Form 10-Q
period 1995-03-31
RESPIRONICS INC
filed 1995-05-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X       Quarterly Report pursuant to section 13 or 15(d) of the Securities
  -
          Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
                                                              --------------
          Transition Report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from             to
                                                              -----------
          -------------

Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                               25-1304989
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


1001 Murry Ridge Dr.
Murrysville, Pennsylvania                            15668
(Address of principal executive offices)           (Zip Code)

(Registrant's Telephone Number, including area code)  412-733-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X   No    .
                                ---     ---

As of April 30, 1995, there were 16,724,969 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.


PART I - FINANCIAL INFORMATION
- - ------------------------------

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -- March 31, 1995 and June 30,
          1994.

          Consolidated statements of operations -- Three months ended March 31, 1995 and 1994 and nine months ended March 31, 1995 and 1994.

          Consolidated statements of cash flows-- Nine months ended March 31, 1995 and 1994.

          Notes to consolidated financial statements -- March 31, 1995.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION
- - ---------------------------

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.



SIGNATURES
- - ----------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                       March 31     June 30
                                                         1995         1994
                                                      -----------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                     $16,638,370  $12,384,054
  Trade accounts receivable, less allowance for
    doubtful accounts of $700,000 and $525,000         18,532,611   15,011,285
  Refundable income taxes                                     -0-    1,787,265
  Inventories                                          11,691,787    7,833,755
  Prepaid expenses and other                            1,188,874    1,168,167
  Deferred income tax benefits                          2,021,776    2,021,776
                                                      -----------  -----------
            TOTAL CURRENT ASSETS                       50,073,418   40,206,302

PROPERTY, PLANT AND EQUIPMENT
  Land                                                  2,459,323    2,417,334
  Building                                              8,512,638    7,713,405
  Machinery and equipment                              13,131,192   10,849,230
  Furniture and office equipment                       10,265,746    7,915,022
  Leasehold improvements                                  519,744      519,744
                                                      -----------  -----------
                                                       34,888,643   29,414,735
  Less allowances for depreciation
    and amortization                                   14,797,793   11,929,911
                                                      -----------  -----------
                                                       20,090,850   17,484,824

  Funds held in trust for construction
       of new facility                                    701,554      680,372

OTHER ASSETS                                              640,074      545,722
                                                      -----------  -----------

                                                      $71,505,896  $58,917,220
                                                      ===========  ===========


See notes to consolidated financial statements.

                                                                  March 31    June 30
                                                                    1995        1994
                                                               -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $3,367,677   $3,086,776
  Accrued compensation and related expenses                       3,991,568    3,055,420
  Accrued expenses                                                2,986,940    1,968,977
  Income taxes                                                    1,044,706      658,364
  Current portion of long-term obligations                          475,303      404,866
                                                                -----------   ----------
     TOTAL CURRENT LIABILITIES                                   11,866,194    9,174,403

LONG-TERM OBLIGATIONS                                             5,605,936    4,854,440

MINORITY INTEREST                                                   668,853      664,268

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding
     16,557,054 shares at March 31, 1995 and
     16,344,690 shares at June 30, 1994                             165,570      163,446
  Additional capital                                             17,741,463   16,790,919
  Retained earnings                                              35,457,880   27,269,744
                                                                -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY                                  53,364,913   44,224,109
                                                                -----------  -----------
                                                                $71,505,896  $58,917,220
                                                                ===========  ===========

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                   Three months ended March 31       Nine months ended March 31
                                        1995           1994             1995            1994
                                  -----------------------------     ----------------------------
Net sales                         $  25,599,736    $ 19,307,611     $  71,137,348     $ 56,132,166
Cost of goods sold                   11,113,853       8,603,122        30,773,215       25,338,721
                                  -------------    ------------     -------------     ------------
                                     14,485,883      10,704,489        40,364,133       30,793,445

General & administrative expenses     3,829,945       2,288,156        10,641,765        7,259,800
Sales, marketing & commission
 expense                              4,353,971       3,767,358        12,652,646       10,697,944
Research & development expense        1,735,308       1,227,629         4,795,636        3,199,223
Non-recurring charges                       -0-             -0-               -0-        1,966,085
Interest expense                         49,183          39,567           145,126          130,786
Other income                           (358,299)       (139,453)         (868,082)        (432,179)
                                  -------------    ------------     -------------      -----------
                                      9,610,108       7,183,257        27,367,091       22,821,659
                                  -------------    ------------     -------------      -----------

     INCOME BEFORE INCOME TAXES       4,875,775       3,521,232        12,997,042        7,971,786

Income taxes                          1,804,034       1,276,937         4,808,906        2,790,125
                                  -------------    ------------     -------------      -----------
                     NET INCOME      $3,071,741      $2,244,295       $ 8,188,136       $5,181,661
                                  =============    ============     ==============     ===========

Earnings per share                   $     0.17      $     0.13       $      0.47       $     0.30
                                  =============    ============     ==============     ===========
Weighted Average Number of Shares
Used in Computing Earnings Per
 Share                               17,687,053      17,330,390        17,459,702       17,285,838
                                  =============    ============     ==============     ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                               Nine months ended
                                                                                    March 31
                                                                               1995          1994
                                                                            ------------------------
OPERATING ACTIVITIES
  Net income                                                                $ 8,188,136  $ 5,181,661
  Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation and amortization                                         2,867,882    2,544,256
        Provision for losses on accounts receivable                             175,000       75,000
        Provision for losses on write-off of equipment                              -0-      224,504
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                   (3,696,326)  (2,056,074)
           Decrease in refundable income taxes                                1,787,265          -0-
           Increase in inventories and prepaid
            expenses                                                         (3,878,739)    (231,662)
           Increase in other assets                                             (94,352)     (20,609)
           Increase (decrease) in accounts payable                              280,901   (1,703,236)
           Increase (decrease) in accrued compensation
            and related expenses                                                936,148   (1,473,485)
           Increase in accrued expenses                                       1,017,963      309,413
           Increase (decrease) in accrued income taxes                          386,342     (256,764)
                                                                            -----------  -----------
                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                       7,970,220    2,593,004

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                  (5,473,908)  (7,101,673)
  Increase in funds held in trust for construction
       of new facility                                                          (21,182)         -0-
                                                                            -----------  -----------
                NET CASH USED BY
                   INVESTING ACTIVITIES                                      (5,495,090)  (7,101,673)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                         1,132,761       41,974
  Reduction in long-term obligations                                           (310,828)    (322,765)
  Issuance of common stock                                                      952,668      162,638
  Increase in minority interest                                                   4,585      647,138
                                                                            -----------  -----------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                                       1,779,186      528,985
                                                                            -----------  -----------
                  INCREASE (DECREASE) IN CASH AND
                     SHORT-TERM INVESTMENTS                                   4,254,316   (3,979,684)

Cash and short-term investments at beginning of period                       12,384,054   14,635,546
                                                                            -----------  -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $16,638,370  $10,655,862
                                                                            ===========  ===========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

MARCH 31, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                    March 31     June 30
                      1995        1994
                  -----------------------
Raw materials      $6,631,683  $5,268,039
Work-in-process     1,106,724     818,400
Finished goods      3,953,379   1,747,316
                  -----------  ----------
                  $11,691,786  $7,833,755
                  ===========  ==========

NOTE C -- NON-RECURRING CHARGES

In November 1993, the Company discontinued the production and sale of its BagEasy line of disposable manual resuscitators and recalled all remaining BagEasy products in distribution channels and customer inventories. Accordingly, during the nine months ended March 31, 1994 the Company recorded non-recurring charges of $1,966,000 which included provisions for write-offs of inventory and fixed assets, the satisfaction of purchase order and compensation commitments, and costs associated with the recall.

NOTE D -- STOCK SPLIT

On February 16, 1995, the Company's Board of Directors declared a 100% stock distribution in the form of a two-for-one stock split of the Company's common stock. On March 17, 1995, one additional share of common stock was distributed for each share held of record on March 3, 1995. All outstanding stock options were amended to provide for issuance of two shares of common stock for every one
share issuable prior to the split.   An amount equal to the par value of the
shares issued was transferred from the additional capital account to the common stock account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

NOTE E -- SUBSEQUENT EVENT

On April 6, 1995, the Company acquired Vitalog Monitoring, Inc., a California company that designs, manufactures and markets sleep monitoring and diagnostic equipment. This combination will be treated for financial reporting purposes as a purchase. Consideration was $681,000 in cash and $1,276,000 in shares of the Company's common stock in exchange for the outstanding stock of Vitalog, related patents, and non-competition agreements.

Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1995 were $25,600,000 representing a 33% increase over the $19,308,000 recorded for the quarter ended March 31, 1994. Sales for the nine months ended March 31, 1995 were $71,137,000, an increase of 27% over the $56,132,000 recorded in the year earlier period. The increases in net sales were primarily attributable to increases in total unit sales for the Company's obstructive sleep apnea and ventilatory support products and reflect sales growth across all of the Company's market bases for these product groups. The nine month sales increase was accomplished in spite of a decrease in sales of the Company's resuscitation products resulting from the Company's November 1993 decision to discontinue production and shipment of its BagEasy manual resuscitator, which accounted for 3% of net sales for the nine month period ended March 31, 1994. In March of 1995 the Company introduced a redesigned version of the BagEasy product. In addition, sales of the Company's face masks used as accessories for its obstructive sleep apnea and ventilatory support units increased significantly in both unit and dollar terms in both the quarter to quarter and nine month comparisons.

The Company's gross profit was 57% of net sales for the quarter and nine months ended March 31, 1995 as compared to 55% for the quarter and nine months ended March 31, 1994. This improvement was due to the Company's ability to limit the growth of manufacturing and manufacturing support costs to rates less than the rate of sales increases achieved, a shift in sales mix toward the Company's higher margin products, and, for the nine month comparison, the fact that during the nine months ended March 31, 1994, gross profit was reduced because of a temporary diversion of engineering resources away from research and development activities and to manufacturing support in response to recommendations resulting from an FDA inspection.

General and administrative expenses were $3,830,000 (15% of net sales) for the quarter ended March 31, 1995 as compared to $2,288,000 (12% of net sales) for the quarter ended March 31, 1994. General and administrative expenses were $10,642,000 (15% of net sales) for the nine months ended March 31, 1995 as compared to $7,260,000 (13% of net sales) for the year earlier period. These increases were due primarily to provisions for profit sharing bonus being made in the quarter and nine months ended March 31, 1995 based on results achieved. There were no profit sharing bonuses for fiscal year 1994. Higher expenses were also incurred due to staffing increases, increased legal fees, and increased provisions for uncollectible accounts receivable.

Sales, marketing and commission expenses were $4,354,000 (17% of net sales) for the quarter ended March 31, 1995 as compared to $3,767,000 (20% of net sales) for the quarter ended March 31, 1994. Sales, marketing and commission expenses were $12,653,000 (18% of net sales) for the nine months ended March 31, 1995 as compared to $10,698,000 (19% of net sales) for the year earlier period. These increases in absolute dollars were primarily due to higher commission expenses paid to independent sales representatives resulting from a shift in sales mix towards the products handled by these representatives and, to a lesser extent, product literature expenses incurred in anticipation of product launches, higher trade show and training expenses, and increased salary expenses principally for new employees in sales and marketing management.

Research and development expenses were $1,735,000 (7% of net sales) for the quarter ended March 31, 1995 as compared to $1,227,000 (6% of net sales) for the quarter ended March 31, 1994. Research and development expenses were $4,796,000 (7% of net sales) for the nine months ended March 31, 1995 as compared to $3,199,000 (6% of net sales) for the year earlier period. The increases in spending reflect the Company's commitment to investment in future product development and product enhancements in all of the Company's major product groups and also reflect extensive new product development efforts currently underway in anticipation of new product introductions in each of these groups during calendar year 1995 and in some cases with initial distribution in international markets until regulatory approval in the United States is obtained. In addition, research and development expenditures were lower than normal during the nine months ended March 31, 1994 as engineering resources were temporarily diverted away from research and development activities and devoted to improving manufacturing and engineering systems.

Non-recurring charges were $1,966,000 (5% of net sales) for the nine months ended March 31, 1994. These charges represent costs incurred by the Company in connection with its November 1993 decision to discontinue the production and sale of its BagEasy line of disposable manual resuscitators and recall all remaining BagEasy products in distribution channels and customer inventory and include provisions for write-offs of inventory and fixed assets, the satisfaction of purchase order and compensation commitments, and costs associated with the recall.

The Company's effective income tax rate was 37% for the quarter ended March 31, 1995 as compared to 36% for the quarter ended March 31, 1994 and 37% for the nine months ended March 31, 1995 as compared to 35% for the nine months ended March 31, 1994. The increases for the quarter to quarter and nine month comparisons were due to increases in the proportion of the Company's taxable income attributable to its United States operation. The United States operation pays income taxes at a higher rate (approximately 40% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. The increase in the proportion of taxable income attributable to the United States operation was caused in part by the non-recurring charges recorded in the nine months ended March 31, 1994 and described above, the majority of which were incurred by the United States operation.

As a result of the factors described above, the Company's net income was $3,072,000 (12% of net sales) for the quarter ended March 31, 1995 as compared to $2,244,000 (12% of net sales) for the quarter ended March 31, 1994 and $8,118,000 (12% of net sales) for the nine months ended March 31, 1995 as compared to $5,182,000 (9% of net sales) for the nine months ended March 31, 1994.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $38,207,000 at March 31, 1995 and $31,032,000 at June 30, 1994. Net cash provided by operating activities was $7,970,000 for the nine months ended March 31, 1995 as compared to $2,593,000 for the nine months ended March 31, 1994. The increase in cash provided by operations was due primarily to an increase in net income, a decrease in refundable income taxes, and increases in accounts payable, accrued compensation and related expenses, accrued expenses and accrued income taxes during the current nine month period as compared to decreases or smaller increases in those accounts during the prior year's nine month period.

Net cash used by investing activities was $5,495,000 for the nine months ended March 31, 1995 as compared to $7,102,000 for the nine months ended March 31, 1994. All of the cash used by investing activities for both periods represented capital expenditures. These capital expenditures included the purchase of production equipment, office equipment, and computers, and, for the nine months ended March 31, 1994, also included costs related to the 46,000 square foot expansion of the Company's headquarters facility which was completed in November 1993. Funding for a portion of the capital expenditures in the current nine month period came from the proceeds of a $1,133,000 loan received in February 1995 from the Pennsylvania Industrial Development Authority relating to the Company's previously completed building expansion project. The remainder of the funding for capital expenditures in the current nine month period and all of the funding for the prior year's nine month period were provided by positive cash flows from operating activities and from accumulated cash and short-term investment balances.

The Company believes that positive cash flow from operating activities, the availability of the full amount of funds under its $1.25 million line of credit, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next 12 months for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt ).

PART 2    OTHER INFORMATION

Item 1:   Legal Proceedings
- - ---------------------------

          On May 8, 1995 the United States District Court for the Southern District of California approved the Company's motion to transfer the previously disclosed patent infringement suit filed by ResCare Limited against the Company from that court to the United States District Court for the Western District of Pennsylvania. ResCare Limited had opposed the Company's motion.

          Pursuant to a previous stipulation of the parties, they have agreed jointly to move for the consolidation of the transferred suit with the declaratory judgement action previously filed by the Company in the United States District Court for the Western District of Pennsylvania.

          For additional information regarding this litigation, see the Company's Report on Form 10-Q for the quarter ended December 31, 1994.

Item 2:   Change in Securities
- - -------   --------------------

          (a)  None
          (b)  None

Item 3:   Defaults Upon Senior Securities
- - -------   -------------------------------

          (a)  None
          (b)  None

Item 4:   Submission of Matters to a Vote of Security Holders
- - -------   ---------------------------------------------------

          None

Item 5:   Other Information
- - -------   -----------------

          None

Item 6:   Exhibits and Reports on Form 8-K
- - -------   --------------------------------

          (a)  Exhibits

          None

          (b)  Reports on Form 8-K

          None

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:          May 12, 1995              /s/ Daniel J. Bevevino

      -----------------------------      ------------------------------------

                                         Daniel J. Bevevino
                                         Controller, and Chief
                                         Financial and Accounting Officer

                                         Signing on behalf of the registrant
                                         and as Chief Financial and
                                         Accounting Officer