Form 10-Q
period 1995-09-30
RESPIRONICS INC
filed 1995-11-13
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X      Quarterly Report pursuant to section 13 or 15(d) of the Securities
  -      Exchange Act of 1934 for the quarterly period ended September 30, 1995
                                                              -----------------
         or

  _ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ____________

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
                                 -      -

As of October 31, 1995, there were 16,819,111 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -- September 30, 1995 and June 30,
          1995.

          Consolidated statements of operations -- Three months ended September 30, 1995 and 1994.

          Consolidated statements of cash flows-- Three months ended September 30, 1995 and 1994.

          Notes to consolidated financial statements -- September 30, 1995.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.



SIGNATURES
----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                        September 30      June 30
                                                                            1995           1995
                                                                        ---------------------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                         $13,918,896   $16,126,904
  Trade accounts receivable, less allowance for
    doubtful accounts of $750,000 and $700,000                             20,413,400    19,448,187
  Inventories                                                              16,675,789    13,136,664
  Prepaid expenses and other                                                2,093,949     1,951,358
  Deferred income tax benefits                                              2,200,595     2,200,595
                                                                          -----------   -----------
             TOTAL CURRENT ASSETS                                          55,302,629    52,863,708

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                      2,734,337     2,589,117
  Building                                                                  8,707,993     8,674,675
  Machinery and equipment                                                  15,167,404    14,155,510
  Furniture and office equipment                                           10,023,892     9,394,000
  Leasehold improvements                                                      939,327       577,175
                                                                          -----------   -----------
                                                                           37,572,953    35,390,477
  Less allowances for depreciation
    and amortization                                                       16,309,657    15,443,041
                                                                          -----------   -----------
                                                                           21,263,296    19,947,436

  Funds held in trust for construction
    of new facility                                                           720,106       710,929

OTHER ASSETS                                                                2,792,308     2,668,592

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                         1,808,588     1,847,905
                                                                          -----------   -----------
                                                                          $81,886,927   $78,038,570
                                                                          ===========   ===========

See notes to consolidated financial statements.

                                                   September 30    June 30
                                                       1995          1995
                                                   ------------ ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $ 3,822,181  $ 4,858,554
  Accrued compensation and related expenses           3,013,479    3,827,187
  Accrued expenses                                    3,220,616    2,694,298
  Income taxes                                        3,365,036    1,572,121
  Current portion of long-term obligations              495,455      498,150
                                                    -----------  -----------
     TOTAL CURRENT LIABILITIES                       13,916,767   13,450,310

LONG-TERM OBLIGATIONS                                 5,440,396    5,537,996

MINORITY INTEREST                                       646,199      681,068

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding
     16,811,155 shares at September 30, 1995 and
     16,744,785 shares at June 30, 1995                 168,112      167,448
  Additional capital                                 19,549,410   19,254,977
  Retained earnings                                  42,166,043   38,946,771
                                                    -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY                      61,883,565   58,369,196
                                                    -----------  -----------
                                                    $81,886,927  $78,038,570
                                                    ===========  ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                             Three months ended
                                                September 30
                                              1995          1994
                                           -------------------------

Net sales                                  $26,674,675   $21,669,809
Cost of goods sold                          11,514,510     9,470,731
                                           -----------   -----------
                                            15,160,165    12,199,078

General and administrative expense           4,016,803     3,168,640
Sales, marketing and commission expense      4,523,786     3,884,167
Research and development expense             1,692,907     1,470,779
Interest expense                                50,054        47,060
Other income                                  (315,760)     (212,863)
                                           -----------   -----------
                                             9,967,790     8,357,783
                                           -----------   -----------

 INCOME BEFORE INCOME TAXES                  5,192,375     3,841,295

Income taxes                                 1,973,103     1,421,279
                                           -----------   -----------

  NET INCOME                               $ 3,219,272   $ 2,420,016
                                           ===========   ===========

Earnings per share                         $      0.18   $      0.14
                                           ===========   ===========


Weighted Average Number of Shares
Used in Computing Earnings Per Share        17,858,788   17,274,522



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                           Three months ended
                                                              September 30
                                                           1995          1994
                                                        -------------------------

OPERATING ACTIVITIES
  Net income                                            $ 3,219,272    $2,420,016
  Adjustments to reconcile net income to net
      cash (used) provided by operating activities:
        Depreciation and amortization                       905,933       863,222
        Provision for losses on accounts receivable          50,000        75,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable               (1,015,213)     (136,806)
           Increase in inventories and prepaid
               expenses                                  (3,681,716)     (817,944)
           Increase in other assets                        (123,716)      (60,772)
           Decrease in accounts payable                  (1,036,373)     (740,659)
           Decrease in accrued compensation
               and related expenses                        (813,708)     (440,108)
           Increase in accrued expenses                     526,318        18,132
           Increase in accrued income taxes               1,792,915     1,405,485
                                                        -----------   -----------

                NET CASH (USED) PROVIDED BY
                   OPERATING ACTIVITIES                    (176,288)    2,585,566

INVESTING ACTIVITIES
  Purchase of property, plant and equipment              (2,182,476)   (1,455,536)
  Increase in funds held in trust for construction
       of new facility                                       (9,177)       (4,807)
                                                        -----------   -----------

                NET CASH USED BY
                   INVESTING ACTIVITIES                  (2,191,653)   (1,460,343)

FINANCING ACTIVITIES
  Reduction in long-term obligations                       (100,295)      (74,833)
  Issuance of common stock                                  295,097        99,766
  Decrease in minority interest                             (34,869)       (3,519)
                                                        -----------   -----------

                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                     159,933        21,414
                                                        -----------   -----------

                    (DECREASE) INCREASE IN CASH AND
                         SHORT-TERM INVESTMENTS          (2,208,008)    1,146,637

Cash and short-term investments at beginning of period   16,126,904    12,384,054
                                                        -----------   -----------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD        $13,918,896   $13,530,691
                                                        ===========   ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1995



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


NOTE B -- INVENTORIES

The composition of inventory is as follows:


                       September 30      June 30
                           1995            1995
                      --------------   ------------

    Raw materials     $   10,539,409   $  7,960,573
    Work-in-process        1,356,807      1,105,010
    Finished goods         4,779,573      4,071,081
                      --------------   ------------

                      $   16,675,789   $ 13,136,664
                      ==============   ============



Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1995 were $26,675,000 representing a 23% increase over the $21,670,000 recorded for the quarter ended September 30, 1994. The increase in net sales was primarily attributable to increases in total unit and dollar sales for the Company's obstructive sleep apnea products. In addition, sales of the Company's face masks and other patient interface devices used as accessories for its obstructive sleep apnea and ventilatory support units increased significantly in both unit and dollar terms. Finally, sales of the Company's ventilatory support units also increased in both unit and dollar terms as well.

The Company's gross profit was 57% of net sales for the quarter ended September
30, 1995 as compared to 56% for the quarter ended September 30, 1994.     This
improvement was due primarily to the Company's ability to limit the growth of manufacturing and manufacturing support costs to rates less than the rate of sales increase achieved.

General and administrative expenses were $4,017,000 (15% of net sales) for the quarter ended September 30, 1995 as compared to $3,169,000 (15% of net sales) for the quarter ended September 30, 1994. The increase in absolute dollars was due primarily to increased legal fees incurred relating to the previously disclosed action brought against the Company by a competitor, Rescare Limited. The increase was also due, to a lesser extent, to a larger provision made during the quarter for year end profit sharing bonuses based on financial results achieved and to increased staffing.

Sales, marketing and commission expenses were $4,524,000 (17% of net sales) for the quarter ended September 30, 1995 as compared to $3,884,000 (18% of net
sales) for the quarter ended September 30, 1994.   This increase in absolute
dollars was due primarily to costs associated with trade shows, salary expenses for new employees, and commission expenses based on higher sales levels achieved.

Research and development expenses were $1,693,000 (6% of net sales) for the quarter ended September 30, 1995 as compared to $1,471,000 (7% of net sales) for the quarter ended September 30, 1994. This increase in absolute dollars reflects the extensive new product development efforts currently underway to support new product introductions in the Company's major product groups. Several new products were introduced during the current quarter, and other new product introductions are scheduled for the remainder of fiscal year 1996 with initial distribution in international markets until regulatory approval in the United States is obtained.

The Company's effective income tax rate was 38% for the quarter ended September
30, 1995  as compared to 37% for the quarter ended September 30, 1994.   Changes
in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States operation versus taxable income attributable to its Hong Kong and Peoples Republic of China operations because the United States operation pays income taxes at a higher rate (approximately 41% before available income tax credits)
than do the Hong Kong and Peoples Republic of China operations.   For the
quarter to quarter comparison, the proportion of taxable income attributable to the United States operation increased.

As a result of the factors described above, the Company's net income was $3,219,000 (12% of net sales) for the quarter ended September 30, 1995 as compared to $2,420,000 (11% of net sales) for the quarter ended September 30, 1994.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $41,386,000 at September 30, 1995 and
$39,413,000 at June 30, 1995.   Net cash used by operating activities was
$176,000 for the three months ended September 30, 1995 as compared to net cash provided by operating activities of $2,586,000 for the three months ended
September 30, 1994.    The net use of cash for the current quarter was due
primarily to increases in inventory and accounts receivable and decreases in accounts payable and accrued compensation in amounts greater than the changes in
those accounts during the first quarter of last fiscal year.   The increase in
inventory was due to the Company's purchase of raw materials for certain of its new products, including those introduced during the current quarter and those scheduled for introduction during the remainder of the fiscal year and to the completion of stocking of the Company's warehouse in Reno, Nevada. This warehouse opened in March 1995.

Net cash used by investing activities was $2,192,000 for the three months ended September 30, 1995 as compared to $1,460,000 for the three months ended
September 30, 1994.   Essentially all of the cash used by investing activities
for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for capital expenditures in the current quarter was provided by accumulated cash and short-term investment balances, and in last year's first quarter was provided by positive cash flows from operating activities and by accumulated cash and short-term investment balances.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1996 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt ).

PART 2    OTHER INFORMATION

Item 1:   Legal Proceedings
-------   -----------------

          Not applicable


Item 2:   Change in Securities
-------   --------------------

          (a)  Not applicable
          (b)  Not applicable

Item 3:   Defaults Upon Senior Securities
-------   -------------------------------

          (a)  Not applicable
          (b)  Not applicable

Item 4:   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          Not applicable

Item 5:   Other Information
-------   -----------------

          Not applicable

Item 6:   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits

          Not applicable

          (b)  Reports on Form 8-K

          Not applicable

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:          November 10, 1995          /s/ Daniel J. Bevevino

            ______________________       ________________________

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