Form 10-Q
period 1995-12-31
RESPIRONICS INC
filed 1996-02-09
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X   Quarterly Report pursuant to section 13 or 15(d) of the Securities
  -
      Exchange Act of 1934 for the quarterly period ended December 31, 1995
                                                          -----------------
      or

 [_]  Transition Report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to
                                                          --------
      ----------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes X   No [_].
                                -

As of January 31, 1996, there were 16,859,314 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.      Financial Statements (Unaudited).

             Consolidated balance sheets -- December 31, 1995 and
             June 30, 1995.

             Consolidated statements of operations -- Three months ended December 31, 1995 and 1994 and six months ended December 31, 1995 and 1994.

             Consolidated statements of cash flows-- Six months ended December 31, 1995 and 1994.

             Notes to consolidated financial statements --
             December 31, 1995.


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

Item 3.      Defaults Upon Senior Securities.

Item 4.      Submission of Matters to a Vote of Security Holders.

Item 5.      Other Information.

Item 6.      Exhibits and Reports on Form 8-K.



SIGNATURES
----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                          December 31      June 30
                                                                              1995          1995
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                         $ 9,792,908   $16,126,904
  Trade accounts receivable, less allowance for
    doubtful accounts of $850,000 and $700,000                             25,026,073    19,448,187
  Inventories                                                              17,300,722    13,136,664
  Prepaid expenses and other                                                2,338,969     1,951,358
  Deferred income tax benefits                                              2,200,595     2,200,595
                                                                          -----------   -----------
             TOTAL CURRENT ASSETS                                          56,659,267    52,863,708

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                      2,773,246     2,589,117
  Building                                                                  8,779,610     8,674,675
  Machinery and equipment                                                  15,762,719    14,155,510
  Furniture and office equipment                                           10,681,202     9,394,000
  Leasehold improvements                                                      979,717       577,175
                                                                          -----------   -----------
                                                                           38,976,494    35,390,477
  Less allowances for depreciation
    and amortization                                                       17,207,404    15,443,041
                                                                          -----------   -----------
                                                                           21,769,090    19,947,436

  Funds held in trust for construction
       of new facility                                                        729,087       710,929

OTHER ASSETS                                                                3,024,794     2,668,592

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                         1,769,271     1,847,905
                                                                         ------------  ------------
                                                                         $ 83,951,509  $ 78,038,570
                                                                         ============  ============

See notes to consolidated financial statements.

                                                   December 31     June 30
                                                       1995         1995
                                                 ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $ 3,974,185  $ 4,858,554
  Accrued compensation and related expenses          2,932,812    3,827,187
  Accrued expenses                                   3,479,913    2,694,298
  Income taxes                                       1,633,650    1,572,121
  Current portion of long-term obligations             492,729      498,150
                                                   -----------  -----------
     TOTAL CURRENT LIABILITIES                      12,513,289   13,450,310

LONG-TERM OBLIGATIONS                                5,241,953    5,537,996

MINORITY INTEREST                                      646,199      681,068

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding
     16,851,860 shares at December 31, 1995 and
     16,744,785 shares at June 30, 1995                168,519      167,448
  Additional capital                                19,706,538   19,254,977
  Retained earnings                                 45,675,011   38,946,771
                                                   -----------  -----------
     TOTAL SHAREHOLDERS' EQUITY                     65,550,068   58,369,196
                                                   -----------  -----------
                                                   $83,951,509  $78,038,570
                                                   ===========  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                              Three months ended            Six months ended
                                                  December 31                  December 31
                                               1995          1994          1995          1994
                                           -----------   -----------   -----------   -----------
Net sales                                  $30,241,119   $23,867,803   $56,915,794   $45,537,612
Cost of goods sold                          13,380,809    10,188,631    24,895,319    19,659,362
                                           -----------   -----------   -----------   -----------
                                            16,860,310    13,679,172    32,020,475    25,878,250

General and administrative expenses          3,831,024     3,643,180     7,847,827     6,811,820
Sales, marketing and commission expense      4,989,268     4,414,508     9,513,054     8,298,675
Research and development expense             2,368,426     1,589,549     4,061,333     3,060,328
Interest expense                                50,541        48,883       100,595        95,943
Other income                                  (216,475)     (296,917)     (532,235)     (509,783)
                                           -----------   -----------   -----------   -----------
                                            11,022,784     9,399,203    20,990,574    17,756,983
                                           -----------   -----------   -----------   -----------

 INCOME BEFORE INCOME TAXES                  5,837,526     4,279,969    11,029,901     8,121,267

Income taxes                                 2,328,558     1,583,589     4,301,661     3,004,871
                                           -----------   -----------   -----------   -----------

  NET INCOME                               $ 3,508,968   $ 2,696,380   $ 6,728,240   $ 5,116,396
                                           ===========   ===========   ===========   ===========

Earnings per share                         $      0.20   $      0.15   $      0.38   $      0.29
                                           ===========   ===========   ===========   ===========
Weighted Average Number of Shares
Used in Computing Earnings Per Share        17,601,685    17,417,532    17,730,325    17,346,028

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                Six months ended
                                                                                   December 31
                                                                                1995          1994
                                                                          ----------------------------
OPERATING ACTIVITIES
  Net income                                                                $ 6,728,240    $5,116,396
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                         1,842,997     1,956,623
        Provision for losses on accounts receivable                             150,000        75,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                   (5,727,886)   (2,793,514)
           Decrease in refundable income taxes                                      -0-     1,787,265
           Increase in inventories and prepaid
               expenses                                                      (4,551,669)   (2,387,016)
           Increase in other assets                                            (356,202)      (73,948)
           Decrease in accounts payable                                        (884,369)     (765,318)
           Decrease in accrued compensation
               and related expenses                                            (894,375)      (36,256)
           Increase in accrued expenses                                         785,615       447,217
           Increase (decrease) in accrued income taxes                           61,529       (31,624)
                                                                            -----------   -----------
                NET CASH (USED) PROVIDED BY
                   OPERATING ACTIVITIES                                      (2,846,120)    3,294,825

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                  (3,586,017)   (2,961,843)
  Increase in funds held in trust for construction
       of new facility                                                          (18,158)      (12,595)
                                                                            -----------  ------------
                NET CASH USED BY
                   INVESTING ACTIVITIES                                      (3,604,175)   (2,974,438)

FINANCING ACTIVITIES
  Reduction in long-term obligations                                           (301,464)     (233,028)
  Issuance of common stock                                                      452,632       400,305
  (Decrease) increase in minority interest                                      (34,869)        4,601
                                                                            -----------  ------------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                                         116,299       171,878
                                                                            -----------  ------------
                   (DECREASE) INCREASE IN CASH AND
                      SHORT-TERM INVESTMENTS                                 (6,333,996)      492,265

Cash and short-term investments at beginning of period                       16,126,904    12,384,054
                                                                            -----------  ------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $ 9,792,908  $ 12,876,319
                                                                            ===========  ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

DECEMBER 31, 1995



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


NOTE B -- INVENTORIES

The composition of inventory is as follows:

                        December 31      June 30
                           1995            1995
                      -------------   ------------

    Raw materials     $  12,821,590   $  7,960,573
    Work-in-process       1,496,414      1,105,010
    Finished goods        2,982,718      4,071,081
                      -------------   ------------

                      $  17,300,722   $ 13,136,664
                      =============   ============


NOTE C -- CONTINGENCY

As previously disclosed, the Company is a party to an action filed in a federal District Court in January 1995 in which a competitor alleges that the Company's sale in the United States of certain products infringes three of the competitor's patents. In its response to the action, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid and that the Company does not infringe upon the patents. Discovery in the case is continuing.

The Company believes that none of its products infringe any of the patents in question in the event that any one or more of such patents should be held to be valid, and it intends to vigorously defend this position.

Item 2.  Management's Discussion and Analysis of Result of Operations
-------  ------------------------------------------------------------
         and Financial Condition
         -----------------------

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1995 were $30,241,000 representing a 27% increase over the $23,868,000 recorded for the quarter ended December 31, 1994. Sales for the six months ended December 31, 1995 were $56,916,000, an increase of 25% over the $45,538,000 recorded in the year earlier period. The increases in net sales were primarily attributable to increases in total unit and dollar sales for the Company's obstructive sleep apnea and ventilatory support products. Sales of the Company's face masks and other patient interface devices used as accessories for its obstructive sleep apnea and ventilatory support units increased significantly in both unit and dollar terms as well.

The Company's gross profit was 56% of net sales for the quarter ended December 31, 1995 as compared to 57% for the quarter ended December 31, 1994. Gross profit for the six months ended December 31, 1995 was also 56% of net sales as compared to 57% of net sales for the year earlier period. The decreases in the gross margin percentage were caused by reduced average selling prices, primarily for the Company's REMstar Nasal CPAP systems, during the current quarter and six month period. These reductions in average selling price resulted from increasing competition in the obstructive sleep apnea market, particularly relative to the Company's large, national customers who receive lower prices in exchange for volume purchase commitments.

General and administrative expenses were $3,831,000 (13% of net sales) for the quarter ended December 31, 1995 as compared to $3,643,000 (15% of net sales) for the quarter ended December 31, 1994. General and administrative expenses were $7,848,000 (14% of net sales) for the six months ended December 31, 1995 as compared to $6,812,000 (15% of net sales) for the year earlier period. The decreases in these expenses as a percentage of net sales reflect the Company's ability, for the periods indicated, to limit spending increases in these areas to rates less than the rate of sales increase. The increases in absolute dollars were due primarily to increased legal fees incurred relating to the previously disclosed action brought against the Company by Rescare Limited, a competitor.

Sales, marketing and commission expenses were $4,989,000 (16% of net sales) for the quarter ended December 31, 1995 as compared to $4,415,000 (18% of net sales) for the quarter ended December 31, 1994. Sales, marketing and commission expenses were $9,513,000 (17% of net sales) for the six months ended December 31, 1995 as compared to $8,299,000 (18% of net sales) for the year earlier period. The decreases in these expenses as a percentage of net sales reflect the Company's ability, for the periods indicated, to limit spending increases in these areas to rates less than the rate of sales increase. The increases in absolute dollars were due primarily to costs associated with trade shows and related travel expenses, salary expenses for new employees, and commission expenses based on higher sales levels achieved.

Research and development expenses were $2,368,000 (8% of net sales) for the quarter ended December 31, 1995 as compared to $1,590,000 (7% of net sales) for the quarter ended December 31, 1994. Research and development expenses were $4,061,000 (7% of net sales) for the six months ended December 31, 1995 as compared to $3,060,000 (7% of net sales) for the year earlier period. These increases in absolute dollars (and as a percentage of net sales for the quarter to quarter comparison) reflect the extensive new product development efforts during the periods and concurrently underway to support new product introductions in the Company's major product groups and also to explore opportunities in other respiratory product areas. Several new products have been introduced during the current fiscal year, and other new product introductions are scheduled for the remainder of the fiscal year, in some cases with initial distribution in international markets until regulatory clearance to market in the United States is obtained. Subsequent to the end of the current quarter, the Company received clearance from the United States Food and Drug Administration to market its new Aria CPAP System and two new face mask products in the United States.

The Company's effective income tax rate was 40% for the quarter ended December 31, 1995 as compared to 37% for the quarter ended December 31, 1994 and 39% for the six months ended December 31, 1995 as compared to 37% for the six months ended December 31, 1994. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States operation versus taxable income attributable to its Hong Kong and Peoples Republic of China operations.
The United States operation pays income taxes at a higher rate (approximately 41% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. For the quarterly and year-to-date comparisons, the proportion of taxable income attributable to the United States operation increased. In addition, the research and development tax credit expired effective July 1, 1995. This income tax credit had been available during prior fiscal years to reduce income taxes paid by the United States operation and therefore reduce the effective income tax rate.

As a result of the factors described above, the Company's net income was $3,509,000 (12% of net sales) for the quarter ended December 31, 1995 as compared to $2,696,000 (11% of net sales) for the quarter ended December 31, 1994 and $6,728,000 (12% of net sales) for the six months ended December 31, 1995 as compared to $5,116,000 (11% of net sales) for the six months ended December 31, 1994.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $44,146,000 at December 31, 1995 and $39,413,000 at June 30, 1995. Net cash used by operating activities was $2,846,000 for the six months ended December 31, 1995 as compared to net cash provided by operating activities of $3,295,000 for the six months ended

December 31, 1994. The net use of cash for the current six month period was due primarily to increases in accounts receivable and inventory in amounts greater than the changes in those accounts during the first six months of last fiscal year.

The increase in accounts receivable was due to growth in international sales at a rate greater than overall sales growth (all international sales are made on extended payment terms) and to a continued increase in the portion of the Company's domestic sales that are being made on extended payment terms. The increase in inventory was due to the Company's purchase of raw materials for, and the initial production of, many of its new products, including those introduced during the current six month period and those scheduled for introduction during the remainder of the fiscal year.

Net cash used by investing activities was $3,604,000 for the six months ended December 31, 1995 as compared to $2,974,000 for the three months ended December 31, 1994. Essentially all of the cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for capital expenditures in the current six month period was provided by accumulated cash and short-term investment balances, and in the first six months of last fiscal year was provided by positive cash flows from operating activities and by accumulated cash and short-term investment balances.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1996 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).

PART 2    OTHER INFORMATION,

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

          The Company's Annual Meeting of Shareholders was held on
          November 8, 1995. The holders of 13,503,570 shares of the Company's
                                           --------
          stock (approximately 80% of the outstanding shares) were present at
                               --
          the meeting in person or by proxy. The only matters voted upon at the meeting were (i) the election of three persons to serve as directors for a three year term expiring at the annual meeting of the shareholders in 1998, and (ii) the ratification of the selection of Ernst & Young as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 1996.

          Douglas A. Cotter, Ph.D., George J. Magovern, M.D., and Gerald E. McGinnis, the nominees of the Company's Board of Directors, were elected to serve until 1998. There were no other nominees.

          Shares were voted as follows:

                                                   Withhold
 Name                        For                   Vote For
-----------------------------------------------------------
Douglas A. Cotter, Ph.D.     13,403,115            37,827
George J. Magovern, M.D.     13,375,524            65,418
Gerald E. McGinnis           13,372,315            68,627

The selection of Ernst & Young as independent public accountants for the 1996 fiscal year was ratified: affirmative votes, 13,483,723 shares; negative votes, 19,847 shares.

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

                                         RESPIRONICS, INC.

Date:          February 9, 1996          /s/ Daniel J. Bevevino
     ------------------------------      ------------------------------
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