Form 10-Q
period 1996-03-31
RESPIRONICS INC
filed 1996-05-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X       Quarterly Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the quarterly period ended March 31,1996   or
                                                    -------------

 ---      Transition Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from          to
                                                    --------    --------

Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


                Delaware                                     25-1304989
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification Number)


           1001 Murry Ridge Dr.
        Murrysville, Pennsylvania                               15668
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

As of April 30, 1996, there were 19,346,690 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.    Financial Statements (Unaudited).

           Consolidated balance sheets -- March 31, 1996 and June 30, 1995.

           Consolidated statements of operations -- Three months ended March 31, 1996 and 1995 and nine months ended March 31, 1996 and 1995.

           Consolidated statements of cash flows -- Nine months ended March 31, 1996 and 1995.

           Notes to consolidated financial statements -- March 31, 1996.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II - OTHER INFORMATION
- ---------------------------

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.



SIGNATURES
- ----------

CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                          March 31       June 30
                                                                            1996           1995
                                                                        --------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                                       $ 53,893,877   $16,126,904
  Trade accounts receivable, less allowance for
    doubtful accounts of $900,000 and $700,000                            26,917,503    19,448,187
  Inventories                                                             16,460,443    13,136,664
  Prepaid expenses and other                                               2,191,979     1,951,358
  Deferred income tax benefits                                             2,200,595     2,200,595
                                                                        ------------   -----------
             TOTAL CURRENT ASSETS                                        101,664,397    52,863,708

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                     2,773,140     2,589,117
  Building                                                                 8,850,795     8,674,675
  Machinery and equipment                                                 15,958,922    14,155,510
  Furniture and office equipment                                          11,465,771     9,394,000
  Leasehold improvements                                                     985,699       577,175
                                                                        ------------   -----------
                                                                          40,034,327    35,390,477
  Less allowances for depreciation
    and amortization                                                      18,020,466    15,443,041
                                                                        ------------   -----------
                                                                          22,013,861    19,947,436

  Funds held in trust for construction
       of new facility                                                       737,740       710,929

OTHER ASSETS                                                               3,107,672     2,668,592

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                        1,729,954     1,847,905
                                                                        ------------   -----------
                                                                        $129,253,624   $78,038,570
                                                                        ============   ===========

See notes to consolidated financial statements.

                                                                             4.2

                                                   March 31        June 30
                                                     1996            1995
                                                  -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $  3,676,361  $ 4,858,554
  Accrued compensation and related expenses          4,397,112    3,827,187
  Accrued expenses                                   3,740,787    2,694,298
  Income taxes                                       1,926,763    1,572,121
  Current portion of long-term obligations             494,004      498,150
                                                  ------------  -----------
     TOTAL CURRENT LIABILITIES                      14,235,027   13,450,310

LONG-TERM OBLIGATIONS                                5,145,971    5,537,996

MINORITY INTEREST                                      645,965      681,068

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding
     18,869,384 shares at March 31, 1996 and
     16,744,785 shares at June 30, 1995                188,694      167,448
  Additional capital                                59,563,843   19,254,977
  Retained earnings                                 49,474,124   38,946,771
                                                  ------------  -----------
     TOTAL SHAREHOLDERS' EQUITY                    109,226,661   58,369,196
                                                  ------------  -----------
                                                  $129,253,624  $78,038,570
                                                  ============  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                         Three months ended March 31       Nine months ended March 31
                                             1996            1995             1996            1995
                                        -----------------------------     ----------------------------
Net sales                                 $32,651,155    $25,599,736       $89,566,949    $71,137,348
Cost of goods sold                         14,476,518     11,113,853        39,371,837     30,773,215
                                          -----------    -----------       -----------    -----------
                                           18,174,637     14,485,883        50,195,112     40,364,133

General & administrative expenses           4,342,305      3,829,945        12,190,132    10,641,765
Sales, marketing & commission expense       5,221,038      4,353,971        14,734,092    12,652,646
Research & development expense              2,569,463      1,735,308         6,630,796     4,795,636
Interest expense                               45,689         49,183           146,284       145,126
Other income                                 (231,912)      (358,299)         (764,147)     (868,082)
                                          -----------    -----------       -----------   -----------
                                           11,946,583      9,610,108        32,937,157    27,367,091
                                          -----------    -----------       -----------   -----------

       INCOME BEFORE INCOME TAXES           6,228,054      4,875,775        17,257,955    12,997,042

Income taxes                                2,428,941      1,804,034         6,730,602     4,808,906
                                          -----------    -----------       -----------   -----------
                       NET INCOME         $ 3,799,113    $ 3,071,741       $10,527,353   $ 8,188,136
                                          ===========    ===========       ===========   ===========
Earnings per share                        $      0.21    $      0.17       $      0.59   $      0.47
                                          ===========    ===========       ===========   ===========
Weighted Average Number of Shares
Used in Computing Earnings Per Share       17,748,962     17,687,053        17,746,493    17,459,702
                                          ===========    ===========       ===========   ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                Nine months ended
                                                                                     March 31
                                                                                1996          1995
                                                                            --------------------------
OPERATING ACTIVITIES
   Net income                                                                $10,527,353   $ 8,188,136
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                          2,695,376     2,867,882
        Provision for losses on accounts receivable                              200,000       175,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                    (7,669,316)   (3,696,326)
           Decrease in refundable income taxes                                       -0-     1,787,265
           Increase in inventories and prepaid
               expenses                                                       (3,564,400)   (3,878,739)
           Increase in other assets                                             (439,080)      (94,352)
           (Decrease) increase in accounts payable                            (1,182,193)      280,901
           Increase in accrued compensation
               and related expenses                                              569,925       936,148
           Increase in accrued expenses                                        1,046,489     1,017,963
           Increase in accrued income taxes                                      354,642       386,342
                                                                             -----------   -----------
                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                        2,538,796     7,970,220

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                   (4,643,850)  (5,473,908)
  Increase in funds held in trust for construction
       of new facility                                                           (26,811)      (21,182)
                                                                             -----------   -----------
                NET CASH  USED BY
                   INVESTING ACTIVITIES                                       (4,670,661)   (5,495,090)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                                -0-     1,131,761
  Reduction in long-term obligations                                            (396,171)     (310,828)
  Issuance of common stock                                                    40,330,112       952,668
  (Decrease) increase in minority interest                                       (35,103)        4,585
                                                                             -----------   -----------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                                       39,898,838     1,778,186
                                                                             -----------   -----------
            INCREASE IN CASH AND
                 SHORT-TERM INVESTMENTS                                       37,766,973     4,253,316

Cash and short-term investments at beginning of period                        16,126,904    12,384,054
                                                                             -----------   -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                             $53,893,877   $16,637,370
                                                                             ===========   ===========

See notes to consolidated financial statements
                                                                             4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

MARCH 31, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


NOTE B -- INVENTORIES

The composition of inventory is as follows:

                             March 31       June 30
                               1996           1995
                            ----------    -----------
    Raw materials          $11,489,517    $ 7,960,573
    Work-in-process          2,054,358      1,105,010
    Finished goods           2,916,568      4,071,081
                           -----------    -----------
                           $16,460,443    $13,136,664
                           ===========    ===========

NOTE C -- CONTINGENCY

As previously disclosed, the Company is a party to an action filed in a federal District Court in January 1995 in which a competitor alleges that the Company's sale in the United States of certain products infringes three of the competitor's patents. In its response to the action, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid and that the Company does not infringe upon the patents. Discovery in the case is continuing. The Company believes that none of its products infringe any of the patents in question in the event that any one or more of such patents should be held to be valid, and it is vigorously defending this position.

Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 were $32,651,000 representing a 28% increase over the $25,600,000 recorded for the quarter ended March 31, 1995. Sales for the nine months ended March 31, 1996 were $89,567,000, an increase of 26% over the $71,137,000 recorded in the year earlier period. The increases in net sales were primarily attributable to increases in total unit sales for the Company's obstructive sleep apnea and ventilatory support products and reflect sales growth across all of the Company's market bases for these product groups. Sales of the Company's face masks and other patient interface devices used as accessories for its obstructive sleep apnea and ventilatory support units increased significantly in both unit and dollar terms as well.

The Company's gross profit was 56% of net sales for the quarter and nine months ended March 31, 1996 as compared to 57% for the quarter and nine months ended March 31, 1995. The decreases in gross margin percentage were caused by reduced average selling prices, primarily for the Company's REMstar Nasal CPAP systems, during the current quarter and nine month period. These reductions in average selling price resulted from increasing competition in the obstructive sleep apnea market, particularly relative to the Company's large, national customers who received lower prices in exchange for volume purchase commitments.

General and administrative expenses were $4,342,000 (13% of net sales) for the quarter ended March 31, 1996 as compared to $3,830,000 (15% of net sales) for the quarter ended March 31, 1995. General and administrative expenses were $12,190,000 (14% of net sales) for the nine months ended March 31, 1996 as compared to $10,642,000 (15% of net sales) for the year earlier period. The increase in absolute dollars for the current quarter was due primarily to an increased provision for profit sharing bonus being made in the current quarter based on financial results achieved. The increase in absolute dollars for the nine month period was due primarily to increased legal fees, including those incurred relating to the previously disclosed patent litigation action brought against the Company by a competitor. The decrease in general and administrative expenses as a percentage of sales for the current quarter and nine month period was a result of these expenses increasing at a rate less than the rate of increase in sales for the same periods.

Sales, marketing and commission expenses were $5,221,000 (16% of net sales) for the quarter ended March 31, 1996 as compared to $4,354,000 (17% of net sales) for the quarter ended March 31, 1995. Sales, marketing and commission expenses were $14,734,000 (16% of net sales) for the nine months ended March 31, 1996 as compared to $12,653,000 (18% of net sales) for the year earlier period. These increases in absolute dollars for the current quarter and nine month period were primarily due to higher commission expenses based on higher sales levels achieved, higher trade show and related travel expenses, and increased salary expenses principally for new employees in sales and marketing management. The decrease in sales, marketing and commission expenses as a percentage of sales for the current quarter and nine month period was a result of these expenses increasing at a rate less than the rate of increase in sales for the same period.

Research and development expenses were $2,569,000 (8% of net sales) for the quarter ended March 31, 1996 as compared to $1,735,000 (7% of net sales) for the quarter ended March 31, 1995. Research and development expenses were $6,631,000 (7% of net sales) for the nine months ended March 31, 1996 as compared to $4,796,000 (7% of net sales) for the year earlier period. These increases in absolute dollars (and as a percentage of net sales for the quarter to quarter comparison) reflect the extensive new product development efforts currently underway to support new product introductions in the Company's major product groups and also to explore opportunities in other respiratory product areas. Several new products have been introduced during the current fiscal year, and other new product introductions are currently scheduled in the remainder of this fiscal year and early quarters of the next fiscal year, in some cases with initial distribution in international markets until regulatory clearance to market in the United States is obtained. In the current quarter, the Company received clearance from the United States Food and Drug Administration to market its new Aria CPAP System and two new face mask products in the United States.

The Company's effective income tax rate was 39% for the quarter and nine months ended March 31, 1996 as compared to 37% for the quarter and nine months ended March 31, 1995 Changes in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States operation versus taxable income attributable to its Hong Kong and Peoples Republic of China operations because the United States operation pays income taxes at a higher rate (approximately 41% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. For the quarterly and year-to-date comparisons, the proportion of taxable income attributable to the United States operation increased. In addition, the Company had a research and development tax credit which expired effective July 1, 1995. This income tax credit had been available during the prior fiscal year to reduce income taxes paid by the United States operation and therefore reduce the effective income tax rate.

As a result of the factors described above, the Company's net income was $3,799,000 (12% of net sales) for the quarter ended March 31, 1996 as compared to $3,072,000 (12% of net sales) for the quarter ended March 31, 1995 and $10,527,000 (12% of net sales) for the nine months ended March 31, 1996 as compared to $8,188,000 (12% of net sales) for the nine months ended March 31, 1995.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $87,429,000 at March 31, 1996 and $39,413,000 at June 30, 1995. Net cash provided by operating activities was $2,539,000 for the nine months ended March 31, 1996 as compared to $7,970,000 for the nine months ended March 31, 1995. The decrease in cash provided by operations for the current nine month period was due primarily to an increase in accounts receivable in an amount greater than the increase in that account during the first nine months of last fiscal year and to a tax refund received during the first nine months of last fiscal year.

The increase in account receivable was due to growth in international sales at a rate greater than overall sales growth (all international sales are made on extended payment terms), an increase in the portion of the Company's domestic sales that are being made on extended payment terms, and an increase in the proportion of sales made late in the current nine month period and therefore not collectible before the end of the period.

Net cash used by investing activities was $4,671,000 for the nine months ended March 31, 1996 as compared to $5,495,000 for the nine months ended March 31, 1995. Substantially all of the cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for capital expenditures in both periods was provided by accumulated cash and short-term investment balances, and in the first nine months of last fiscal year was provided by positive cash flows from operating activities and by accumulated cash and short-term investment balances.

Net cash provided by financing activities was $39,899,000 for the nine months ended March 31, 1996 as compared to $1,778,000 for the nine months ended March 31, 1995. Net cash provided by financing activities for the current nine month period includes $39,795,000 raised by the Company's March 1996 public offering of 2,000,000 shares of its common stock. In April 1996, the Company raised an additional $7,433,000 pursuant to the sale of 373,589 shares of common stock pursuant to the exercise of the underwriters' over allotment option.

The Company believes that positive cash flow from operating activities, the availability of the full amount of funds under its $1,250,000 commercial bank line of credit, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next twelve months for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).

PART 2    OTHER INFORMATION

Item 1:   Legal Proceedings
- -------   -----------------

          Not Applicable


Item 2:   Change in Securities
- -------   --------------------

          (a)  Not Applicable
          (b)  None


Item 3:   Defaults Upon Senior Securities
- -------   -------------------------------

          (a)  Not Applicable
          (b)  Not Applicable


Item 4:   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

          Not Applicable


Item 5:   Other Information
- -------   -----------------

          Not Applicable


Item 6:   Exhibits and Reports on Form 8-K
- -------   --------------------------------


          (a)  Exhibits

          Not Applicable


          (b)  Reports on Form 8-K

          Not Applicable

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:          May 13, 1996              /s/ Daniel J. Bevevino
          ------------------------       ------------------------------------

                                         Daniel J. Bevevino
                                         Vice President - Finance and
                                         Chief  Financial and Accounting
                                         Officer

                                         Signing on behalf of the registrant
                                         and as Chief Financial and
                                         Accounting Officer