Form 10-K405
period 1996-06-30
RESPIRONICS INC
filed 1996-09-27
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)

  X  Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
  -
     Act of 1934 for   the fiscal year ended June 30, 1996 or
                                             -------------

     Transition Report pursuant to section 13 or 15(d) of the Securities
  -
     Exchange Act of 1934 for the   transition period from          to
                                                           --------    ------

Commission File No. 000-16723

                               RESPIRONICS, INC.

            (Exact name of registrant as specified in its charter)


Delaware                                          25-1304989
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


1001 Murry Ridge Drive
Murrysville,  Pennsylvania                                15668
(Address of principal executive offices)                  (Zip Code)

(Registrant's Telephone Number, including area code)   412-733-0200

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
        Title of each class                               on which registered
        -------------------                               -------------------

                  None                                           --

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $.01 per share
         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X   No  .
                                 -      -

As of August 31, 1996, the aggregate market value of the shares of the registrant's Common Stock held by non-affiliates was approximately $375,000,000.

As of August 31, 1996, there were 19,309,000 shares of Common Stock of the registrant outstanding.

Documents Incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 20, 1996 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     INDEX

                                                         Page
                                                         ----
PART I

Item 1         Business................................. 1
Item 2.        Description of Property.................. 14
Item 3.        Legal Proceedings........................ 14
Item 4.        Submission of Matters to a Vote of
               Security Holders......................... 16

PART II

Item 5.        Market for Registrant's Common Equity
               and Related Shareholder Matters.......... 17
Item 6.        Selected Financial Data.................. 18
Item 7.        Management's Discussion and
               Analysis of Results of Operations and
               Financial Condition...................... 19
Item 8.        Consolidated Financial Statements........ 24
Item 9.        Disagreements on Accounting and
               Financial Disclosure..................... 41

PART III

Item 10.       Directors and Executive Officers of the
               Registrant............................... 42
Item 11.       Executive Compensation................... 42
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management.................... 42
Item 13.       Certain Relationships and Related
               Transactions............................. 42

PART IV

Item 14.       Exhibits, Financial Statement
               Schedules and Reports on Form 8-K........ 43

Signatures.............................................. 49

                                    PART I

Item 1.   Business
          --------

General

          Respironics, Inc. ("Respironics" or the "Company") is a leading developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and hospitals, as well as emergency medical settings and alternative care facilities. The Company's primary product lines are: (i) continuous positive airway pressure ("CPAP") devices and bi-level positive airway pressure ("BiPAP") devices for the treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep; (ii) bi-level non-invasive ventilatory support devices; (iii) patient mask products; and (iv) single-use resuscitation products. Respironics markets its products through a sales organization consisting of approximately 90 direct and independent sales representatives, who sell primarily to a network of over 2,500 medical product dealers. The Company's sales are currently comprised of 68% equipment and 32% consumable and single-use products. With approximately 85% of its sales currently reaching the home care market, Respironics believes that it is well-positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

          Respironics is a Delaware corporation. The Company has two principal operating subsidiaries, Respironics (HK) Limited, which is wholly-owned and based in Hong Kong, and its subsidiary, Respironics Medical Products (Shenzhen) Ltd. , which is wholly-owned by Respironics (HK) Limited and is based in the Peoples Republic of China. The Company has a third wholly-owned subsidiary, RIC Investments, Inc., a Delaware corporation which conducts its operations in Delaware. In August 1996, the Company announced its plans to acquire all the capital stock of LIFECARE International, Inc. for $50 million in cash. See "Acquisition" for additional information about this transaction. The Company's executive offices are located at 1001 Murry Ridge Drive, Murrysville, PA 15668.

          Unless the context indicates otherwise, reference in this Annual Report to the "Company" or "Respironics" refers to Respironics, Inc. and its subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to "fiscal year" refers to the twelve month period ending on June 30 of the year indicated.

          Certain statements in this annual report on Form 10-K, including statements about the Company's belief or expectations or about whether any particular event or circumstance is likely to occur or continue, are forward-looking statements concerning the future operations of the Company. Such forward-looking statements are subject to risks and uncertainties. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein.

          Respironics(R), REMstar(R), BiPAP(R), BagEasy(R), Circle Seal(R) and SealEasy(R) are registered trademarks of the Company. Great Performers(TM), Monarch Mini Mask(TM), GEL Mask(TM), Aria(TM), Virtuoso(TM), Maestro(TM), Solo(TM), Encore(TM), and Vitalog(TM) are trademarks of the Company.

Products

          At the present time, the Company's principal products can be divided into four categories: obstructive sleep apnea products, non-invasive ventilatory support products, patient mask products and resuscitation products.

                       Obstructive Sleep Apnea Products
                       --------------------------------


          Respironics believes it is the U.S. market share leader in OSA therapy devices, with an approximate 50% market share. The Company's primary OSA products are REMstar Choice, the BiPAP S Airway Management System, the Great Performers family of products, and related accessories such as masks, tubes, filters and headgear.

          REMstar Choice is the Company's fifth generation CPAP device for the treatment of OSA. REMstar Choice consists of a small, portable air pressurization device, air pressure control, a cordless remote on-and-off control and a mask worn by the patient at home during sleep. REMstar Choice offers improved functional features compared to its predecessor devices, including improved pressure stability, reduced operating noise and a smaller design. The BiPAP S Airway Management System is used to treat severe OSA and is useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP. The unit senses the patient's breathing cycles and adjusts the pressure accordingly. See "Non-invasive Ventilatory Support Products" for a further description of the BiPAP devices.

          The Company introduced its next-generation family of OSA products, known as the "Great Performers" product line, during fiscal year 1996 with the first international shipments commencing in July 1995. This new family of products includes several products including CPAP, bi-level and clinical units. The Company has received clearance from the United States Food and Drug Administration ("FDA") for three Great Performers products; the Aria CPAP system, the Solo CPAP system, and the Maestro clinical remote control unit. Domestic shipments of Aria began in spring 1996, domestic shipments of Maestro began in summer 1996, and domestic shipments of Solo are expected to begin in fall 1996. The Aria CPAP system features built-in memory to record patient usage data. The software necessary to extract this data from the Aria unit was made available in September 1996 and is known as Encore. The Solo CPAP system is an innovative OSA therapy device that meets the Company's strategy of offering units at all key price points. The Maestro unit is used by clinicians in prescribing therapy for the treatment of adult OSA. The Great Performers family of products also includes another CPAP device, known as Virtuoso, that utilizes innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The Company has made or is making filings seeking FDA clearance to market Virtuoso and other devices in the Great Performers series of products in the United States. Products in the Great Performers product line other than Aria, Solo, and Maestro are being initially distributed solely in international markets until regulatory clearance to market them in the U.S. is obtained.

          Respironics also manufactures devices related to the diagnosis and monitoring of sleep and other respiratory-related disorders, which it obtained through the acquisition of Vitalog Monitoring, Inc. ("Vitalog") in 1995. The Vitalog acquisition provides the Company with access to technology and products complementary to its own, particularly in the OSA product line and is part of the Company's strategic effort to enter the diagnostic market. The Company believes that the Vitalog acquisition will enhance its marketing efforts in the OSA area by expanding the Company's presence in sleep labs and permitting the Company to sell diagnostic equipment, which helps drive the market for the Company's therapeutic devices.

          The Company estimates that in the United States approximately 1,500 sleep clinics currently exist at hospitals and other medical centers where pulmonologists, technicians and other medical professionals diagnose obstructive sleep apnea (as well as other sleep disorders) and then prescribe the appropriate treatment. Such laboratories provide the most frequent source of patient introductions to the REMstar Choice and Great Performers products.

          The obstructive sleep apnea patient can purchase REMstar Choice, Aria, or the BiPAP Airway Management System from home health care products dealer locations nationwide. Personnel at each of these locations are equipped to train the patient in the product's use and to maintain and service the product (See "Sales, Distribution, and Marketing"). The retail price for a REMstar Choice or Aria unit ranges from $1,100 to $1,600, depending on the specific model, the geographical market and whether certain accessories are purchased. The retail price for a BiPAP unit generally ranges from $2,800 to $8,000, depending on which model is purchased.

          Sales of obstructive sleep apnea products and all related accessories and replacement parts accounted for 67%, 67%, and 64% of the Company's net sales for its fiscal years 1996, 1995, and 1994, respectively.


                   Non-invasive Ventilatory Support Products
                   -----------------------------------------

          The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. for individuals who require ventilatory assistance but who are not dependent on a ventilator for continuous life support.

          The Company's principal non-invasive ventilatory support product is the BiPAP Ventilatory Support System. Introduced in December 1989, the BiPAP Ventilatory Support System is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. The BiPAP Ventilatory Support System was the first device for non-invasive use designed specifically to compensate for mask leaks. BiPAP devices sense the patient's breathing and adjust their output to assist in inhalation and exhalation. The BiPAP Ventilatory Support System compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing volume ventilators.

          The Company believes the BiPAP Ventilatory Support System has the potential for increasing patient comfort because the BiPAP Ventilatory Support System adapts to the patient's breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and because it can be used effectively with a patient mask rather than requiring intubation. The retail price for a

BiPAP unit, which ranges from $2,800 to $8,000, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

          In May 1992, the Company introduced the Hospital BiPAP Ventilatory Support System, which includes accessories such as an airway pressure monitor, a detachable control panel, a disposable circuit and a mounting stand, all of which are designed to allow the BiPAP Ventilatory Support System to be used more easily in the hospital environment.

          The Company is supporting clinical trials that are investigating the possible benefits of BiPAP therapy for different types of patient populations. Applications being studied include use by patients suffering from emphysema and other respiratory disorders, as well as other in-hospital applications. The marketing of BiPAP Ventilatory Support Systems for use in these patient populations may require additional clearances from the FDA prior to marketing in the United States.

          The Company also is currently conducting research on the incorporation of Proportional Assist Ventilation ("PAV") into its line of BiPAP ventilatory support products. PAV is a mode of ventilatory support that provides assistance in proportion to the needs of the patient. The Company began sponsoring clinical trials investigating PAV in 1995. Application for regulatory clearance to market devices that include PAV, which may be required prior to the marketing of such products in the U.S., has not yet been made. The PAV technology was obtained by the Company through a non-exclusive licensing arrangement with the University of Manitoba in Winnipeg, Canada.

          Sales of non-invasive ventilatory support products and all related accessories and replacement parts accounted for 27%, 26%, and 27% of the Company's net sales for its fiscal years 1996, 1995, and 1994 respectively.


                             Patient Mask Products
                             ---------------------

          The Company provides three types of patient masks: (1) masks used with CPAP and BiPAP devices including nasal sealing flap masks, the Monarch Mini Mask and, in the near future, the GEL Mask; (2) disposable air-filled cushion anesthesia masks primarily for use during surgery; and (3) disposable SealEasy and Circle Seal resuscitation masks for use in medical emergencies. The Company's patient masks are designed to respond to the increasing demand for single-use products, which reduce the potential for cross-contamination among patients and also help to minimize the exposure of medical personnel to infectious diseases, such as tuberculosis and pneumonia. The Company believes that its nasal sealing flap mask was the first mask to adequately seal on a patient's face for air delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. In early 1996, the Company received 510(k) clearance from the FDA to market the Monarch Mini Mask and GEL Mask for use with its CPAP and BiPAP devices. The Monarch Mini Mask is designed to enhance patient comfort with its small size and unique placement on the patient's face; the GEL Mask utilizes a gel-like cushion to create a comfortable mask seal around the contours of the face. The Company's line of disposable air-filled cushion anesthesia masks utilizes a very thin and pliable soft plastic air-filled cushion around the nose and mouth, which provides a uniform seal to prevent leakage of the anesthetic gases and helps ensure compliance with anesthesia gas exposure standards imposed on hospitals by regulatory bodies.

          Sales of all face masks (including some masks which are components of obstructive sleep apnea products, non-invasive ventilatory support products, and resuscitation products and which are also included in the net sales figures for those product groups) accounted for 17%, 15%, and 16% of the Company's net sales for its fiscal years 1996, 1995, and 1994, respectively.



                            Resuscitation Products
                            ----------------------

          The Company's other products consist of single-use resuscitation products, the most significant being the BagEasy manual resuscitator. The current version of the BagEasy resuscitator was introduced in March 1995 and represents a comprehensive redesign of an earlier version of this product. The current version includes significantly fewer components and requires significantly fewer assembly steps than did the previous version. In addition, the current BagEasy product includes features such as a flexible design and an integral pressure valve that the Company believes distinguish it from competitive products.

          In November 1993, the Company discontinued a predecessor version of the BagEasy and voluntarily recalled all remaining such products in distribution
channels and customer inventories.   See Note K to the Consolidated Financial
Statements for additional information regarding this discontinuance.

          The Company's other resuscitation products include several small, disposable resuscitation masks and non-rebreathing valves that are used primarily in the emergency medical market and, to a lesser extent, in hospitals. Sales of resuscitation products accounted for 2%, 2%, and 4% of the Company's net sales for its fiscal years 1996, 1995, and 1994 respectively.


Manufacturing and Properties

          The Company's corporate headquarters and domestic
manufacturing operations are located in Murrysville, Pennsylvania (approximately 20 miles east of Pittsburgh) in a 116,000 square foot facility
that was first occupied in July 1990.   The facility includes a 46,000 square
foot
addition that was completed in November 1993. The entire facility is subject to mortgages used to secure financing related to the construction and expansion of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one and one-half story building of steel and concrete construction that had a total cost, including the addition, of approximately $7,800,000.

          The Company also leases, on a month to month basis, a 22,000 square foot office facility in Plum Borough, Pennsylvania located approximately two miles from the existing corporate headquarters facility. This leased facility currently houses the Company's customer satisfaction and technical service groups.

          The Company began manufacturing operations in Hong Kong in 1981 where
it currently manufactures a portion of its patient mask products.   The
Company's warehousing, manufacturing and administrative activities in Hong Kong are conducted in a 28,000 square foot light manufacturing complex in Kwun Tong, Kowloon, Hong Kong. The premises are leased under a renewable agreement expiring on April 30, 1997.

          The Company conducts the remainder of its Far East patient mask manufacturing in a facility in Shenzhen City in the Peoples Republic of China, bordering Hong Kong. The Shenzhen facility is leased and operated by the Company. The present manufacturing space totals approximately 66,000 square feet. The facility is located in a special economic zone (where the Company has been operating since 1987) that was established by the Peoples Republic of China in 1980 to induce foreign investment. Operations in Hong Kong and the Peoples Republic of China are subject to the risks normally associated with foreign operations including, but not limited to, possible changes in export or import restrictions and the modification or introduction of other governmental policies with potentially adverse effects.

          The Company also maintains small leased facilities, each totaling less than 3,500 square feet in size, in Wilmington, Delaware; Redwood City, California; Winnipeg, Manitoba; Nantes, France; and Subic Bay, Philippines.

          The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While each facility is extensively utilized, additional productive capacity is available through a variety of means including, at the Murrysville site, augmenting the current partial second shift work schedule. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company is currently exploring several options relative to leased office space in the eastern suburbs of Pittsburgh as an alternative way to increase the productive capacity at the Murrysville site. The Company also owns approximately 20 acres of land adjacent to the 10 acre site on which the Murrysville facility is located. Future expansion in Murrysville, if needed, could take place on this 20 acre site.

          The Company generally performs all major assembly work on all of its products. It manufactures the plastic components for its face mask products and
uses subcontractors to supply certain other components.   The Company believes
that the raw materials for all of its products are readily available from a number of suppliers.


Sales, Distribution and Marketing

          The Company sells its products primarily to home care and hospital dealers. These parties in turn resell and rent the Company's products to end users. The Company's products reach its customers primarily through the Company's field network, which consists of 13 sales management employees, 29 direct sales representatives and sales support specialists, 51 independent manufacturers' representatives and over 2,500 medical products distributors (also referred to as "dealers").

          The Company manages its U.S. dealer network through a direct sales force and independent manufacturers' representatives. The Company's U.S. sales management team includes a Vice President of Sales and Marketing, a Director of Sales and seven Regional Sales Managers. This team directs the activities of 51 independent manufacturers' representatives and 25 direct sales representatives and sales support specialists. In most areas of the U.S., the hospital market is served by the direct sales representatives and the home care market is served primarily by the independent manufacturers' representatives.

          The Company's international sales efforts are conducted currently through a European General Manager, a South American Sales Manager, a Pacific Rim Sales Manager, and a Canadian Sales Manager. The Company also has two direct sales representatives and a customer satisfaction staff in Europe and one direct sales representative in Canada. All of the Company's international sales employees serve both the home care and hospital markets. The Company's international sales consist primarily of BiPAP Ventilatory Support Systems, BiPAP S Airway Management Systems, REMstar Choice units, Great Performers units, and related accessories. International sales accounted for approximately 24%, 20%, and 20% of the Company's net sales for fiscal year 1996, 1995 and 1994, respectively.

          The Company's marketing organization is currently staffed with a Director of Marketing and marketing-oriented Product Managers, who are assigned to each of the Company's four principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

          The Company's customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) is undergoing significant consolidation, particularly
among dealers specializing in home care products.   The Company's two largest
home care dealer customers (both of which were publicly held and had branch locations throughout the U.S.) merged in August 1995, and many smaller customers have been acquired by larger entities. The impact on the Company of this customer consolidation is likely to continue in the form of reduced selling prices for the Company's products as a result of greater purchasing power and market dominance enjoyed by larger customers.


Competition

          The Company believes that the principal competitive factors in all of its markets are product and service performance and innovation. Efficient distribution and competitive price are also very important factors for its more mature products. In the case of a number of the Company's and its competitors' products, patent protection is becoming more prevalent and of increasing competitive importance. The Company competes on a product-by-product basis with various other companies, some of which have significantly greater financial and marketing resources and broader product lines.

          The Company believes that it has the leading position in the U.S. market for home care devices for the treatment of OSA. However, other manufacturers, including other larger and more experienced manufacturers of home health care products, have entered the market and the Company expects that competition will increase. In its major market segments, the Company competes with three principal competitors, Nellcor Puritan-Bennett ("Nellcor"), Healthdyne Technologies ("Healthdyne") and ResMed ("ResMed") through its subsidiary ResCare ("ResCare"). Nellcor, which is the Company's largest major competitor and has the largest financial resources of the Company's competitors, offers an array of products which compete with all of the Company's products. Healthdyne is the primary competitor for the Company's CPAP units and competes with the Company in the non-invasive ventilatory support market as well. ResMed competes with the Company primarily in the OSA market, and is in the process of introducing devices that will compete with the Company's non-invasive ventilatory support products.

          Similar to the Company's customer base, the medical device manufacturing industry is also undergoing significant consolidation. Several of the Company's competitors have announced or completed mergers, most notably the August 1995 merger of Nellcor and Puritan Bennett. Nellcor Puritan Bennett has subsequently acquired, or announced plans to acquire, two other respiratory products companies in 1996. The impact on the Company of this consolidation among its competitors is likely to be greater competition from medical device manufacturers who can utilize the financial and technical resources that may be made available when they are involved in a merger.


Research and Development

          The Company believes that its ability to identify product opportunities, to respond to the needs of cardiopulmonary physicians and their patients in the treatment of respiratory disorders and to incorporate the latest technological innovations into its medical products has been and will continue to be important to its success. The Company's research and development efforts are focused on understanding the problems faced by cardiopulmonary physicians and their patients' needs and on maintaining the Company's technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers (including sleep laboratories) to supplement these research and development efforts. The Company's research and development efforts enable it to capitalize on opportunities in the respiratory medical product market, through upgrading its current products as well as developing new products.

          The Company conducts substantially all of its research and development for existing and potential new products in the U.S.. The Company currently employs approximately 95 engineers and technicians in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $9,328,000 (7% of net sales) in fiscal year 1996, $7,077,000 (7% of net sales) in fiscal year 1995 and $4,794,000 (6% of net sales) in fiscal year 1994 to support product enhancement and new product development.

          Several new product introductions took place during fiscal year 1996 and early in fiscal year 1997, including products in the Great Performers product line and several new patient mask products. By the end of fiscal year 1997, the Company expects to have introduced the remainder of the products in the Great Performers family in addition to new products in the non-invasive ventilatory support product line. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the United States is obtained. See "Regulatory Matters."


Patents, Trademarks and Licenses

          The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has 35 U.S. and foreign patents and has additional U.S. and foreign patent applications pending.

          The patents owned by Company relate to a variety of the Company's products, including the BiPAP Airway Management System, the BiPAP Ventilatory Support System, the BagEasy manual resuscitator, and various masks and related accessories.

          The Company also has 50 registered U.S. and foreign trademarks, and has additional U.S. and foreign trademark applications pending.



Regulatory Matters

          The Company's products are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the "FDA") and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products. In manufacturing and marketing its products, the Company must comply with FDA regulations and is subject to various other FDA recordkeeping requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and uncertain. Moreover, clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA regulations can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipts of or failure to receive, clearances or approvals for the Company's products for which such clearances or approvals have not been obtained would adversely affect the marketing of such products in the United States and could adversely affect the results of future operations.

          The Company must obtain FDA or foreign regulatory approval or clearance for marketing the Company's new devices prior to their release. There are two primary means by which the FDA permits a medical device to be marketed. A manufacturer may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain such clearance, the 510(k) premarket notification must establish that the device is "substantially equivalent" to a device that has been legally marketed or was marketed before May 28, 1976. The manufacturer may not place the device into commercial distribution in the United States until a substantial equivalence determination notice is issued by the FDA. This notice may be issued within 90 days of submission, but usually takes longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require the Company to modify its product labeling, before it will make a finding of substantial equivalence. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

          If a manufacturer cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed device, it will have to seek approval to market the device through the premarket approval application ("PMA") process. This process involves preclinical studies and clinical trials. The process of completing clinical trials, submitting a PMA and obtaining FDA approval takes a number of years and requires the expenditure of substantial resources. In addition, there can be no assurance that the FDA will approve a PMA. The Company's export activities and clinical investigations also are subject to the FDA's jurisdiction and enforcement.

          Foreign regulatory approvals vary widely depending on the country. In January 1996, the Company received ISO 9001 certification from the International Organization of Standards, a quality standards organization based in Geneva, Switzerland. At the same time, the Company received authorization, under the European Union's Medical Device Directives, to affix the "CE Mark" to the Company's products marketed throughout the world. The primary component of the certification process was an audit of the Company's quality system conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives.

          On December 22, 1994 the Company received a warning letter from the FDA. A "warning letter" is a statement issued by the FDA that the agency believes significant violations have occurred and that the agency is prepared to take enforcement action if corrective measures are not taken. In the warning letter, the FDA raised issues relating to: (i) alleged shortcomings in the Company's complaint processing procedures, (ii) the Company's alleged failure to the file certain MDRs and (iii) the Company's alleged failure to obtain 510(k) premarket notification clearances that the FDA indicated were necessary for certain features of the Company's BiPAP system and for certain claims regarding that product's use.

          The Company believes that the issues relating to complaint processing and MDRs have been resolved. Although the Company believed that a new 510(k) notice was not needed, in an effort to cooperate with the FDA and resolve the third item cited in the warning letter the Company filed with the FDA additional 510(k) premarket notifications with respect to features and uses of BiPAP that were cited in the warning letter, in each case indicating that the application was filed without prejudice to the Company's position that no additional filing was required. In July 1996, the Company received clearance from the FDA for the first and most complicated of the 510(k) premarket notifications that were filed in response to the warning letter. Based on the receipt of the clearance, the Company expects to (but cannot be assured that it will) receive the additional related clearances that were filed. Accordingly, the Company believes that this aspect of the FDA's warning letter also has now been resolved.

Third Party Reimbursement

          The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance programs including health maintenance organizations and managed care organizations. The Company's future results of operations and financial condition could be negatively affected by adverse changes made in the reimbursement policies for medical products under these insurance programs. If such changes were to occur, the ability of the Company's customers (medical product distributors and dealers) to obtain adequate reimbursement for the resale or rental of the Company's products could be reduced. In recent years, limitations imposed on the levels of reimbursement by both government and private insurance programs have become more prevalent.

          The Company has obtained "procedure codes" for its home care products from the Health Care Financing Administration ("HCFA"). These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare. In addition, many private insurance programs also use the HCFA procedure code system. However, reimbursement levels can be reduced after a procedure code has been established, as was the case in January 1994 when the reimbursement level for all nasal CPAP systems was reduced.

          The amount of reimbursement that a hospital can obtain under the Medicare diagnosis related group ("DRG") payment system for utilizing the Company's products in treating patients is a primary determinant of the revenue that can be realized by medical product distributors and dealers who resell or rent the Company's hospital products. Many private insurance programs also utilize the Medicare DRG system. The various uses of the Company's hospital products to treat patients are provided within the DRG system. The levels of reimbursement under the DRG system are also subject to review and change.

Acquisition

          On August 26, 1996, the Company announced that it had signed a definitive agreement to acquire all the capital stock of LIFECARE International,
Inc. ("LIFECARE")  for a purchase price of $50 million in cash.   The
transaction, which is expected to be completed in October 1996, is subject to regulatory approval and customary closing conditions.

          LIFECARE is a privately held company headquartered in Colorado and is a leading international developer, manufacturer, and marketer of respiratory therapy products, principally for use in the home. Its sales for its fiscal year ended March 31, 1996 were $33.1 million. LIFECARE's primary business focus is on portable volume ventilators which are used invasively to provide life support to patients who are dependent on the ventilator, and it holds the world's leading market share position for devices of that type. LIFECARE has a modern 75,000 square foot headquarters, manufacturing, and warehouse facility near Denver, 18 district offices throughout the United States, and a manufacturing and distribution facility in

Munich, Germany. LIFECARE's products are complimentary to the Company's, and the Company believes that LIFECARE's facilities and staff of 300 employees worldwide, including a strong clinical staff in sales and field technical service positions, will increase the Company's ability to serve its current and future customers.

          Respironics will finance the acquisition primarily with proceeds from the public offering completed in April 1996. The transaction will be accounted for as a purchase.

Employees

          As of June 30, 1996, the Company had 1,217 employees, including 274 hourly employees in the United States and 478 hourly employees in Hong Kong and the Peoples Republic of China. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.


Financial Information About Foreign and Domestic Operations and Export Sales

          Financial Information concerning foreign and domestic operations and export sales is discussed in Part I " Sales, Distribution and Marketing " and set forth in Note H of the Consolidated Financial Statements included in this Annual Report.



Item 2.   Description of Properties
          -------------------------

          Information with respect to the location and general character of the principal properties of the Company is included in Item 1.


Item 3.   Legal Proceedings
          -----------------

          Australian ResCare Litigation.
          -----------------------------
ResCare Limited, an Australian corporation ("ResCare"),filed suit in Australia (the "Australian Suit") against the Company's Australian distributor in 1992, alleging that the Company's CPAP products then being sold by such distributor in Australia infringed upon an Australian patent (the "Australian Patent") embodying a substantial part of ResCare's CPAP technology. After trial, the Australian trial court held that the Company's products infringed the Australian Patent (which the Court also held to be valid). This decision was appealed, and in May, 1994 the Australian Court of Appeals reversed the decision of the trial court, declaring the Australian Patent invalid. This decision also nullified the trial court's finding that the Company's products infringed upon the Australian Patent. In October, 1994, the Supreme Court of Australia refused to accept an appeal of the decision of the Court of Appeals. No further appeals can be made by ResCare with respect to the decision of the Australian Court of Appeals. The Australian Patent has now been revoked by the Australian Patent Office in lieu of the final decision by the Supreme Court of Australia. The Company now is in the process of prosecuting formal petitions with the Australian courts to collect from ResCare approximately U.S. $500,000 representing that portion of the Company's expenses in pursuing the Australian Suit which the Company believes it is entitled to recover under applicable Australian law.

          U.S. ResCare Litigation.
          -----------------------
On January 9, 1995 ResCare filed an action (the "California Suit") against the Company in the United States District Court for the Southern District of California alleging that in the manufacture and sale in the U.S. of nasal masks and CPAP systems and components the Company infringes three U.S. patents (the "ResCare Patents"), two of which are owned by and one of which is licensed to ResCare. One of the three ResCare Patents was filed in the U.S. shortly after the Australian Patent (which was held to be invalid in the Australian Suit) was filed. The other two patents involved in the California Suit deal with mask applications and with a "ramp" feature of ResCare's CPAP devices. In its complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the ResCare patents. The Company has filed an answer to ResCare's complaint in the California Suit denying, in all material respects, the allegations of the complaint.

          On February 1, 1995 the Company filed an action (the "First Pittsburgh Suit") in the United States District Court for the Western District of Pennsylvania (Civil Action No. 95-0151) against ResCare seeking a declaratory judgment that the three ResCare Patents are invalid and unenforceable and that the Company does not infringe the patents. Upon the Company's motion, on May 24, 1995, the United States District Court for the Southern District of California transferred the California Suit to the United States District Court for the Western District of Pennsylvania.

          On June 4, 1996, ResCare (now known as ResMed) filed an action (the "Second Pittsburgh Suit") in the United States District Court for the Western District of Pennsylvania (Civil Action No. 96-1062) against the Company alleging that in the manufacture and sale in the U.S. of CPAP systems the Company infringes a fourth U.S. patent issued to ResCare on June 4, 1996. This fourth ResCare patent deals with the "ramp" feature of ResCare's CPAP device which is also the subject of one of the three patents in the First Pittsburgh Suit. In its complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the fourth ResCare patent. The Company has filed an answer to ResCare's complaint in the Second Pittsburgh Suit denying, in all material respects, the allegations of the complaint. The First Pittsburgh Suit, the California Suit and the Second Pittsburgh Suit have now been consolidated by the Court for trial. Discovery is proceeding. No trial date has been set. A Motion for Summary Judgment as to non-infringement of the ResCare mask patent was filed by the Company on August 6, 1996, and argued on September 4, 1996. The Court has not yet rendered its decision.


          It is the Company's belief, based upon its investigation and discovery to date and upon discussions with its counsel, that the four ResCare patents are invalid or unenforceable and that, even if they are valid and enforceable, none of the products infringe any of the patents. The Company intends vigorously to defend and pursue this litigation and strongly believes that the outcome should be favorable to it. The sale of products which ResCare alleges infringes the patents in question constitute approximately one-half of the Company's sales of OSA products.

          Other Matters.
          -------------
The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company's results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          During the fourth quarter of the fiscal year 1996, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.   Market For Registrant's Common Equity and Related
          -------------------------------------------------
          Shareholder Matters.
          --------------------

          As of June 30, 1996, 19,305,406 shares of the Company's common stock were issued and outstanding. These shares are traded in the over-the-counter market and are reported on the NASDAQ National Market system under the symbol "RESP". As of September 19, 1996, there were 1,400 holders of record of the Company's common stock.

          The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

          High and low sales price information for the Company's common stock as reported on the NASDAQ National Market System for the applicable quarters is shown below.

Fiscal year ending June 30, 1996:

        First   Second  Third   Fourth
        ------  ------  ------  ------
High    $19.75  $22.25  $24.75  $23.50
Low     $13.75  $17.00  $17.00  $17.25

Fiscal year ending June 30, 1995:

        First   Second  Third   Fourth
        ------  ------  ------  ------
High    $10.63  $12.25  $16.88  $17.00
Low     $ 8.00  $ 9.75  $11.63  $10.50

Item 6.   Selected Financial Data
          -----------------------


                                                             (Dollars in thousands except per share data)
Income Statement Data:
                                                                          Year Ended June 30
                                                     1996          1995          1994          1993          1992
                                                  -----------   -----------   -----------   -----------   -----------
Net sales                                         $   125,766   $    99,450   $    78,171   $    69,286   $    48,976
Cost of goods sold                                     55,249        43,077        34,830        32,114        23,360
                                                  -----------   -----------   -----------   -----------   -----------
                                                       70,517        56,373        43,341        37,172        25,616

General and administrative expense                     16,602        14,050        10,028        10,581         6,538
Sales, marketing and commission expense                20,845        17,696        15,069        12,313         9,211
Research and development expense                        9,328         7,077         4,794         3,556         2,311
Nonrecurring charges                                      -0-           -0-         7,086           -0-           -0-
Interest expense                                          200           194           171           176           201
Other income                                           (1,615)       (1,179)         (623)         (550)         (704)
                                                  -----------   -----------   -----------   -----------   -----------

Income before income taxes                             25,157        18,535         6,816        11,096         8,059

Income taxes                                            9,819         6,858         2,075         3,717         2,696
                                                  -----------   -----------   -----------   -----------   -----------

Net income                                        $    15,338   $    11,677   $     4,741   $     7,379   $     5,363
                                                  ===========   ===========   ===========   ===========   ===========

Primary Earnings per share                              $0.84         $0.67         $0.27         $0.43         $0.31

Weighted Average shares of Common Stock
   outstanding and equivalents                     18,324,500    17,532,422    17,280,680    17,318,606    17,056,704

Balance Sheet Data:
                                                                                June 30
                                                     1996          1995          1994          1993          1992
                                                  -----------   -----------   -----------   -----------   -----------
Working capital                                   $    99,434   $    39,413   $    31,032   $    25,172   $    19,979
Total assets                                          143,947        78,039        58,917        54,331        43,462
Total long-term obligations                             4,966         5,538         4,854         4,288         4,291
Shareholder's equity                                  121,545        58,369        44,224        39,148        31,391

- --------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
          Operations and Financial Condition
          ----------------------------------

Results of Operations

          Net sales for fiscal year 1996 were $125,800,000, representing a 26% increase in net sales over the $99,450,000 recorded in fiscal year 1995. 1995 net sales represented a 27% increase over the $78,171,000 recorded in fiscal year 1994.

          The increases in net sales from fiscal year 1995 to fiscal year 1996 and from fiscal year 1994 to fiscal year 1995 were attributable to increases in total unit sales of the Company's obstructive sleep apnea and ventilatory support products and reflect sales growth across all of the Company's market bases for these product groups. In addition, sales of the Company's face mask products, including those used as accessories for its obstructive sleep apnea and ventilatory support products and those manufactured and sold on an OEM basis (disposable anesthesia masks), increased significantly in both unit and dollar terms.

          The Company's gross profit was 56% of net sales for fiscal year 1996 as compared to 57% of net sales for fiscal year 1995 and 55% of net sales for fiscal year 1994. The decrease in gross margin percentage in the fiscal year 1995 to 1996 comparison was primarily caused by reduced average selling prices, principally for the Company's REMstar Nasal CPAP systems. These reductions in average selling price resulted from increasing competition in the obstructive sleep apnea market, particularly relative to the Company's large, national customers who received lower prices in exchange for volume purchase commitments. In addition, manufacturing support costs grew from fiscal year 1995 to fiscal year 1996 at a rate higher than the overall rate of sales growth. The increase in gross profit percentage in the fiscal year 1994 to 1995 comparison was due primarily to a temporary diversion during fiscal year 1994 of engineering resources away from research and development activities and to manufacturing support activities in response to recommendations resulting from an FDA inspection. This temporary diversion resulted in higher than normal manufacturing support costs and a correspondingly reduced gross margin percentage in fiscal year 1994.

          General and administrative expenses were $16,602,000 (13% of net sales) for fiscal year 1996 as compared to $14,050,000 (14% of net sales) for fiscal year 1995 and $10,028,000 (13% of net sales) for fiscal year 1994. The increase in absolute dollars from fiscal year 1995 to fiscal year 1996 was due primarily to an increased provision for year-end profit sharing bonuses based on financial results achieved and to increased legal fees, including those incurred related to the previously disclosed ResCare patent litigation. The overall increase in absolute dollars, however, was still at a rate less than the rate of increase in sales. The increase in general and administrative expenses from fiscal year 1994 to fiscal year 1995, both in absolute dollars and as a percentage of net sales, was due to a provision for year-end profit sharing bonuses based on financial results achieved in fiscal year 1995 (there were no profit sharing bonuses in fiscal year 1994 based on financial results achieved in that year) and to higher administrative costs related to the growth of the Company, including staffing increases, increased legal fees, and increased provisions for uncollectible accounts receivable.

          Sales, marketing and commission expenses were $20,845,000 (17% of net sales) for fiscal year 1996 as compared to $17,696,000 (18% of net sales) for fiscal year 1995 and $15,069,000 (19% of net sales) for fiscal year 1994. These increases in absolute dollars were due to higher commissions paid to independent sales representatives based on the increased sales levels achieved, increased trade show and related travel expenses, and increased salary expenses, primarily for new employees in sales and marketing management and training and medical education, and, for the fiscal 1994 to fiscal 1995 comparison, product literature and advertising expenses incurred in anticipation of new product launches. The overall increases in absolute dollars, however, were still at rates less than the rate of increase in sales.

          Research and development expenses were $9,328,000 (7% of net sales) for fiscal year 1996 as compared to $7,077,000 (7% of net sales) for fiscal year 1995 and $4,794,000 (6% of net sales) for fiscal year 1994. The continuing increases in research and development spending reflect the extensive new product development efforts that were conducted during the three year period in all of the Company's major product groups. A new family of obstructive sleep apnea therapy devices, the Great Performers line, was introduced during fiscal year 1996. The redesigned BagEasy manual resuscitator was introduced in fiscal year 1995, and a variety of patient interface devices were introduced at various times during the three year period. Additional costs also were incurred throughout the three year period to fund clinical studies and work involving opportunities in other respiratory product areas. Finally, the increase in the fiscal year 1994 to 1995 comparison resulted, to a lesser extent, from the temporary diversion during fiscal year 1994 of engineering resources away from research and development activities and to manufacturing support activities in response to recommendations resulting from an FDA inspection.

          Nonrecurring charges totaled $7,086,000 (9% of net sales) for fiscal year 1994. The first component of these charges, recorded in the first quarter of that year, totaled $1,966,000 and represented costs incurred by the Company in connection with its November 1993 decision to discontinue the production and sale of its BagEasy line of disposable manual resuscitators and to recall all remaining BagEasy products in distribution channels and customer inventories and included provisions for write-offs of inventories and fixed assets, the satisfaction of purchase order and compensation commitments, and costs associated with the recall. The second component of these nonrecurring charges, recorded in the fourth quarter of that year, totaled $5,120,000 and represented the write-off of the remaining balance on the prepayment for Hayek Oscillators and the net book value of units that had been purchased under the terms of the distribution agreement for that product. See Notes J and K to the Consolidated Financial Statements for additional information regarding these charges. The Company did not incur any nonrecurring charges in fiscal year 1996 or 1995.

          The Company's effective income tax rate was 39% for fiscal year 1996 as compared to 37% for fiscal year 1995 and 30% for fiscal year 1994. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportions of taxable income attributable to its United States operation as compared to taxable income attributable to its Hong Kong and Peoples Republic of China operations because the United States operation pays income taxes at a higher rate (approximately 40% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. The proportion of taxable income attributable to the United States operation has increased, with the exception of fiscal year 1994. During that year, the non-recurring charges described above were incurred almost exclusively by the United States operation, reducing taxable income attributable to the United States operation and correspondingly reducing the Company's overall effective income tax rate. In addition, the Company had a research and development tax credit which expired effective July 1, 1995. This income tax credit had been available in fiscal years 1995 and 1994 to reduce income taxes paid by the United States operation and therefore reduce the effective income tax rate.

          As a result of the factors described above, the Company's net income was $15,339,000 (12% of net sales) for fiscal year 1996 as compared to $11,677,000 (12% of net sales) for fiscal year 1995 and $4,741,000 (6% of net sales) for fiscal year 1994.


Financial Condition, Liquidity and Capital Resources

          The Company had working capital of $99,434,000 and $39,413,000 at June 30, 1996 and 1995, respectively. Net cash provided by operating activities was $7,838,000, $9,469,000, and $4,568,000 for fiscal years 1996, 1995 and 1994, respectively. The decrease in cash provided by operating activities from fiscal year 1995 to fiscal year 1996 was due primarily to an increase in accounts receivable during fiscal year 1996 in an amount greater than the increase in that account during fiscal year 1995 and to a tax refund received during fiscal year 1995. The increase in cash provided by operating activities from fiscal year 1994 to fiscal year 1995 was due to an increase in net income, the tax refund received, and increases in accounts payable and accrued expenses during fiscal year 1995 as compared to decreases or smaller increases in those liability accounts during fiscal year 1994.

          The increase in accounts receivable during fiscal year 1996 described above was due to growth in international sales at a rate greater than overall sales growth (all international sales are made on extended payment terms), an increase in the portion of the Company's domestic sales that were made on extended payment terms, and, to a lesser extent, an increase in the proportion of the Company's sales made late in the fiscal year.

          Net cash used by investing activities was $6,255,000, $7,711,000, and
$8,415,000 for fiscal years 1996, 1995 and 1994,  respectively.   Net cash used
for capital expenditures was $6,220,000, $6,941,000, and $7,735,000 for the respective years. Approximately $2,643,000 of the capital expenditures for fiscal year 1994 was for the purchase and development of additional land and expansion costs related to the Company's headquarters and manufacturing facility in Murrysville, Pennsylvania. The remainder of the significant capital expenditures for fiscal years 1996, 1995 and 1994 were made for the purchase of production equipment, office equipment and computers. In addition, fiscal year 1995 investing activities included an expenditure of $745,000 representing a portion of the purchase price of an acquired business plus related acquisition
expenses.   The remainder of the purchase price was paid with shares of the
Company's common stock.   See Note M to the Consolidated Financial Statements
for additional information about this acquisition.

          In November 1993, the Company completed a 46,000 square foot addition to its headquarters and manufacturing facility in Murrysville, Pennsylvania. Financing for the addition includes a Redevelopment Authority Loan for $978,000 that was received in June 1994 and a $1,133,000 Pennsylvania Industrial Development Authority Loan that was received in February 1995. Both loans have a 2% fixed interest rate and a 15 year repayment term. See Note D to the Consolidated Financial Statements for additional information about long-term obligations. Funding for the remainder of the facility addition and the other capital expenditures has been provided by positive cash flows from operating activities and from cash and short-term investment balances.

          Net cash provided by financing activities also includes $46,832,000 from a public offering of 2,373,589 shares of common stock completed in April 1996 and proceeds from the issuance of common stock under the Company's stock option plans during each of the years presented.

          In October 1995, the Company entered into a new line of credit facility with a commercial bank that provides for the availability of $1,250,000 at the bank's prime interest rate until the expiration date of the agreement on October 31, 1996. The Company expects that this line of credit facility will be renewed upon its expiration. See Note D to the Consolidated Financial Statements for a discussion of the line of credit.

          As discussed above, in November 1993 the Company discontinued the production and sale of its BagEasy line of disposable manual resuscitators and recalled all remaining BagEasy products in distribution channels and customer inventories. The BagEasy product represented approximately 2% of the Company's total sales for the year ended June 30, 1994 and did not make significant contributions to profitability. In March 1995, the Company began shipping a redesigned version of the BagEasy manual resuscitator.

          In August 1996, the Company announced that it had signed a definitive agreement to acquire all the capital stock of LIFECARE International, Inc. for $50 million in cash. This acquisition will reduce the Company's cash and short term investments and its working capital. In addition, LIFECARE International, Inc. has long term debt, some of which may be liquidated at or after the closing. The transaction is expected to be completed in October 1996.

See Note O to the Consolidated Financial Statements for additional information regarding this acquisition.

          The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

          The Company believes that positive cash flow from operating and financing activities, its $1,250,000 line of credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated needs for fiscal year 1997 for operating activities, investing activities (including the planned acquisition of LIFECARE International, Inc.) and financing activities (primarily consisting of payments on long-term debt).

Inflation

          Inflation has not had a significant effect on the Company's business during the periods discussed.

Item 8.   Consolidated Financial Statements
          ---------------------------------

       Index to Consolidated Financial Statements
            Report of Independent Auditors............................  25

            Consolidated Balance Sheets as of June 30, 1996 and 1995..  26

            Consolidated Statements of Operations for the
               years ended June 30, 1996, 1995 and 1994...............  28

            Consolidated Statements of Cash Flows for the
               years ended June 30, 1996, 1995 and 1994...............  29

            Consolidated Statements of Shareholders' Equity
               for the years ended June 30, 1996, 1995 and 1994.......  30

            Notes to Consolidated Financial Statements................  31

                        Report of Independent Auditors

Board of Directors
Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                     Ernst & Young LLP
Pittsburgh, Pennsylvania
September 13, 1996

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                   June 30
                                                                              1996          1995
                                                                          --------------------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                         $ 65,255,699  $ 16,126,904
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,200,000 and $700,000                            27,883,365    19,448,187
  Inventories                                                               17,863,887    13,136,664
  Prepaid expenses and other                                                 2,522,327     1,951,358
  Deferred income tax benefits                                               2,457,453     2,200,595
                                                                          ------------  ------------
             TOTAL CURRENT ASSETS                                          115,982,731    52,863,708

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                       2,771,934     2,589,117
  Building                                                                   8,907,692     8,674,675
  Machinery and equipment                                                   17,219,371    14,155,510
  Furniture and office equipment                                            11,642,943     9,394,000
  Leasehold improvements                                                     1,068,851       577,175
                                                                          ------------  ------------
                                                                            41,610,791    35,390,477
  Less allowances for depreciation
    and amortization                                                        19,294,440    15,443,041
                                                                          ------------  ------------
                                                                            22,316,351    19,947,436

  Funds held in trust for construction
       of new facility                                                         746,114       710,929

OTHER ASSETS                                                                 3,210,802     2,668,592

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                          1,690,636     1,847,905
                                                                          ------------  ------------
                                                                          $143,946,634  $ 78,038,570
                                                                          ============  ============

See notes to consolidated financial statements.

                                                           June 30
                                                      1996          1995
                                                  --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $  4,178,301   $ 4,858,554
  Accrued compensation and related expenses          5,088,077     3,827,187
  Accrued expenses                                   3,801,780     2,694,298
  Income taxes                                       2,907,545     1,572,121
  Current portion of long-term obligations             572,905       498,150
                                                  ------------   -----------
     TOTAL CURRENT LIABILITIES                      16,548,608    13,450,310

LONG-TERM OBLIGATIONS                                4,965,871     5,537,996

MINORITY INTEREST                                      887,320       681,068

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding
     19,305,406 shares at June 30, 1996 and
     16,744,785 shares at June 30, 1995                193,054       167,448
  Additional capital                                67,105,290    19,254,977
  Retained earnings                                 54,285,379    38,946,771
  Treasury stock                                       (38,888)          -0-
                                                  ------------   -----------
     TOTAL SHAREHOLDERS' EQUITY                    121,544,835    58,369,196
                                                  ------------   -----------
                                                  $143,946,634   $78,038,570
                                                  ============   ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                Year Ended June 30
                                                   1996                1995                1994
                                               ----------------------------------------------------
Net sales                                      $125,766,388        $99,450,333          $78,171,028
Cost of goods sold                               55,248,973         43,077,158           34,830,308
                                               ------------        -----------          -----------
                                                 70,517,415         56,373,175           43,340,720

General and administrative expenses              16,602,072         14,050,071           10,027,842
Sales, marketing and commission expenses         20,844,836         17,696,059           15,069,159
Research and development expenses                 9,328,293          7,077,216            4,794,242
Nonrecurring charges                                    -0-                -0-            7,086,085
Interest expense                                    199,926            193,550              171,223
Other income                                     (1,615,320)        (1,178,685)            (624,180)
                                               ------------        -----------          -----------
                                                 45,359,807         37,838,211           36,524,371
                                               ------------        -----------          -----------

        INCOME BEFORE INCOME TAXES               25,157,608         18,534,964            6,816,349

Income taxes                                      9,819,000          6,857,937            2,075,105
                                               ------------        -----------          -----------
                     NET INCOME                 $15,338,608        $11,677,027          $ 4,741,244
                                               ============        ===========          ===========

Earnings per share                                     0.84               0.67          $      0.27
                                               ============        ===========          ===========

Weighted Average Number of Shares
Used in Computing Earnings Per Share             18,324,500         17,532,422           17,280,680

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                             Year Ended June 30
                                                                     1996           1995          1994
                                                                  ----------------------------------------
OPERATING ACTIVITIES
  Net income                                                      $15,338,608    $11,677,027   $ 4,741,244
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                               4,008,668      3,831,793     3,571,500
        Provision for deferred income taxes                          (256,858)      (178,819)      191,763
        Provision for losses on write-off of equipment                    -0-            -0-       270,791
        Provision for losses on accounts receivable                   500,000        175,000        75,000
        Loss on sale of equipment                                         -0-         35,719           -0-
        Provision for nonrecurring charges                                -0-            -0-     5,120,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable                         (8,935,178)    (4,515,077)   (3,812,916)
           Decrease (increase) in refundable income taxes                 -0-      1,787,265    (1,787,265)
           Increase in inventories and prepaid
               expenses                                            (5,298,192)    (5,770,417)   (1,057,575)
           Increase in other assets                                  (542,210)    (1,448,295)     (949,001)
           (Decrease) increase in accounts payable                   (680,253)     1,680,521      (738,842)
           Increase (decrease) in accrued compensation
               and related expenses                                 1,260,890        764,557      (947,563)
           Increase in accrued expenses                             1,107,482        516,442       528,074
           Increase (decrease) in accrued income taxes              1,335,424        912,999      (636,912)
                                                                  -----------    -----------   -----------

                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                             7,838,381      9,468,715     4,568,298

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                        (6,220,314)    (6,940,667)   (7,734,854)
  Proceeds from sale of equipment                                         -0-          5,503           -0-
  Increase in funds held in trust for construction
       of new facility                                                (35,185)       (30,557)     (680,372)
   Acquisition of a business, net of cash acquired                        -0-       (745,433)          -0-
                                                                  -----------    -----------   -----------

                NET CASH  USED BY
                   INVESTING ACTIVITIES                            (6,255,499)    (7,711,154)   (8,415,226)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                     -0-      1,132,760       978,396
  Reduction in long-term obligations                                 (497,370)      (355,920)     (382,508)
  Issuance of common stock                                         47,875,919      1,191,649       335,280
  Increase in minority interest                                       206,252         16,800       664,268
  Acquisition of treasury stock                                       (38,888)           -0-           -0-
                                                                  -----------    -----------   -----------

                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                            47,545,913      1,985,289     1,595,436
                                                                  -----------    -----------   -----------

            INCREASE (DECREASE) IN CASH AND
                 SHORT-TERM INVESTMENTS                            49,128,795      3,742,850    (2,251,492)

Cash and short-term investments at beginning of year               16,126,904     12,384,054    14,635,546
                                                                  -----------    -----------   -----------
CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                    $65,255,699    $16,126,904   $12,384,054
                                                                  ===========    ===========   ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES


                                         Common Stock                                               Treasury Stock
                                   -------------------------    Additional       Retained          -----------------
                                     Shares         Amount        Capital        Earnings          Shares    Amount        Total
                                   ----------      ---------    -----------     -----------        ------   --------    -----------
     BALANCE AT JUNE 30, 1993      16,229,160      $ 162,292    $16,456,793     $22,528,500            -0- $     -0-    $39,147,585

Net income for the year ended
   June 30, 1994                          -0-            -0-            -0-       4,741,244            -0-       -0-      4,741,244
Shares sold pursuant to stock
   option plans                       107,530          1,074        289,526             -0-            -0-       -0-        290,600
Shares sold pursuant to
  consulting agreement                  8,000             80         44,600             -0-            -0-       -0-         44,680
                                   ----------      ---------    -----------     -----------        ------   --------    -----------

     BALANCE AT JUNE 30, 1994      16,344,690        163,446     16,790,919      27,269,744            -0-       -0-     44,224,109

Net income for the year ended
   June 30, 1995                          -0-            -0-            -0-      11,677,027            -0-       -0-     11,677,027
Shares sold pursuant to stock
   option plans                       315,001          3,150      1,188,499             -0-            -0-       -0-      1,191,649
Acquisition of a business              85,094            852      1,275,559             -0-            -0-       -0-      1,276,411
                                   ----------      ---------    -----------     -----------        ------  ---------   ------------

     BALANCE AT JUNE 30, 1995      16,744,785        167,448     19,254,977      38,946,771           -0-       -0-      58,369,196

Net income for the year ended
   June 30, 1996                          -0-            -0-            -0-      15,338,608           -0-       -0-      15,338,608
Shares sold pursuant to stock
   option plans                       187,032          1,870      1,018,722             -0-           -0-       -0-       1,020,592
Acquisition of treasury stock             -0-            -0-            -0-             -0-         1,819   (38,888)        (38,888)
Net proceeds from shares sold
   in public offering               2,373,589         23,736     46,831,591             -0-           -0-       -0-      46,855,327
                                   ----------      ---------    -----------     -----------        ------  ---------   ------------

     BALANCE AT JUNE 30, 1996      19,305,406      $ 193,054    $67,105,290     $54,285,379         1,819  $(38,888)   $121,544,835
                                   ==========      =========    ===========     ===========        ======  =========   ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation:
- ---------------------------
The consolidated financial statements include the accounts of Respironics, Inc. (the Company), its consolidated wholly owned foreign subsidiary, Respironics
(HK) Ltd., its wholly owned domestic subsidiary, RIC Investments, Inc., and a foreign joint venture in which it holds a 51% equity investment. The joint venture partner's 49% equity interest is included in the Company's financial statements as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:
- -------------------
Revenue is recognized from sales when a product is shipped.

Inventories:
- -----------
Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:
- -----------------------------
Property, plant and equipment is recorded on the basis of cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets, except for assets under capital leases which are depreciated using the straight-line method over the shorter of the lease term or the estimated useful lives of such assets. Amortization of assets under capital leases is included in depreciation expense.

Income Taxes:
- ------------
Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrrying value of assets and liabilities.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiary (other than deemed dividends which are taxed currently) because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Foreign Currency Translation:
- ----------------------------
The Company follows Statement of Financial Accounting Standards No. 52 for the translation of the accounts of its foreign subsidiary, Respironics (HK) Ltd., and its joint venture. Foreign currency assets and liabilities are translated into United States dollars at the rate of exchange existing at the statement date or historical rates depending upon the nature of the account. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are immaterial.

Stock Options:
- -------------
Stock options are granted to certain employees and certain members of the Company's Board of Directors at fair market value on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders' equity at the date the options are exercised. There are no charges or credits to income with respect to these options. The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock based compensation.

Earnings per Share:
- ------------------
Earnings per share is based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased with the proceeds using the average market price of the Company's common stock for primary earnings per share and the higher of the ending market price or average market price for fully diluted earnings per share).

Cash and Short-Term Investments:
- ---------------------------------
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash and short-term investments.

Capitalized Software Development Costs:
- ---------------------------------------
In 1994, the Company commenced development of software to be included in certain of its new products. Software development costs have been capitalized and will be amortized to the cost of product revenues over the estimated economic lives of the products that will include such software. The products that include such software were introduced during the year ended June 30, 1996 or are expected to be introduced for sale during the year ending June 30, 1997. Total net capitalized software development costs were $2,676,000 and $1,982,000 at June 30, 1996 and 1995, respectively.

Advertising Costs:
- ------------------
Advertising is charged to expense during the period in which it is incurred. Total advertising expense for the fiscal years ended June 30, 1996, 1995 and 1994 were $429,250, $430,913, $323,540 respectively.

Use of Estimates:
- -----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United
States and Hong Kong.   These investments are readily convertible to cash and
are stated at cost which approximates market.


NOTE C -- INVENTORIES

Inventories consisted of the following:


                                                    June 30

                                                1996         1995
                                            -----------  -----------

Raw materials                               $11,047,978  $ 7,960,573
Work-in-process                               2,075,329    1,105,010
Finished goods                                4,740,580    4,071,081
                                            -----------  -----------

                                            $17,863,887  $13,136,664
                                            ===========  ===========

NOTE D -- LONG TERM OBLIGATIONS

Long-term obligations consisted of:

                                                   June 30
                                              1996        1995
                                           ----------  ----------

1989 Economic Development
   Revenue Bonds, variable interest
   rate (effective rate of 4.58%,
   including letter of credit and
   remarketing fees, at June
   30,1996), principal payable in
   annual installments of $100,000
   through 1996 and $200,000
   thereafter through 2004                  $1,800,000  $1,900,000

Industrial Development Authority
   Loan, payable in monthly install-
   ments of $13,777, including interest
   at 3%, through June 2005                  1,282,938   1,407,312

Redevelopment Authority Loan,
   payable in quarterly installments
   of $14,533, including interest at 5%,
   through June 2005                           446,420     481,137

Capital lease obligation, payable in
   quarterly installments of $19,834
   including interest at a floating rate
   (2.25% at June 30, 1996)
   through June 1997                            57,918     131,581

Redevelopment Authority Loan,
   payable in monthly installments of
   $6,296, including interest at 2%,
   through July 2009                           864,253     921,894

Capital lease obligation, payable in
   monthly installments of $1,860,
   including interest at 4.60%,
   through January 1996                            -0-      13,889

Industrial Development Authority
   Loan, payable in monthly install-
   ments of $7,289, including interest
   at 2%, through March 2010                 1,064,883   1,132,240

Capital lease obligation, payable in
   monthly installments of $2,284,
   including interest at 4.62%,
   through April 1997                           22,364      48,093
                                            ----------  ----------

                                             5,538,776   6,036,146

Less current portion                           572,905     498,150
                                            ----------  ----------

                                            $4,965,871  $5,537,996
                                            ==========  ==========

The Economic Development Revenue Bonds, the Industrial Development Authority Loans, and the Redevelopment Authority Loans are secured by mortgages upon the Company's headquarters and manufacturing facility in Murrysville, Pennsylvania. Proceeds from the bonds and the loans were used to finance the construction and expansion of the facility. The Company is required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, and minimum tangible net worth. At June 30, 1996 the Company was in compliance with these covenants.

The Company is a party to capital lease agreements with commercial banks relating to certain of its fixed assets. The lease terms are two to four years with options for the Company to purchase the assets at the end of the lease. Assets under capital leases consist of machinery and equipment and office equipment with a net book value of $40,499 and $149,228 at June 30, 1996 and
1995 respectively.   Capital lease obligations incurred are considered non-cash items and, accordingly, are not considered in the consolidated statements of cash flows. Capital lease obligations incurred were $0, $52,265, and $44,869 for the years ended June 30, 1996, 1995 and 1994 respectively.

The Company also has $1,250,000 available under a line of credit facility with a commercial bank at the bank's prime rate until the expiration date of October
31, 1996.   Borrowings made on this line of credit are unsecured.  The Company is required to meet certain financial covenants under this line of credit relating to current ratio, the ratio of total liabilities to tangible net worth and a minimum tangible net worth. There were no outstanding borrowings under this credit facility.

Scheduled maturities of long-term obligations for the next five years are as follows:


                              Minimum Lease     Interest
              Maturities of   Payments Under   on Capital
              Long-Term Debt  Capital Leases     Leases       Total
              --------------  --------------  ------------  ----------

1997              $  492,623         $82,343      $(2,061)  $  572,905
1998                 500,847             -0-          -0-      500,847
1999                 509,516             -0-          -0-      509,516
2000                 518,370             -0-          -0-      518,370
2001                 527,500             -0-          -0-      527,500
Thereafter         2,909,638             -0-          -0-    2,909,638
                  ----------         -------      -------   ----------

Total             $5,458,494         $82,343      $(2,061)  $5,538,776
                  ==========         =======      =======   ==========

Interest paid was $ 203,764, $194,220, and $167,718 for the years ended June 30, 1996, 1995, and 1994, respectively.

NOTE E - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments

Cash and short term investments:
- -------------------------------
The carrying amount approximates fair value because of the short maturity of those investments.

Long Term Obligations:
- ---------------------
The fair values of long term debt obligations are established from the market values of similar issues.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                            June 30
                                                 1996                          1995
                                   Carrying Amount  Fair Value   Carrying Amount  Fair Value
                                   ---------------  -----------  ---------------  -----------

Cash and short term investments        $65,255,699  $65,255,699      $16,126,904  $16,126,904
Long term obligations                    4,965,871    4,965,871        5,537,996    5,537,996


NOTE F -- INCOME TAXES


                                           Year Ended
                                             June 30
                                 1996         1995         1994
                             ------------  -----------  ----------
Income taxes consisted of:

  Current:
     Federal                 $ 8,280,388   $5,379,275   $1,509,015
     Foreign                      96,316      197,943       60,112
     State                     1,699,154    1,459,538      314,214
                              ----------    ---------    ---------
                              10,075,858    7,036,756    1,883,341
  Deferred:
     Federal                    (216,330)    (165,132)     151,826
     State                       (40,508)     (13,687)      39,938
                              ----------    ---------    ---------
                                (256,858)    (178,819)     191,764
                              ----------    ---------    ---------

TOTAL INCOME TAXES           $ 9,819,000   $6,857,937   $2,075,105
                             ===========   ==========   ==========

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:

                                                Year Ended June 30
                                          1996          1995         1994
                                          ----          ----         ----
Statutory federal income
 tax rate                                  35%           35%          34%
Increases (decreases):
   State taxes                               4             5            3
   Tax credits utilized                     -0-           (3)          (7)
   Tax on foreign earnings at less than
      the statutory rate                    (1)          -0-           (5)
   Other items, net, none of which
      individually exceeds 5% of
      federal income taxes at statutory
      rates                                  1           -0-            5
                                          ----          ----         ----
      EFFECTIVE INCOME TAX RATE            39%           37%          30%
                                          ====          ====         ====

Deferred income tax assets consisted of the following:

                                          Year Ended June 30
                                   1996                       1995
                                   ----                       ----

   Inventories                 $   329,589                 $  600,513
   Allowance for doubtful
     accounts                      402,575                    245,804
   Depreciation                    609,810                    635,128
   Accruals                      1,110,855                    673,926
   Other                             4,624                     45,224
                               -----------                 ----------
   Total                       $ 2,457,453                 $2,200,595
                               ===========                 ==========

Income before income taxes consisted of the following:

                                     Year Ended June 30
                                1996          1995         1994
                                ----          ----         ----

   United States             $23,793,338   $17,935,537   $5,578,476
   Foreign                     1,364,270       599,427    1,237,873
                             -----------   -----------   ----------
 Total                       $25,157,608   $18,534,964   $6,816,349
                             ===========   ===========   ==========

Undistributed earnings of the foreign subsidiary on which no U.S. income tax has been provided amounted to $10,200,439 at June 30, 1996.

The Company's operation in the Peoples Republic of China is affected by an
income tax holiday.   Net income increased by $433,895 ($0.02 per share),
$339,851 ($0.02 per share), and $345,564 ($0.02 per share) for the years ended June 30, 1996,1995, and 1994 respectively, as a result of this income tax
holiday.    Under the terms of the income tax holiday,  the Company's operation in the Peoples Republic of China paid no income tax for the year ended June 30, 1994. The income tax rate increased to 7.5% for the years ended June 30, 1995 and 1996 and will remain at 7.5% for year ending June 30, 1997 and will then
increase to 15% for years thereafter.   The applicable statutory income tax rate
in the Peoples Republic of China is approximately 33%.

Income taxes paid were $8,740,435, $4,335,733, and $4,620,928 for the years ended June 30, 1996, 1995, and 1994, respectively.


NOTE G -- STOCK OPTION PLANS

The Company has the 1984 Incentive Stock Option Plan (the "1984 Plan") which provided options to eligible employees to purchase common stock over five or ten years at fair market value at the time of the grant. Options become exercisable one year from the date of the grant at a rate not exceeding 25% per year (subject to possible acceleration in certain circumstances). The Company reserved shares of its common stock and authorized options to purchase 3,400,000
shares of common stock under the 1984 Plan.   The 1984 Plan terminated as to new
grants on December 31, 1993.

The Company also has the 1992 Stock Incentive Plan (the "1992 Plan") which was approved by the Company's shareholders in November 1992. Under the 1992 Plan, eligible employees may receive options to purchase common stock over ten years at option prices that may not be less than fair market value at the date of grant. Stock options granted under the 1992 Plan become exercisable no sooner than six months from grant date (subject to possible acceleration under certain
circumstances) and such options may include cash payment rights.   Eligible
employees may also receive awards of restricted shares of the Company's common stock under the 1992 Plan. The aggregate number of options and restricted shares which may be issued under the 1992 Plan is 1,000,000.

In connection with the initial public offering that was completed in June 1988, an officer of the Company exchanged his rights in certain non-patented products for an option to purchase 400,000 shares of common stock at a price of $1.88 per share. The option to purchase 80,000 of the shares was exercisable immediately, and options to purchase 80,000 shares became exercisable on each of June 30, 1989, 1990, 1991, and 1992. The option will be exercisable for a maximum period of ten years after grant.

In November 1991, the Company's shareholders approved the adoption of the 1991
Non-Employee Directors' Stock Option Plan (the "Directors' Plan").   The
aggregate number of shares which may be issued and as to which grants of options
may be made under the Directors' Plan is 200,000.   All options under the
Directors' Plan are granted to members of the Company's Board of Directors who
are not employees of the Company.   Such options are granted at fair market
value on the date of grant.

Under the provisions of the Directors' Plan, in November 1991 each of the four non-employee directors who had been non-employee directors for at least two years prior to the approval of the Directors' Plan received a one-time option to purchase 10,000 shares at an option price of $6.13 per share. In addition, each of the five non-employee directors (regardless of years of service) received an option to purchase 5,100 shares at an option price of $6.13 per share. In succeeding years, each non-employee director receives an option to purchase an additional 5,100 shares on the third business day following the Company's annual meeting of shareholders. These grants will continue until options for all the shares available under the Directors' Plan have been granted.

The one time option granted to non-employee directors with more than two years of service was exercisable in full three months after the date of grant. For all other options granted under the Directors' Plan, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the Directors' Plan expire ten years after the date of grant.

Pertinent  information regarding options under all Plans are as follows:

                                                                              Option Shares
                                                                              -------------

                                                                      1996          1995         1994
                                                                   ----------    ----------   -----------

Outstanding at beginning of period                                  1,621,401     1,921,926     1,768,860

Granted:
   Price Range ($13.38 - $22.75)                                       90,425
   Price Range ($11.25 - $16.25)                                                     78,252
   Price Range ($ 8.32 - $9.88)                                                                  266,460

Exercised:
   Price Range ($1.00 - $16.25)                                      (187,032)
   Price Range ($1.00 - $10.07)                                                    (315,001)
   Price Range ($1.00 - $6.22)                                                                   (107,530)

Canceled                                                               (8,363)      (63,776)       (5,864)
                                                                 ------------   -----------   -----------
Outstanding at end of period                                        1,516,431     1,621,401     1,921,926
                                                                 ============   ===========   ===========
Exercisable at end of period                                        1,232,224     1,256,387     1,248,883
                                                                 ============   ===========   ===========
Shares available for future grant                                     807,863       898,288       976,540
                                                                 ============   ===========   ===========

NOTE H -- FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR
            CUSTOMERS

                                                                              Year Ended June 30
                                                                      1996          1995          1994
                                                                 ------------   -----------   -----------

NET SALES
 Far East:
    Unaffiliated customers                                       $  4,410,018   $ 1,720,248   $ 1,462,292
    Interarea transfers                                             7,433,684     8,430,823     7,312,399
                                                                 ------------   -----------   -----------
                                                                   11,843,702    10,151,071     8,774,691

 United States:
    Unaffiliated customers                                        121,356,370    97,730,086    76,708,736
    Interarea transfers                                               551,002       750,744       543,883
                                                                 ------------   -----------   -----------
                                                                  121,907,372    98,480,830    77,252,619

 Eliminations--transfers                                           (7,984,686)   (9,181,567)   (7,856,282)
                                                                 ------------   -----------   -----------

 NET SALES                                                       $125,766,388   $99,450,333   $78,171,028
                                                                 ============   ===========   ===========

OPERATING PROFIT
 Far East                                                        $  1,543,241   $   877,325   $ 1,538,966
 United States                                                     28,536,740    22,239,437     9,315,357
                                                                 ------------   -----------   -----------

OPERATING PROFIT                                                   30,079,981    23,116,762    10,854,323

 Corporate expense                                                  4,722,447     4,388,248     3,866,751
 Interest expense                                                     199,926       193,550       171,223
                                                                 ------------   -----------   -----------

INCOME BEFORE INCOME
    TAXES                                                        $ 25,157,608   $18,534,964   $ 6,816,349
                                                                 ============   ===========   ===========

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

The Company sells to distributors in the health care industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. Sales to one customer of the United States segment (which merged with another customer in August 1995) accounting for 10% or more of net sales were $20,495,000 for the year ended June 30, 1996. Sales to the same customer prior to the merger were $10,955,000 for the year ended June 30, 1995 and $8,569,000 for the year ended June 30, 1994.

Additional information regarding assets and liabilities by geographic area follows:


                                          June 30
                                     1996         1995
                                 ------------  ------------

IDENTIFIABLE ASSETS
  Far East                       $  8,416,965   $ 5,597,154
  United States                    68,133,435    54,113,917
                                 ------------   -----------
                                   76,550,400    59,711,071

  Corporate assets (primarily
  cash and short-term
  investments)                     67,396,234    18,327,499
                                 ------------   -----------

      TOTAL ASSETS               $143,946,634   $78,038,570
                                 ============   ===========

TOTAL ASSETS
  Far East                       $ 14,202,072   $11,140,130
  United States                   129,744,562    66,898,440
                                 ------------   -----------

                                 $143,946,634   $78,038,570
                                 ============   ===========

TOTAL LIABILITIES
  Far East                       $  3,026,017   $ 2,712,833
  United States                    19,375,782    16,956,541
                                 ------------   -----------

                                 $ 22,401,799   $19,669,374
                                 ============   ===========

NOTE I-- RETIREMENT PLAN

The Company has a Retirement Savings Plan which is available to all United States employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100 % rate and may make discretionary contributions. The Company contributed $433,000, $420,000, and $357,000 to the plan for the years ended June 30, 1996, 1995, and 1994, respectively.

The Company's current benefit program does not provide postretirement benefits to employees.

NOTE J -- DISTRIBUTION AGREEMENT

In June 1991, the Company entered into a distribution agreement with the owner of a non-invasive ventilator product. Under the terms of the agreement, the Company had the exclusive United States distribution rights for a product that was to be produced by the manufacturer. The initial term of the agreement was
three years with provisions to extend the term for additional periods.   A six-
month extension of the initial term expired December 31, 1994. As part of the agreement, the Company paid $5,000,000 to the manufacturer, representing a partial prepayment for the product to be sold by the Company during the initial term of the agreement.

Because of the manufacturer's repeated failures to meet stipulated requirements, particularly in assuring compliance with Good Manufacturing Practice as required by FDA law and regulations, and the Company's resulting inability to introduce the product for sale, in June 1994 the Company concluded that the ultimate
realizability of the prepayment was no longer probable.   Accordingly, during
the quarter ended June 30, 1994, the Company recorded nonrecurring charges totaling $5,120,000 to write off the remaining balance on the prepayment and the net book value of units that had been purchased.


NOTE K -- DISCONTINUANCE OF  PRODUCT LINE

In November 1993, the Company discontinued the production and sale of its BagEasy line of disposable manual resuscitators and recalled all remaining BagEasy products in distribution channels and customer inventories. Accordingly, during the quarter ended September 30, 1993, the Company recorded non-recurring charges of $1,966,000 which included provisions for write-offs of inventories and fixed assets, the satisfaction of purchase order and compensation commitments, and costs associated with the recall.


NOTE L -- JOINT VENTURE

In fiscal year 1994, the Company completed a 51% equity investment, totaling approximately $600,000, in a joint venture with a company located in the Peoples
Republic of China.   This joint venture will facilitate the wider distribution
of the Company's products in the Peoples Republic of China and will also manufacture and distribute medical products and over-the-counter medicines in that country.

NOTE M -- ACQUISITION

On April 6, 1995, the Company acquired Vitalog Monitoring, Inc., a California company that designs, manufactures and markets sleep monitoring and diagnostic equipment. This combination was treated for financial reporting purposes as a purchase. Vitalog's results of operations have been included in the Company's consolidated financial statements beginning April 7, 1995. Vitalog's operations were not material in relation to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

Consideration paid was $745,000 in cash (including transactions costs) and 85,094 shares of the Company's common stock valued at $1,276,000 in exchange for the outstanding stock of Vitalog, related patents, and non-competition
agreements.   The cost in excess of net assets acquired was $1,887,000 and is being amortized on a straight line basis over 12 years.

NOTE N -- CONTINGENCY

The Company is a party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. Discovery in these cases is currently underway. The Company believes that none of its products infringe any of the patents in question in the event that any one or more of such patents should be held to be valid and enforceable and it intends to vigorously defend this position.

NOTE O -- SUBSEQUENT EVENT

On August 26, 1996 the Company announced that it had signed a definitive agreement to acquire the capital stock of LIFECARE International, Inc. for a purchase price of $50 million in cash. The transaction is subject to regulatory approval and customary closing conditions. LIFECARE International, Inc. is a privately held company headquartered in Colorado and is a leading international developer, manufacturer, and marketer of respiratory therapy products, principally for use in the home. Its sales for its fiscal year ended March 31, 1996 were $33.1 million. The transaction is expected to be completed in October 1996.

NOTE P -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 1996 and 1995:

                                               1996
                                               ----
                                        Three Months Ended

                       September 30  December 31    March 31     June 30
                       ------------  -----------  -----------  -----------

Net Sales               $26,674,675  $30,241,119  $32,651,155  $36,199,439

Gross Profit             15,160,165   16,860,310   18,174,637   20,322,303

Net Income                3,219,272    3,508,968    3,799,113    4,811,256

Earnings Per Share             0.18         0.20         0.21         0.24



                                               1995
                                               ----
                                        Three Months Ended

                       September 30  December 31    March 31     June 30
                       ------------  -----------  -----------  -----------

Net Sales               $21,669,809  $23,867,803  $25,599,736  $28,312,985

Gross Profit             12,199,078   13,679,172   14,485,883   16,009,042

Net Income                2,420,016    2,696,380    3,071,740    3,488,891

Earnings Per Share             0.14         0.15         0.17         0.20


Item 9.   Changes in and Disagreements with Accountants on
          -------------------------------------------------
          Accounting and Financial Disclosure.
          ------------------------------------

          None.

                                    PART III

Items 10 through 13.
- --------------------

       In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 1996 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 20, 1996, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          -------------------------------------------------------
          Form 8-K.
          ---------

          The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report.

(a) (1)   Financial Statements:
          ---------------------

          The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young, dated September 13, 1996, filed as part of this annual report are listed in the index to Consolidated Financial Statements in Item 8.


(a) (2)   Financial Statement Schedules:
          ------------------------------
                                                         Page
                                                         ----
          Financial Statement Schedules:

          Valuation and Qualifying Accounts............  44

(a) (3)   Exhibits:....................................  45
          --------

                       VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

- ------------------------------------------------------------------------------------------------------------------------------------

               COL. A                    COL. B                     COL. C                       COL. D                COL. E
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                  ADDITIONS
                                       Balance at    ------------------------------------                            Balance at
            DESCRIPTION               Beginning of   Charged to Costs   Charged to Other   Deductions-Describe         End of
                                         Period        and Expenses     Accounts-Describe                              Period
- ------------------------------------------------------------------------------------------------------------------------------------

Year ended June 30, 1996:

Deducted from asset accounts:
     Allowance for doubtful accounts      $700,000           $500,000                  $0                   $0       $1,200,000
                                          ========           ========                  ==                   ==       ==========

Year ended June 30, 1995:

Deducted from asset accounts:
     Allowance for doubtful accounts      $525,000           $175,000                  $0                   $0         $700,000
                                          ========           ========                  ==                   ==       ==========
Year ended June 30, 1994:

Deducted from asset accounts:
     Allowance for doubtful accounts      $450,000            $75,000                  $0                   $0         $525,000
                                          ========           ========                  ==                   ==       ==========


EXHIBITS

Exhibit No.            Description and Method of Filing
- -----------            --------------------------------
       3.1             Restated Certificate of Incorporation of the Company,
                       Filed as Exhibit 3.2 to Amendment No. 1 to Form S-1,
                       Registration No. 33-20899.

       3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

       3.3 By-Laws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1,Registration No. 33-20899.

       3.4 Amendment to the Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Form S-8, Registration No. 33-89308.

       4.1 Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

       4.2 Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

       4.3 Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

       4.4 Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit
                       4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994

       4.5 Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit
                       4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

      10.1 Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

      10.2 Agreements between the Company and Gerald E. McGinnis, filed as Exhibit 10.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

      10.3 Employment Agreement, dated September 2, 1982, and effective October 1, 1982, between the Company and Kam-Kwen Ng, filed as Exhibit 10.5 to Form S-1, Registration No. 33-20899.

      10.4 Employment Agreement dated September 1983 between the Company and Eugene N. Scarberry, filed as Exhibit 10.6 to Form S-1, Registration No. 33-20899.

      10.5 Letter Agreements between the Company and Vital Signs, Inc., filed as Exhibit 10.11 to Form S-1, Registration No. 33-20899.

      10.6 Loan Agreement dated as of May 23, 1989 with Pittsburgh National Bank, filed as Exhibit 10.10 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

      10.7             Respironics, Inc. Retirement Savings Plan, filed as
                       Exhibit 10.11 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

      10.8             Incentive Bonus Plan dated January 26, 1985, filed as
                       Exhibit 10.16 to Form S-1, Registration No. 33-20899.

      10.9 Employment Agreement dated December 23, 1988 and effective January 3, 1989 between the Company and Robert
                       D. Crouch, filed as Exhibit 1 to the Company's Form 10-Q for the quarter ended March 31, 1989.


     10.10 Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

     10.11 Employment and Royalty Agreement dated September 21, 1982 and March 1, 1989 and effective October 1, 1982 and March 1, 1989 between the Company and Ronald J. Zdrojkowski, filed as Exhibit 1 to the Company's Form 10-Q for the quarter ended September 30, 1989.

     10.12 Supply Agreement with Vital Signs, Inc. effective July 1, 1993 and expiring June 30, 1997, filed as Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ending June 30, 1993.

     10.13 Amendment to Loan Agreement dated as of February 19, 1993 with Pittsburgh National Bank, amending Exhibit 10.15 to Form S-1, Registration No. 33-39938, filed as Exhibit
                       10.13 to Annual Report on Form 10-K for fiscal year ending June 30, 1993.

     10.14 Tenancy Agreement dated May 1, 1992 between Micro Electronics Ltd., as Lessor, and Respironics (HK) Limited, as Lessee, expiring on April 30, 1995, amending
                       Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990, filed as Exhibit 10.14 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

     10.15 Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as
                       Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

     10.16 Tenancy Agreement dated September 13, 1990 between Fu Kwok (Shenzen) Ltd. as Lessor and Respironics (HK) Ltd. expiring on October 15, 1993, filed as Exhibit 10.16 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.


     10.17 Line of Credit Agreement dated October 28, 1993 with PNC Bank, Pittsburgh, filed as Exhibit 10.17 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.


     10.18 Line of Credit Agreement dated November 14, 1995 with PNC Bank, filed as Exhibit 10.18 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.


     10.19 Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as
                       Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

     10.20 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.



     10.21 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.


     10.22 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1991.

     10.23 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1992.

     10.24 Line of Credit Extension dated January 31, 1996 with PNC Bank, filed as Exhibit 10.24 to this Annual Report.


     10.25 Agreement for Purchase and Sale of Stock dated as of August 21, 1996 among Respironics, Inc., LIFECARE International, Inc. and LIFECARE stockholders, filed as
                       Exhibit 10.25 to this Annual Report.

      11.1             Statement re: Earnings per share, filed as Exhibit
                       11.1 to this Annual Report.

      21.1 List of Subsidiaries, amending Exhibit 22.1 to Form S-1, Registration No. 33-20899, filed as Exhibit 22.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.


      23.1             Consent of Ernst & Young, filed as Exhibit 23.1 to this
                       Annual Report

    (b)   Reports on Form 8-K:
          --------------------

          Two Form 8-K's were filed resulting from events that occurred during the fourth quarter of fiscal year 1996. On May 22, 1996, the Company filed a Form 8-K announcing the election of Daniel J. Bevevino to the position of Vice-President and Chief Financial Officer. Mr. Bevevino had been the Company's
Controller and Chief Financial Officer.   Also on May 22, 1996,  the Company
filed a Form 8-K announcing the election of Donald H. Jones to the Company's Board of Directors. Mr. Jones is the Chairman of Industry.Net, an electronic news service utilizing the Internet.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RESPIRONICS, INC.

                                                 /s/  Dennis S. Meteny
                                                 _________________________
                                          By:    Dennis S. Meteny, President and
                                                 Chief Executive Officer

Date:     September 26, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 26, 1996:

         /s/  Dennis S. Meteny                    /s/ James H. Hardie
  ___________________________________     ___________________________________
            Dennis S. Meteny                        James H. Hardie
             (President and                            (Director)
        Chief Executive Officer
             and Director)

         /s/ Daniel J. Bevevino
  ___________________________________     ___________________________________
           Daniel J. Bevevino                       Donald H. Jones
  (Vice President and Chief Financial                  (Director)
        and Accounting Officer)

        /s/  Gerald E. McGinnis
  ___________________________________     ___________________________________
           Gerald E. McGinnis                       Joseph C. Lawyer
            (Chairman of the                           (Director)
          Board of Directors)

                                                 /s/ George J. Magovern
  ___________________________________     ___________________________________
            Daniel P. Barry                     George J. Magovern, M.D.
               (Director)                              (Director)


         /s/ Douglas A. Cotter
  ___________________________________     ___________________________________
           Douglas A. Cotter                     Bernard Shou-Chung Zau
               (Director)                              (Director)

                                 EXHIBITS INDEX


Exhibit No.            Description and Method of Filing
- -----------            --------------------------------

       3.1 Restated Certificate of Incorporation of the Company, Filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

       3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

       3.3 By-Laws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1,Registration No. 33-20899.

       3.4 Amendment to the Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Form S-8, Registration No. 33-89308.

       4.1 Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

       4.2 Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

       4.3 Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

       4.4 Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit
                       4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994

       4.5 Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit
                       4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

      10.1 Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

      10.2 Agreements between the Company and Gerald E. McGinnis, filed as Exhibit 10.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

      10.3 Employment Agreement, dated September 2, 1982, and effective October 1, 1982, between the Company and Kam-Kwen Ng, filed as Exhibit 10.5 to Form S-1, Registration No. 33-20899.

      10.4 Employment Agreement dated September 1983 between the Company and Eugene N. Scarberry, filed as Exhibit 10.6 to Form S-1, Registration No. 33-20899.

      10.5 Letter Agreements between the Company and Vital Signs, Inc., filed as Exhibit 10.11 to Form S-1, Registration No. 33-20899.

      10.6 Loan Agreement dated as of May 23, 1989 with Pittsburgh National Bank, filed as Exhibit 10.10 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

      10.7             Respironics, Inc. Retirement Savings Plan, filed as
                       Exhibit 10.11 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

      10.8             Incentive Bonus Plan dated January 26, 1985, filed as
                       Exhibit 10.16 to Form S-1, Registration No. 33-20899.

      10.9 Employment Agreement dated December 23, 1988 and effective January 3, 1989 between the Company and Robert
                       D. Crouch, filed as Exhibit 1 to the Company's Form 10-Q for the quarter ended March 31, 1989.


     10.10 Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

     10.11 Employment and Royalty Agreement dated September 21, 1982 and March 1, 1989 and effective October 1, 1982 and March 1, 1989 between the Company and Ronald J. Zdrojkowski, filed as Exhibit 1 to the Company's Form 10-Q for the quarter ended September 30, 1989.

     10.12 Supply Agreement with Vital Signs, Inc. effective July 1, 1993 and expiring June 30, 1997, filed as Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ending June 30, 1993.

     10.13 Amendment to Loan Agreement dated as of February 19, 1993 with Pittsburgh National Bank, amending Exhibit 10.15 to Form

                       S-1, Registration No. 33-39938, filed as Exhibit
                       10.13 to Annual Report on Form 10-K for fiscal year ending June 30, 1993.

     10.14 Tenancy Agreement dated May 1, 1992 between Micro Electronics Ltd., as Lessor, and Respironics (HK) Limited, as Lessee, expiring on April 30, 1995, amending
                       Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990, filed as Exhibit 10.14 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

     10.15 Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as
                       Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

     10.16 Tenancy Agreement dated September 13, 1990 between Fu Kwok (Shenzen) Ltd. as Lessor and Respironics (HK) Ltd. expiring on October 15, 1993, filed as Exhibit 10.16 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

     10.17 Line of Credit Agreement dated October 28, 1993 with PNC Bank, Pittsburgh, filed as Exhibit 10.17 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

     10.18 Line of Credit Agreement dated November 14, 1995 with PNC Bank, filed as Exhibit 10.18 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

     10.19 Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as
                       Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.



     10.20 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

     10.21 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

     10.22 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1991.

     10.23 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1992.



     10.24 Line of Credit Extension dated January 31, 1996 with PNC Bank, filed herewith at page _______.

     10.25 Agreement for Purchase and Sale of Stock dated as of August 21, 1996 among Respironics, Inc., LIFECARE International, Inc. and LIFECARE stockholders, filed herewith at page _______.

      11.1 Statement re: Earnings per share, filed herewith at page _______.

      21.1 List of Subsidiaries, amending Exhibit 22.1 to Form S-1, Registration No. 33-20899, filed as Exhibit 22.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.


      23.1 Consent of Ernst & Young, filed herewith at page _________.