Form 10-Q
period 1996-09-30
RESPIRONICS INC
filed 1996-11-14
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996
                                                             ------------------
         or

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

As of October 31, 1996, there were 19,701,972 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.        Financial Statements (Unaudited).

               Consolidated balance sheets -- September 30, 1996 and June 30, 1996.

               Consolidated statements of operations -- Three months ended September 30, 1996 and 1995.

               Consolidated statements of cash flows-- Three months ended September 30, 1996 and 1995.

               Notes to consolidated financial statements -- September 30, 1996.


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

Item 3.        Defaults Upon Senior Securities.

Item 4.        Submission of Matters to a Vote of Security Holders.

Item 5.        Other Information.

Item 6.        Exhibits and Reports on Form 8-K.

SIGNATURES
----------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                             September 30    June 30
                                                                                 1996         1996
                                                                            --------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                                           $ 71,007,592  $ 65,255,699
  Trade accounts receivable, less allowance for
    doubtful accounts of $1,250,000 and $1,200,000                            25,604,223    27,883,365
  Inventories                                                                 20,320,188    17,863,887
  Prepaid expenses and other                                                   2,308,675     2,522,327
  Deferred income tax benefits                                                 2,457,453     2,457,453
                                                                             -----------   -----------
             TOTAL CURRENT ASSETS                                            121,698,131   115,982,731

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                         2,771,934     2,771,934
  Building                                                                     8,952,740     8,907,692
  Machinery and equipment                                                     17,904,210    17,219,371
  Furniture and office equipment                                              12,034,487    11,642,943
  Leasehold improvements                                                       1,065,314     1,068,851
                                                                             -----------   -----------
                                                                              42,728,685    41,610,791
  Less allowances for depreciation
    and amortization                                                          20,219,901    19,294,440
                                                                             -----------   -----------
                                                                              22,508,784    22,316,351

  Funds held in trust for construction
       of new facility                                                           754,571       746,114

OTHER ASSETS                                                                   3,096,615     3,210,802

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                            1,651,319     1,690,636
                                                                             -----------   -----------
                                                                            $149,709,420  $143,946,634
                                                                             ===========   ===========

See notes to consolidated financial statements.

                                                    September 30     June 30
                                                        1996           1996
                                                    ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  4,920,243   $  4,178,301
  Accrued compensation and related expenses            4,543,551      5,088,077
  Accrued expenses                                     3,655,608      3,801,780
  Income taxes                                         4,463,701      2,907,545
  Current portion of long-term obligations               549,294        572,905
                                                     -----------    -----------
     TOTAL CURRENT LIABILITIES                        18,132,397     16,548,608

LONG-TERM OBLIGATIONS                                  4,891,803      4,965,871

MINORITY INTEREST                                        641,333        887,320

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     40,000,000 shares; issued and outstanding
     19,312,535 shares at September 30, 1996 and
     19,305,406 shares at June 30, 1996                  193,125        193,054
  Additional capital                                  67,150,795     67,105,290
  Retained earnings                                   58,738,855     54,285,379
  Treasury stock                                         (38,888)       (38,888)
                                                     -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                      126,043,887    121,544,835
                                                     -----------    -----------
                                                    $149,709,420   $143,946,634
                                                     ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                               Three months ended
                                                  September 30
                                               1996          1995
                                           -------------------------
Net sales                                  $34,112,412   $26,674,675
Cost of goods sold                          15,043,248    11,514,510
                                            ----------    ----------
                                            19,069,164    15,160,165

General and administrative expenses          4,622,102     4,016,803
Sales, marketing and commission expense      5,573,688     4,523,786
Research and development expense             2,492,293     1,692,907
Interest expense                                47,480        50,054
Other income                                  (967,180)     (315,760)
                                            ----------    ----------
                                            11,768,383     9,967,790
                                            ----------    ----------

 INCOME BEFORE INCOME TAXES                  7,300,781     5,192,375

Income taxes                                 2,847,305     1,973,103
                                            ----------    ----------

  NET INCOME                               $ 4,453,476   $ 3,219,272
                                            ==========    ==========

Earnings per share                         $      0.22   $      0.18
                                            ==========    ==========

Weighted Average Number of Shares
Used in Computing Earnings Per Share        20,162,622    17,858,788

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                                 Three months ended
                                                                                    September 30
                                                                                 1996          1995
                                                                            --------------------------
OPERATING ACTIVITIES
   Net income                                                               $  4,453,476  $  3,219,272
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                            964,778       905,933
        Provision for losses on accounts receivable                               50,000        50,000
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                          2,229,142    (1,015,213)
           Increase in inventories and prepaid
               expenses                                                       (2,242,649)   (3,681,716)
           Decrease (increase) in other assets                                   114,187      (123,716)
           Increase (decrease) in accounts payable                               741,942    (1,036,373)
           Decrease in accrued compensation
               and related expenses                                             (544,526)     (813,708)
           (Decrease) increase in accrued expenses                              (146,172)      526,318
           Increase in accrued income taxes                                    1,556,156     1,792,915
                                                                             -----------   -----------

                NET CASH PROVIDED (USED) BY
                   OPERATING ACTIVITIES                                        7,176,334      (176,288)

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                   (1,117,894)   (2,182,476)
  Increase in funds held in trust for construction
       of new facility                                                            (8,457)       (9,177)
                                                                             -----------   -----------

                NET CASH  USED BY
                   INVESTING ACTIVITIES                                       (1,126,351)   (2,191,653)

FINANCING ACTIVITIES
  Reduction in long-term obligations                                             (97,679)     (100,295)
  Issuance of common stock                                                        45,576       295,097
  Decrease in minority interest                                                 (245,987)      (34,869)
                                                                             -----------   -----------

                NET CASH (USED) PROVIDED BY
                   FINANCING ACTIVITIES                                         (298,090)      159,933
                                                                             -----------   -----------

            INCREASE (DECREASE) IN CASH AND
                 SHORT-TERM INVESTMENTS                                        5,751,893    (2,208,008)

Cash and short-term investments at beginning of period                        65,255,699    16,126,904
                                                                             -----------   -----------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $ 71,007,592  $ 13,918,896
                                                                             ===========   ===========

See notes to consolidated financial statements

SELECTED NOTE TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


NOTE B -- INVENTORIES

The composition of inventory is as follows:

                       September 30               June 30
                           1996                     1996
                     --------------            -------------
    Raw materials    $   11,875,643           $   11,047,978
    Work-in-process       2,341,440                2,075,329
    Finished goods        6,103,105                4,470,580
                      -------------            -------------

                     $   20,320,188           $   17,863,887
                      =============            =============

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is a party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. Discovery in the case is currently underway. The Company believes that none of its products infringe any of the patents in question in the event that any one or more of such patents should be held to be valid and enforceable and it intends to vigorously defend this position.

Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


Certain statements in this quarterly report on Form 10-Q, including statements about the Company's belief or expectations or about whether any particular event or circumstances is likely to occur or continue, are forward-looking statements concerning the future operations of the Company. Such forward-looking statements are subject to risks and uncertainties. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking staements contained herein. Additional information on potential factors that could effect the Company's financial results are included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1996 were $34,112,000 representing a 28% increase over the $26,674,000 recorded for the quarter ended September 30, 1995. The increase in net sales was primarily attributable to increases in total unit and dollar sales for the Company's obstructive sleep apnea and
ventilatory support products.   Sales of the Company's face masks and other
patient interface devices used as accessories for its obstructive sleep apnea and ventilatory support units also increased significantly in both unit and dollar terms.

The Company's gross profit was 56% of net sales for the quarter ended September 30, 1996 as compared to 57% for the quarter ended September 30, 1995. This decrease in gross margin percentage was primarily caused by reduced average selling prices for certain of the Company's products. These reductions in average selling price, which had been expected, resulted from increasing competition in the company's primary product lines, particularly relative to large, national customers who received lower prices in exchange for volume purchase commitments.

General and administrative expenses were $4,622,000 (14% of net sales) for the quarter ended September 30, 1996 as compared to $4,017,000 (15% of net sales)
for the quarter ended September 30, 1995.   The increase in absolute dollars was
due primarily to an increased provision made during the quarter for bonuses based on financial results achieved during the quarter and to increased bad debt expenses.

Sales, marketing and commission expenses were $5,574,000 (16% of net sales) for the quarter ended September 30, 1996 as compared to $4,524,000 (17% of net
sales) for the quarter ended September 30, 1995.   This increase in absolute
dollars was due primarily to commission expenses based on higher sales levels achieved, salary expenses for new employees, and travel expenses related to product launch meetings.

Research and development expenses were $2,492,000 (7% of net sales) for the quarter ended September 30, 1996 as compared to $1,693,000 (6% of net sales) for
the quarter ended September 30, 1995.   This increase in absolute dollars
reflects the extensive new product development efforts currently underway to support new product introductions in the Company's major product groups. Several new product introductions are scheduled for the remainder of fiscal year 1997, in some cases with initial distribution in international markets until regulatory approval in the United States is obtained.

The Company's effective income tax rate was 39% for the quarter ended September
30, 1996  as compared to 38% for the quarter ended September 30, 1995.   Changes
in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States operation versus taxable income attributable to its Hong Kong and Peoples Republic of China operations because the United States operation pays income taxes at a higher rate (approximately 40% before available income tax credits)
than do the Hong Kong and Peoples Republic of China operations.   For the
quarter to quarter comparison, the proportion of taxable income attributable to the United States operation increased.

As a result of the factors described above, the Company's net income was $4,453,000 (13% of net sales) for the quarter ended September 30, 1996 as compared to $3,219,000 (12% of net sales) for the quarter ended September 30, 1995.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $103,566,000 at September 30, 1996 and
$99,434,000 at June 30, 1996.   Net cash provided by operating activities was
$7,176,000 for the three months ended September 30, 1996 as compared to net cash used by operating activities of $176,000 for the three months ended
September 30, 1995.    The increase in net cash provided by operating activities
for the current quarter was due to a decrease in accounts receivable, an increase in accounts payable, an increase in inventory smaller than the increase in last year's first quarter, and higher earnings.

Net cash used by investing activities was $1,126,000 for the three months ended September 30, 1996 as compared to $2,192,000 for the three months ended
September 30, 1995.   Essentially all of the cash used by investing activities
for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for capital expenditures in the current quarter was provided by positive cash flows from operating activities, and in last year's first quarter was provided by accumulated cash and short-term investment balances.

On October 15, 1996, the Company announced that its status with Apria Healthcare had changed from "primary supplier" to sole "secondary supplier" effective in November 1996. This change is likely to impact sales levels for the fiscal year ending June 30, 1997. However, the Company will manage expense levels more aggressively and take other steps for the remainder of the fiscal year. These measures will be implemented with the goal of offsetting the impact of possible changes in sales to Apria and achieving the Company's earnings objectives. Because the extent to which this change in status will impact revenues is not known, no assurance can be given that these measures will compensate for a decrease in revenues from Apria. Sales to Apria during the fiscal year ended June 30, 1996 were $20,500,000, or 16 percent of total sales.

On October 21, 1996, the Company completed its previously announced acquisition of the capital stock of LIFECARE International, Inc. for $50 million in cash. The cash for the acquisition came from the Company's accumulated cash and short term investments.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1997 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt ).

PART 2    OTHER INFORMATION

Item 1:   Legal Proceedings
---------------------------

          Not Applicable

Item 2:   Change in Securities
------------------------------

          (a)  Not Applicable
          (b)  Not Applicable

Item 3:   Defaults Upon Senior Securities
-----------------------------------------

          (a)  Not Applicable
          (b)  Not Applicable

Item 4:   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          Not Applicable

Item 5:   Other Information
---------------------------

          Not Applicable

Item 6:   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibits

          Not Applicable

          (b)  Reports on Form 8-K

          Not Applicable

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:  November 13, 1996                 /s/ Daniel J. Bevevino
       _________________                 _____________________________

                                         Daniel J. Bevevino
                                         Vice President, and Chief
                                         Financial and Accounting Officer

                                         Signing on behalf of the registrant
                                         and as Chief Financial and
                                         Accounting Officer