Form 10-Q
period 1996-12-31
RESPIRONICS INC
filed 1997-02-14
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
  -
     Exchange Act of 1934 for the quarterly period ended December 31, 1996
                                                         -----------------
     or

  _ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

As of January 31, 1997, there were 19,741,880 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (Unaudited).

          Consolidated balance sheets -- December 31, 1996 and June 30,
          1996.

          Consolidated statements of operations -- Three months ended December 31, 1996 and 1995 and six months ended December 31, 1996 and 1995.

          Consolidated statements of cash flows -- Six months ended December 31, 1996 and 1995.

          Notes to consolidated financial statements -- December 31, 1996.

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

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.



SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                            December 31     June 30
                                                                               1996           1996
                                                                            -------------------------
ASSETS
CURRENT ASSETS
  Cash and short-term investments                                           $12,680,350  $ 65,255,699
  Trade accounts receivable, less allowance for
    doubtful accounts of $2,250,000 and $1,200,000                           35,226,031    27,883,365
  Inventories                                                                28,249,464    17,863,887
  Prepaid expenses and other                                                  2,451,080     2,522,327
  Deferred income tax benefits                                                3,038,143     2,457,453
                                                                           ------------  ------------
             TOTAL CURRENT ASSETS                                            81,645,068   115,982,731

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                        3,324,401     2,771,934
  Building                                                                   12,555,478     8,907,692
  Machinery and equipment                                                    32,367,543    17,219,371
  Furniture and office equipment                                             16,707,571    11,642,943
  Leasehold improvements                                                      1,100,007     1,068,851
                                                                           ------------  ------------
                                                                             66,055,000    41,610,791
  Less allowances for depreciation
    and amortization                                                         34,956,803    19,294,440
                                                                           ------------  ------------
                                                                             31,098,197    22,316,351

  Funds held in trust for construction
    of new facility                                                           1,714,035       746,114

OTHER ASSETS                                                                  3,385,455     3,210,802

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                          44,463,529     1,690,636
                                                                           ------------  ------------
                                                                           $162,306,284  $143,946,634
                                                                           ============  ============



See notes to consolidated financial statements.

                                                    December 31      June 30
                                                       1996            1996
                                                   ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $  7,152,460   $  4,178,301
  Accrued compensation and related expenses           4,658,768      5,088,077
  Accrued expenses                                    5,051,745      3,801,780
  Income taxes                                        3,232,583      2,907,545
  Current portion of long-term obligations              685,363        572,905
                                                   ------------   ------------
     TOTAL CURRENT LIABILITIES                       20,780,919     16,548,608

LONG-TERM OBLIGATIONS                                 9,257,212      4,965,871

MINORITY INTEREST                                       631,895        887,320

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     100,000,000 shares; issued and outstanding
     19,718,680 shares at December 31, 1996 and
     19,305,406 shares at June 30, 1996                 197,187        193,054
  Additional capital                                 68,026,598     67,105,290
  Retained earnings                                  63,607,611     54,285,379
  Treasury stock                                       (195,138)       (38,888)
                                                   ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY                     131,636,258    121,544,835
                                                   ------------   ------------
                                                   $162,306,284   $143,946,634
                                                   ============   ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                               Three months ended          Six months ended
                                                  December 31                 December 31
                                              1996           1995         1996           1995
                                           -------------------------   -------------------------
Net sales                                  $43,001,308   $30,241,119   $77,113,720   $56,915,794
Cost of goods sold                          19,541,822    13,380,809    34,585,070    24,895,319
                                           -----------   -----------   -----------   -----------
                                            23,459,486    16,860,310    42,528,650    32,020,475

General and administrative expenses          4,555,079     3,831,024     9,177,181     7,847,827
Sales, marketing and commission expense      8,384,341     4,989,268    13,958,029     9,513,054
Research and development expense             2,651,573     2,368,426     5,143,866     4,061,333
Interest expense                               150,135        50,541       197,615       100,595
Other income                                  (517,916)     (216,475)   (1,485,095)     (532,235)
                                           -----------   -----------   -----------   -----------
                                            15,223,212    11,022,784    26,991,596    20,990,574
                                           -----------   -----------   -----------   -----------

 INCOME BEFORE INCOME TAXES                  8,236,274     5,837,526    15,537,054    11,029,901

Income taxes                                 3,367,517     2,328,558     6,214,822     4,301,661
                                           -----------   -----------   -----------   -----------

  NET INCOME                               $ 4,868,757   $ 3,508,968   $ 9,322,232   $ 6,728,240
                                           ===========   ===========   ===========   ===========

Earnings per share                         $      0.24   $      0.20   $      0.46   $      0.38
                                           ===========   ===========   ===========   ===========

Weighted Average Number of Shares
Used in Computing Earnings Per Share        20,230,672    17,601,685    20,196,647    17,730,325
                                           ===========   ===========   ===========   ===========





See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                                  Six months ended
                                                                                    December 31
                                                                                 1996          1995
                                                                              --------------------------
OPERATING ACTIVITIES
   Net income                                                                $  9,322,232    $ 6,728,240
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                           3,128,880      1,842,997
        Provision for losses on accounts receivable                               150,000        150,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                       (137,628)    (5,727,886)
           Increase in inventories and prepaid
               expenses                                                        (4,090,193)    (4,551,669)
           Decrease (increase) in other assets                                    156,741       (356,202)
           Increase (decrease) in accounts payable                                951,915       (884,369)
           Decrease in accrued compensation
               and related expenses                                            (1,530,883)      (894,375)
           Increase in accrued expenses                                            79,976        785,615
           (Decrease) increase in accrued income taxes                         (1,370,767)        61,529
                                                                             ------------    -----------
                NET CASH PROVIDED (USED)  BY
                   OPERATING ACTIVITIES                                         6,660,273     (2,846,120)

INVESTING ACTIVITIES
  Acquisition of a business, net of cash acquired                             (49,864,997)           -0-
  Purchase of property, plant and equipment                                    (2,295,357)    (3,586,017)
  Increase in funds held in trust for construction
       of new facility                                                            (25,631)       (18,158)
                                                                             ------------    -----------
                NET CASH  USED BY
                   INVESTING ACTIVITIES                                       (52,185,985)    (3,604,175)

FINANCING ACTIVITIES
  Reduction in long-term obligations                                           (7,563,403)      (301,464)
  Issuance of common stock                                                        925,441        452,632
  Acquisition of treasury stock                                                  (156,250)           -0-
  Decrease in minority interest                                                  (255,425)       (34,869)
                                                                             ------------    -----------
                NET CASH (USED) PROVIDED BY
                   FINANCING ACTIVITIES                                        (7,049,637)       116,299
                                                                             ------------    -----------
                DECREASE IN CASH AND
                   SHORT-TERM INVESTMENTS                                     (52,575,349)    (6,333,996)
Cash and short-term investments at beginning of period                         65,255,699     16,126,904
                                                                             ------------    -----------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                             $ 12,680,350    $ 9,792,908
                                                                             ============    ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

DECEMBER 31, 1996



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


NOTE B -- INVENTORIES

The composition of inventory is as follows:

                       December 31               June 30
                          1996                     1996
                     -------------            ------------

    Raw materials    $  16,759,464            $ 11,047,978
    Work-in-process      2,960,334               2,075,329
    Finished goods       8,529,666               4,740,580
                     -------------            ------------

                     $  28,249,464            $ 17,863,887
                     =============            ============

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. Discovery in the case is currently underway. The Company believes that none of its products infringe any of the patents in question (assuming that any one or more of such patents should be held to be valid and enforceable) and it intends to vigorously defend this position.

NOTE D -- SUBSEQUENT EVENT

On January 27, 1997, the Company announced that it had entered a binding letter of intent to acquire Stimotron Medizinische Gerate GmbH ("Stimotron"). Stimotron is based in Wendelstein, Germany; its principal business is the distribution (on an exclusive basis) of the Company's REMstar, Great Performers, and BiPAP products in that country. The execution of a definitive agreement (including the final terms and purchase price) and the closing of the transaction are expected to be completed in February 1997. The acquisition will be treated as a purchase for financial reporting purposes, and a commitment for financing for the transaction has been obtained from a commercial bank.

Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


Certain statements in this quarterly report on Form 10-Q, including statements about the Company's belief or expectations or about whether any particular event or circumstances are likely to occur or continue, are forward-looking statements concerning the future operations of the Company. Such forward-looking statements are subject to risks and uncertainties. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements contained herein. Additional information on potential factors that could effect the Company's financial results are included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.


RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1996 were $43,001,000 representing a 42% increase over the $30,241,000 recorded for the quarter ended December 31, 1995. Sales for the six months ended December 31, 1996 were $77,114,000, an increase of 35% over the $56,916,000 recorded in the year earlier period. Sales for the current quarter and six month periods included approximately $6,200,000 generated by LIFECARE International, Inc. since its acquisition by the Company on October 21, 1996 (LIFECARE International, Inc. has since been renamed Respironics Colorado, Inc.). The acquisition was treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. since the acquisition date. The remaining increases in net sales (22% for the quarter and 25% for the six months) were attributable to increases in total unit and dollar sales for the Company's obstructive sleep apnea and ventilatory support products. Sales of the Company's face masks and other patient interface devices used as accessories for its obstructive sleep apnea and ventilatory support units increased significantly in both unit and dollar terms, as did unit and dollar sales for its resuscitation products.

The Company's gross profit was 55% of net sales for the quarter and six months ended December 31, 1996 as compared to 56% for the quarter and six months ended December 31, 1995. This decrease in gross margin percentage was primarily caused by reduced average selling prices for certain of the Company's products. These reductions in average selling price, which had been expected, resulted from increasing competition in the Company's primary product lines, particularly relative to large, national customers who received lower prices in exchange for volume purchases. In addition, the gross margin percentage was impacted by a shift in sales mix away from higher margin sales into Germany. (See "Financial Condition, Liquidity and Capital Resources" for additional information about sales into Germany).

General and administrative expenses were $4,555,000 (11% of net sales) for the quarter ended December 31, 1996 as compared to $3,831,000 (13% of net sales) for the quarter ended December 31, 1995. General and administrative expenses were $9,177,000 (12% of net sales) for the six months ended December 31, 1996 as compared to $7,848,000 (14% of net sales) for the year earlier period. The increases in absolute dollars for both periods were due primarily to the addition of expenses incurred by the Company's new subsidiary, Respironics Colorado, Inc., since its acquisition on October 21, 1996. In addition, amortization of the goodwill generated by the acquisition began on that date, with the expense being included in general and administrative expenses.

Sales, marketing and commission expenses were $8,384,000 (19% of net sales) for the quarter ended December 31, 1996 as compared to $4,989,000 (16% of net sales) for the quarter ended December 31, 1995. Sales, marketing and commission expenses were $13,958,000 (18% of net sales) for the six months ended December 31, 1996 as compared to $9,513,000 (17% of net sales) for the year earlier period. The increases for both periods were due primarily to the addition of expenses incurred by the Company's new subsidiary, Respironics Colorado, Inc., since its acquisition on October 21, 1996. Respironics Colorado, Inc. has a network of 18 fully staffed customer satisfaction centers throughout the United States, the costs of which are included in sales, marketing and commissions. The increases were also due, to a lesser extent, to commission expenses based on higher sales levels achieved, salary expenses for new employees, and travel and other expenses related to major national home care and respiratory care meetings that took place during the quarter and to product launch meetings.

Research and development expenses were $2,652,000 (6% of net sales) for the quarter ended December 31, 1996 as compared to $2,368,000 (8% of net sales) for the quarter ended December 31, 1995. Research and development expenses were $5,144,000 (7% of net sales) for the six months ended December 31, 1996 as compared to $4,061,000 (7% of net sales) for the year earlier period. This increase in absolute dollars reflects the significant new product development efforts currently underway to support product introductions in the Company's major product groups, including the Solo CPAP unit, which received United States Food and Drug Administration clearance to market in October 1996 and was introduced shortly thereafter. Several other new product introductions are scheduled for the remainder of fiscal year 1997, in some cases with initial distribution in international markets until regulatory clearance in the United States is obtained.

The Company's effective income tax rate was 41% for the quarter ended December 31, 1996 as compared to 40% for the quarter ended December 31, 1995 and 40% for the six months ended December 31, 1996 as compared to 39% for the six months ended December 31, 1995. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States operation versus taxable income attributable to its Hong Kong and Peoples Republic of China operations, because the United States operation pays income taxes at a higher rate (approximately 41% before available income tax credits) than the Hong Kong and Peoples Republic of China operations. For the quarterly and year-to-date comparisons, the proportion of taxable income attributable to the United States operation increased, due in part to taxable income generated by the Company's new subsidiary, Respironics Colorado, Inc., since its acquisition on October 21, 1996. In addition, the amortization expense of the goodwill generated by the acquisition is not a tax deductible expense, and therefore also contributed to the increased effective income tax rate.

As a result of the factors described above, the Company's net income was $4,869,000 (11% of net sales) for the quarter ended December 31, 1996 as compared to $3,509,000 (12% of net sales) for the quarter ended December 31, 1995 and $9,322,000 (12% of net sales) for the six months ended December 31, 1996 as compared to $6,728,000 (12% of net sales) for the six months ended December 31, 1995.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $60,864,000 at December 31, 1996 and $99,434,000 at June 30, 1996. Net cash provided by operating activities was $6,660,000 for the six months ended December 31, 1996 as compared to net cash used by operating activities of $2,846,000 for the six months ended December 31, 1995. The increase in net cash provided by operating activities for the current six month period was due to increases in accounts receivable and inventory in amounts smaller than the increases in those accounts in the prior year period, an increase in accounts payable, and higher earnings.

Net cash used by investing activities was $52,186,000 for the six months ended December 31, 1996 as compared to $3,604,000 for the six months ended December 31, 1995. Included in the current year total is $49,865,000 relating to the October 21, 1996 acquisition of LIFECARE International, Inc. Essentially all of the remaining cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in the current six month period was provided by accumulated cash and short-term investment balances and positive cash flows from operating activities, and in last year's six month period was provided by accumulated cash and short-term investment balances.

On October 15, 1996, the Company announced that its status with Apria Healthcare Group ("Apria") had changed from "primary supplier" to sole "secondary supplier" effective in November 1996. This change impacted sales levels for the three and six month periods ended December 31, 1996, and is likely to impact sales levels for the remainder of the fiscal year ending June 30, 1997. However, the

Company will continue to manage expense levels more aggressively and take other steps for the remainder of the fiscal year with the goal of offsetting the impact of changes in sales to Apria and achieving the Company's earnings objectives. Because the extent to which this change in status will ultimately impact revenues for the fiscal year is not known, no assurance can be given that these measures will compensate for a decrease in revenues from Apria. Sales to Apria during the fiscal year ended June 30, 1996 were $20,500,000, or 16 percent of total sales.

On January 27, 1997, the Company announced that it had entered a binding letter of intent to acquire Stimotron Medizinische Gerate GmbH ("Stimotron"). Stimotron is based in Wendelstein, Germany; its principal business is the distribution (on an exclusive basis) of the Company's REMstar, Great Performers, and BiPAP products in that country. The execution of a definitive agreement (including the final terms and purchase price) and the closing of the transaction are expected to be completed in February 1997. The acquisition, which the Company expects to be accretive to earnings per share, will be treated as a purchase for financial reporting purposes, and a commitment for financing for the transaction has been obtained from a commercial bank. The Company's sales into Germany during the quarter ended December 31, 1996 were not at historical levels because of Stimotron's efforts to reduce inventory levels during the acquisition negotiations. The Company expects unit volume in Germany to be more in line with historical trends in future quarters.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, commercial bank financing committed for the Stimotron acquisition, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1997 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).

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

The Company's Annual Meeting of Shareholders was held on November 20, 1996. The holders of 16,051,162 shares of the Company's stock (approximately 83% of the outstanding shares) were present at the meeting in person or by proxy. The matters voted upon at the meeting were:

(i) the election of three persons to serve as directors for a three year term expiring at the annual meeting of the shareholders in 1999,

(ii) the amendment of the Company's certificate of incorporation to increase the number of authorized shares to 100,000,000,

(iii) the amendment of the Company's certificate of incorporation and by-laws regarding elimination of shareholder action by written consent,

(iv) the amendment of the Company's 1991 Non-Employee Directors' Stock Option Plan, and

(v) the ratification of the selection of Ernst & Young as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 1997.


The results of voting were as follows:

(i) Daniel P. Barry, Donald H. Jones, and Candace Littell, the nominees of the Company's Board Of Directors, were elected to serve until 1999. There were no other nominees.

Shares were voted as follows:

                                             Withhold
                                             Vote For,
                                            Abstentions,
                                             and Broker
 Name                            For         Non-Votes
-------------------------------  ---        -----------

 Daniel P. Barry                 15,726,813   324,349
 Donald H. Jones                 15,723,953   327,209
 Candace Littell                 15,729,398   321,764


(ii) The amendment of the Company's certificate of incorporation to increase the number of authorized shares to 100,000,000 was approved: affirmative votes, 12,539,618 shares; negative votes (including abstentions and broker non-votes), 3,511,544 shares.

(iii) The amendment of the Company's certificate of incorporation and by-laws regarding elimination of shareholder action by written consent was not approved: affirmative votes, 8,279,128 shares; negative votes (including abstentions and broker non-votes), 7,772,034 shares.

(iv) The amendment of the Company's 1991 Non-Employee Directors' Stock Option Plan was approved: affirmative votes, 15,056,591 shares; negative votes (including abstentions and broker non-votes), 944,571 shares.

(v) The selection of Ernst & Young as independent public accountants for the 1997 fiscal year was ratified: affirmative votes, 15,903,331 shares; negative votes (including abstentions and broker non-votes), 147,831 shares.

Item 5:   Other Information
-------   -----------------

Not applicable


Item 6:   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

     3.1  Amendment to Company's Restated Articles of Incorporation

(b)  Reports on Form 8-K

Not applicable

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:          February 13, 1997         /s/ Daniel J. Bevevino

          ______________________         ______________________

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