Form 10-Q
period 1997-03-31
RESPIRONICS INC
filed 1997-05-15
CIK 780434

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X       Quarterly Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the quarterly period ended March 31,1997   or
                                                    -------------

 ---      Transition Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from                  to
                                                    ----------------

----------------------

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

As of April 30, 1997, there were 19,757,967 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).


         Consolidated balance sheets -- March 31, 1997 and June 30, 1996.

         Consolidated statements of operations -- Three months ended March 31, 1997 and 1996 and nine months ended March 31, 1997 and 1996.

         Consolidated statements of cash flows -- Nine months ended March 31, 1997 and 1996.

         Notes to consolidated financial statements -- March 31, 1997.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

Item 1. Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                      March 31       June 30
                                                        1997           1996
                                                    ---------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                   $ 14,098,561   $ 65,255,699
  Trade accounts receivable, less allowance for
   doubtful accounts of $2,300,000 and $1,200,000     38,853,609     27,883,365
  Inventories                                         34,403,427     17,863,887
  Prepaid expenses and other                           2,680,569      2,522,327
  Deferred income tax benefits                         3,018,631      2,457,453
                                                    ------------   ------------
                 TOTAL CURRENT ASSETS                 93,054,797    115,982,731

PROPERTY, PLANT AND EQUIPMENT
  Land                                                 3,322,941      2,771,934
  Building                                            12,550,662      8,907,692
  Machinery and equipment                             33,981,821     17,219,371
  Furniture and office equipment                      19,045,614     11,642,943
  Leasehold improvements                               1,103,658      1,068,851
                                                    ------------   ------------
                                                      70,004,696     41,610,791

  Less allowances for depreciation
   and amortization                                   39,439,974     19,294,440
                                                    ------------   ------------
                                                      30,564,722     22,316,351

  Funds held in trust for construction
   of new facility                                     1,733,739        746,114

OTHER ASSETS                                           3,150,203      3,210,802

COST IN EXCESS OF NET ASSETS OF
 BUSINESS ACQUIRED                                    56,098,815      1,690,636
                                                    ------------   ------------

                                                    $184,602,276   $143,946,634
                                                    ============   ============

See notes to consolidated financial statements.

                                                      March 31       June 30
                                                        1997           1996
                                                   ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $  8,387,577   $  4,178,301
  Accrued compensation and related expenses           5,469,836      5,088,077
  Accrued expenses                                    7,981,263      3,801,780
  Income taxes                                        6,646,775      2,907,545
  Current portion of long-term obligations              661,109        572,905
                                                   ------------   ------------
     TOTAL CURRENT LIABILITIES                       29,146,560     16,548,608

LONG-TERM OBLIGATIONS                                18,100,583      4,965,871

MINORITY INTEREST                                       619,124        887,320

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     100,000,000 shares; issued and outstanding
     19,754,827 shares at March 31, 1997 and
     19,305,406 shares at June 30, 1996                 197,548        193,054
  Additional capital                                 68,215,495     67,105,290
  Retained earnings                                  68,591,239     54,285,379
  Treasury stock                                       (268,273)       (38,888)
                                                   ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY                     136,736,009    121,544,835
                                                   ------------   ------------
                                                   $184,602,276   $143,946,634
                                                   ============   ============

See notes to consolidated financial statements.


                                                                             4.2

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                    Three months ended             Nine months ended
                                                          March 31                      March 31
                                                    1997          1996             1997          1996
                                                 -------------------------     --------------------------
Net sales                                        $47,814,403   $32,651,155     $124,928,123   $89,566,949
Cost of goods sold                                21,285,839    14,476,518       55,870,909    39,371,837
                                                 -----------   -----------     ------------   -----------
                                                  26,528,564    18,174,637       69,057,214    50,195,112

General and administrative expenses                6,310,332     4,342,305       15,487,513    12,190,132
Sales, marketing and commission expense            9,241,348     5,221,038       23,199,377    14,734,092
Research and development expense                   2,659,630     2,569,463        7,803,496     6,630,796
Interest expense                                     154,803        45,689          352,418       146,284
Other income                                        (328,032)     (231,913)      (1,813,128)     (764,147)
                                                 -----------   -----------     ------------   -----------
                                                  18,038,081    11,946,582       45,029,676    32,937,157
                                                 -----------   -----------     ------------   -----------

          INCOME BEFORE INCOME TAXES               8,490,483     6,228,055       24,027,538    17,257,955

Income taxes                                       3,396,193     2,428,941        9,611,015     6,730,602
                                                 -----------   -----------     ------------   -----------

                          NET INCOME             $ 5,094,290   $ 3,799,114     $ 14,416,523   $10,527,353
                                                 ===========   ===========     ============   ===========

Earnings per share                               $      0.25   $      0.21     $       0.71   $      0.59
                                                 ===========   ===========     ============   ===========

Weighted Average Number of Shares
Used in Computing Earnings Per Share              20,341,490    17,748,962       20,244,928    17,746,493


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                                   Nine months ended
                                                                                       March 31
                                                                                   1997          1996
                                                                              ---------------------------
OPERATING ACTIVITIES
  Net income                                                                  $ 14,416,524    $10,527,353
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                            5,377,510      2,695,376
        Provision for losses on accounts receivable                                200,000        200,000
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                        (945,206)    (7,669,316)
           Increase in inventories and prepaid
               expenses                                                         (5,403,057)    (3,564,400)
           Decrease (increase) in other assets                                     411,508       (439,080)
           Increase (decrease) in accounts payable                               1,308,797     (1,182,193)
           (Decrease) increase in accrued compensation
               and related expenses                                             (1,777,756)       569,925
           (Decrease) increase in accrued expenses                              (2,023,816)     1,046,489
           (Decrease) increase in accrued income taxes                          (2,095,873)       354,642
                                                                              ------------    -----------

                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                                          9,468,631      2,538,796

INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired                              (58,864,997)           -0-
  Purchase of property, plant and equipment                                     (3,588,271)    (4,643,850)
  Increase in funds held in trust for construction
       of new facility                                                             (45,335)       (26,811)
                                                                              ------------    -----------

                NET CASH USED BY
                   INVESTING ACTIVITIES                                         (62,498,603)   (4,670,661)

FINANCING ACTIVITIES
  Increase in long-term obligations                                              9,000,000            -0-
  Reduction in long-term obligations                                            (7,744,286)      (396,171)
  Issuance of common stock                                                       1,114,699     40,330,112
  Acquisition of treasury stock                                                   (229,385)           -0-
  Decrease in minority interest                                                   (268,194)       (35,103)
                                                                              ------------    -----------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                                          1,872,834     39,898,838
                                                                              ------------    -----------
                (DECREASE) INCREASE IN CASH AND
                   SHORT-TERM INVESTMENTS                                      (51,157,138)    37,766,973

Cash and short-term investments at beginning of period                          65,255,699     16,126,904
                                                                              ------------    -----------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                              $ 14,098,561    $53,893,877
                                                                              ============    ===========

See notes to consolidated financial statements.

SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

MARCH 31, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                       March 31       June 30
                         1997          1996
                     ------------  ------------

    Raw materials    $ 16,733,252  $ 11,047,978
    Work-in-process     2,572,825     2,075,329
    Finished goods     15,097,350     4,470,580
                     ------------  ------------

                     $ 34,403,427  $ 17,863,887
                     ============  ============

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. Discovery and depositions in the case are currently underway. The Company believes that none of its products infringe any of the patents in question (assuming that any one or more of such patents should be held to be valid and enforceable) and it intends to vigorously defend this position.

NOTE D -- ACQUISITIONS

The Company acquired the capital stock of LIFECARE International, Inc. on October 21, 1996 for $50,000,000 in cash (LIFECARE International, Inc. has since
been renamed Respironics Colorado, Inc.).   Financing for the acquisition came
primarily from the proceeds of a public offering completed by the Company in April 1996. Respironics Colorado, Inc. is a developer, manufacturer and marketer of respiratory therapy products, with its primary focus on portable home ventilation therapy, and is based in Westminster, Colorado. The acquisition was treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of
operations of Respironics Colorado, Inc. since the acquisition date.   The
following unaudited proforma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                             Nine months ended March 31
                                 1997          1996
                             ------------  ------------

     Sales                   $135,973,123  $114,925,949

     Net Income              $ 13,842,454  $  8,407,778

     Net Income per Share    $       0.68  $       0.47


The Company (through a German subsidiary) acquired the capital stock of Stimotron Medizinische Gerate GmbH ("Stimotron") on February 26, 1997. The initial consideration paid was $9,000,000 in cash, with the terms of the transaction providing for additional consideration of up to $5,000,000 in cash over the next four years based upon the achievement of certain financial results in Germany. Financing for the initial consideration was obtained from a commercial bank and a commitment for financing for the the additional consideration has been obtained from the same commercial bank. Stimotron is based in Wendelstein, Germany and is the exclusive distributor for the Company's products in that country. The acquisition was treated as a purchase for financial reporting purposes, and accordingly the Company's results of operations include the results of operations of Stimotron since the acquisition date. Stimotron's operations were not material in relation to the Company's consolidated financial statements and proforma information has therefore not been presented.

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


RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1997 were $47,814,000 representing a 46% increase over the $32,651,000 recorded for the quarter ended March 31, 1996. Sales for the nine months ended March 31, 1997 were $124,928,000, an increase of 39% over the $89,567,000 recorded in the year earlier period. Sales for the current quarter and nine month periods included approximately $8,400,000 and $14,700,000 respectively, generated by LIFECARE International, Inc. since its acquisition by the Company on October 21, 1996 (LIFECARE International, Inc. has since been renamed Respironics Colorado, Inc.). Sales for the current quarter also include $1,700,000, generated by Stimotron Medizinische Gerate GmbH ("Stimotron") which was acquired on February 26, 1997. Both acquisitions were treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. and Stimotron since the acquisition dates. The remaining increases in net sales (15% for the quarter and 21% for the nine months) were primarily attributable to increases in total unit and dollar sales for the Company's ventilatory support products. Sales of the Company's face masks and other patient interface devices used as accessories for its obstructive sleep apnea and ventilatory support units increased significantly in both unit and dollar terms. Unit and dollar sales for the Company's resuscitation and obstructive sleep apnea therapy products increased as well.

The Company's gross profit was 55% of net sales for the quarter and nine months ended March 31, 1997 as compared to 56% for the quarter and nine months ended Mach 31, 1996 . This decrease in gross margin percentage was primarily caused by reduced average selling prices for certain of the Company's products. These reductions in average selling price, which had been expected, resulted from increasing competition in the Company's primary product lines, particularly relative to large, national customers who received lower prices in exchange for volume purchase commitments.

General and administrative expenses were $6,310,000 (13% of net sales) for the quarter ended March 31, 1996 as compared to $4,432,000 (13% of net sales) for the quarter ended March 31, 1996. General and administrative expenses were $15,488,000 (12% of net sales) for the nine months ended March 31, 1997 as compared to $12,190,000 (14% of net sales) for the year earlier period. The increases in absolute dollars for both periods were due primarily to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron, since their acquisitions on October 21, 1996 and February 26, 1997, respectively. In addition, amortization of the goodwill generated by those acquisitions began on those dates, with the expense being included in general and administrative expenses.

Sales, marketing and commission expenses were $9,241,000 (19% of net sales) for the quarter ended March 31, 1997 as compared to $5,221,000 (16% of net sales) for the quarter ended March 31, 1996. Sales, marketing and commission expenses were $23,199,000 (19% of net sales) for the nine months ended March 31, 1997 as compared to $14,734,000 (16% of net sales) for the year earlier period. The increases for both periods were due primarily to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc., and Stimotron, since their acquisitions on October 21, 1996 and February 26, 1997, respectively. Respironics Colorado, Inc. has a network of 18 fully staffed customer satisfaction centers throughout the United States, the costs of which are included in sales, marketing and commissions. In addition, because Stimotron serves as the Company's exclusive distributor in Germany, most of its operating expenses are included in sales, marketing and commissions. The increases were also due, to a lesser extent, to increased costs incurred for the Company's sales and marketing efforts elsewhere in Europe.

Research and development expenses were $2,660,000 (6% of net sales) for the quarter ended March 31, 1997 as compared to $2,569,000 (8% of net sales) for the quarter ended March 31, 1996. Research and development expenses were $7,803,000 (6% of net sales) for the nine months ended March 31, 1997 as compared to $6,631,000 (7% of net sales) for the year earlier period. This increase in absolute dollars, particularly in the nine month comparison, reflects significant new product development efforts to support product introductions in the Company's major product groups, including the Solo CPAP unit which received United States Food and Drug Administration ("FDA") clearance to market in October 1996, the BiPap S/T-D 30 System which received clearance in January 1997, and the BiPap DUET system which received FDA clearance to market in February 1997. Several new product introductions are scheduled for the remainder of both fiscal year 1997 and calendar year 1997, in some cases with initial distribution in international markets until regulatory clearance in the United States is obtained.

The Company's effective income tax rate was 40% for the quarter ended March 31, 1997 as compared to 39% for the quarter ended March 31, 1996 and 40% for the nine months ended March 31, 1997 as compared to 39% for the nine months ended March 31, 1996. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States and European operations versus taxable income attributable to its Hong Kong and Peoples Republic of China operations because the United States and European operations pay income taxes at higher rates (approximately 41% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. For the quarterly and year-to-date comparisons, the proportion of taxable income attributable to the United States and European operations increased, due in part to taxable income generated by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron, since their acquisitions. In addition, the amortization expense of the goodwill generated by the Respironics, Colorado, Inc. acquisition is not a tax deductible expense, and therefore also contributed to the increased effective income tax rate.

As a result of the factors described above, the Company's net income was $5,094,000 (11% of net sales) for the quarter ended March 31, 1997 as compared to $3,799,000 (12% of net sales) for the quarter ended March 31, 1996 and $14,417,000 (12% of net sales) for the nine months ended March 31, 1997 as compared to $10,527,000 (12% of net sales) for the nine months ended March 31, 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $63,908,000 at March 31, 1997 and $99,434,000 at June 30, 1996. Net cash provided by operating activities was $9,469,000 for the nine months ended March 31, 1997 as compared to $2,539,000 for the nine months ended March 31, 1996. The increase in net cash provided by operating activities for the current nine month period was due primarily to higher earnings, an increase in accounts receivable in an amount smaller than the increase in that account in the prior year period, and an increase in accounts payable.

Net cash used by investing activities was $62,499,000 for the nine months ended March 31, 1997 as compared to $4,671,000 for the nine months ended March 31, 1996. Included in the current year total is $49,865,000 relating to the October 21, 1996 acquisition of Respironics Colorado, and $9,000,000 relating to the February 26, 1997 acquisition of Stimotron. Essentially all of the remaining cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in the current nine month period was provided by positive cash flows from operating activities, accumulated cash and short-term investment balances and borrowing (to finance the Stimotron acquisition), and in last year's nine month period was provided by positive cash flows from operating activities, and accumulated cash and short-term investment balances.

On October 15, 1996, the Company announced that its status with Apria Healthcare ("Apria") had changed from "primary supplier" to sole "secondary supplier" effective in November 1996. This change impacted sales levels for the three and nine month periods ended March 31, 1997, and is likely to impact sales levels for the remainder of the fiscal year ending June 30, 1997. However, the Company will continue to manage expense levels more aggressively and take other steps for the remainder of the fiscal year with the goal of offsetting the impact of changes in sales to Apria and achieving the Company's earnings objectives. Because the extent to which this change in status will ultimately impact revenues for the fiscal year is not known, no assurance can be given that these measures will compensate for a decrease in revenues from Apria. Sales to Apria during the fiscal year ended June 30, 1996 were $20,500,000, or 16 percent of total sales.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, commercial bank financing for additional amounts that may be payable relating to the Stimotron acquisition, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next 12 months for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).

PART 2    OTHER INFORMATION


Item 1:   Legal Proceedings
-------   -----------------

Not applicable


Item 2:   Change in Securities
-------   --------------------

(a)       Not applicable
(b)       Not applicable
(c)       Not applicable


Item 3:   Defaults Upon Senior Securities
-------   -------------------------------

(a)       Not applicable
(b)       Not applicable


Item 4:   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a)       Not applicable
(b)       Not applicable
(c)       Not applicable
(d)       Not applicable


Item 5:   Other Information
-------   -----------------

Not applicable


Item 6:       Exhibits and Reports on Form 8-K
-------       --------------------------------

(a)  Exhibits

Exhibit 10.26: Credit Agreement between Respironics, Inc. and PNC Bank, National Association dated February 19, 1997

(b)  Reports on Form 8-K

An 8-K was filed on November 5, 1996 to report that Respironics, Inc. had acquired LIFECARE International, Inc. (LCI) on October 21, 1996. The financial statements of LCI for the periods specified in Rule 3-05(b) of Regulation S-X were included as Attachment 1 to the 8-K. Additionally, an 8-K/A was filed on January 3, 1997 to provide pro forma financial information required pursuant to
Article 11 of Regulation S-X for the acquisition by Respironics, Inc. of LCI on October 21, 1996 and such financial statements were included as Attachment 1 to the 8-K/A.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RESPIRONICS, INC.

Date:          May 15, 1997                  /s/ Daniel J. Bevevino
---------------------------                  -----------------------------------

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