Form 10-K
period 1997-06-30
RESPIRONICS INC
filed 1997-09-29
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)

  X  Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
  -
     Act of 1934 for   the   fiscal year ended June 30, 1997 or
                                               -------------

    Transition Report pursuant to section 13 or 15(d) of the Securities
  -
    Exchange Act of 1934 for the   transition period from ________ to ______

Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                   25-1304989
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


1501 Ardmore Boulevard
Pittsburgh,  Pennsylvania                  15221
(Address of principal executive offices)      (Zip Code)

(Registrant's Telephone Number, including area code)   412-731-2100

Securities registered pursuant to Section 12(b) of the Act:

                                Name of each exchange
     Title of each class         on which registered
     -------------------        ---------------------

           None                          --

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, par value $.01 per share
     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X  No    .
                                                ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                              --

As of August 31, 1997, the aggregate market value of the shares of the registrant's Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately
$420,000,000.

As of August 31, 1997, there were 19,776,855 shares of Common Stock of the registrant outstanding.

Documents Incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 19, 1997 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                              INDEX
                                                   Page
                                                   ----
PART I

Item 1    Business..............................     3
Item 2.   Description of Property...............    16
Item 3.   Legal.................................    16
Item 4.   Submission of Matters to a Vote of
          Security Holders......................    18

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Shareholder Matters.......    19
Item 6.   Selected Financial Data...............    20
Item 7.   Management's Discussion and
          Analysis of Results of Operations and
          Financial Condition...................    21
Item 8.   Consolidated Financial Statements.....    26
Item 9.   Disagreements on Accounting and
          Financial Disclosure..................    44

PART III

Item 10.  Directors and Executive Officers of
          the Registrant........................    45
Item 11.  Executive Compensation................    45
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management......    45
Item 13.  Certain Relationships and Related
          Transactions..........................    45

PART IV

Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K.....    46

Signatures .....................................    52

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

          The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Operation," and statements incorporated by reference in this Form 10-K from the 1997 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations of beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, intellectual property and related litigation, FDA and other government regulation, and third party reimbursement.

Item 1.   Business
          --------

General

          Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and hospitals, as well as emergency medical settings and alternative care facilities. The Company's primary product lines are: (i) continuous positive airway pressure ("CPAP") devices and bi-level positive airway pressure
("BiPAP") devices for the treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep; (ii) ventilation devices, including bi-level non-invasive ventilatory support units and portable invasive volume ventilator units; and (iii) patient mask products. Respironics markets its products through a sales organization consisting of approximately 100 direct and independent sales representatives, who sell to a network of over 2,500 medical product dealers. In certain foreign markets, the Company's products are sold directly to end users. The Company also rents portable volume ventilators to dealers and directly to end users in the United States. The Company's sales are currently comprised of 63% equipment and 37% consumable and single-use products. With over 90% of its sales currently reaching the home care market, Respironics believes that it is well-positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

          Respironics is a Delaware corporation with executive offices located at 1501 Ardmore Boulevard, Pittsburgh, PA 15221. Unless the context indicates otherwise, reference in this Annual Report to the "Company" or "Respironics" refers to Respironics, Inc. and its domestic and foreign subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to "fiscal year" refers to the twelve month period ending on June 30 of the year indicated.

          During the fiscal year ended June 30, 1997, the Company completed two acquisitions. In October 1996, the Company acquired LIFECARE International, Inc. ("LIFECARE"), a developer, manufacturer and marketer of respiratory therapy products, for $50,000,000 in cash. LIFECARE, which had its primary focus on portable invasive home ventilation therapy products, is based in Westminster, Colorado and has since been renamed Respironics Colorado, Inc. ("Respironics Colorado") In addition to its Colorado manufacturing facility, Respironics Colorado has a manufacturing facility in Herrsching, Germany and 19 Customer Satisfaction Centers located in major metropolitan areas in the United States. The Company has begun to utilize these customer satisfaction centers to support the sales and marketing efforts for its OSA and non-invasive ventilation products along with its invasive portable volume ventilator products.

          In February 1997, the Company acquired Stimotron Medizinische Gerate GmbH ("Stimotron"), the Company's exclusive distributor in Germany, for $9,000,000 in cash with potential additional consideration of $5,000,000 due over the next four years based upon the achievement of certain financial results in Germany. Stimotron is based in Wendelstein, Germany and resells and rents the Company's products to other dealers and to end users in that country.

          See Note K to the Consolidated Financial Statements for more information about these acquisitions.

          The following are registered trademarks of the Company as used in this document; Respironics, REMstar, Great Performers, Avia, Virtuoso, Duet, Encore, Quartet, Maestro, BiPAP, Harmony, PAV, PLV, Gel, Monarch, Seal Easy, Circle Seal and BagEasy. The following are trademarks of the Company as used in this document; Solo and Vision.

Products

          At the present time, the Company's principal products can be divided into three categories: obstructive sleep apnea products, ventilation products, and face mask and other products.


                        Obstructive Sleep Apnea Products
                        --------------------------------


          Respironics believes it is the U.S. market share leader in OSA therapy devices, with close to a 50% market share. The Company's primary OSA products are the Great Performers family, REMstar Choice, the BiPAP S Airway Management System, and related accessories such as masks, tubes, filters and headgear.

       The Company introduced its sixth-generation family of OSA products, known as the "Great Performers" product line, during fiscal years 1996 and 1997. This new family of products includes CPAP, bi-level and clinical devices. Each of the Company's CPAP devices consist of a small, portable air pressurization device, an air pressure control, and a mask worn by the patient at home during sleep. The Aria CPAP system features built-in memory to record patient usage data. The software necessary to extract this data from the Aria unit is known as Encore. The Solo CPAP system is an innovative OSA therapy device that meets the Company's strategy of offering units at all key price points. The Great Performers family of products also includes another CPAP device, known as Virtuoso, that utilizes innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The BiPAP Duet Airway Management System is the bi-level unit in the Great Performers Family. The Duet unit senses the patient's breathing cycle and adjusts the pressure accordingly and also contains advanced leak-sensing technology which improves the unit's pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP. The Great Performers Clinical System, consisting of the Quartet Clinical System, a bedside pressure generator, and the Maestro Clinical Remote Control Unit, is used by clinicians in prescribing therapy for the treatment of adult OSA. The Company has received clearance from the United States Food and Drug Administration ("FDA") for all of the Great Performers products. The Company also continues to manufacture and market its REMstar Choice CPAP unit, which was introduced in 1991, and its BiPAP S Airway Management System, which was introduced in 1989.

         Respironics also manufactures devices related to the diagnosis and monitoring of sleep and other respiratory-related disorders, which it obtained through the acquisition of Vitalog Monitoring Inc. ("Vitalog") in 1995. Such diagnostic products expand the Company's presence in sleep labs which helps drive the market for the Company's therapeutic devices.

         The Company estimates that in the U.S. approximately 1,500 sleep clinics currently exist at hospitals and other medical centers where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Such laboratories provide the most frequent source of patient introductions to the Great Performers and REMstar Choice products.

         The OSA patient can purchase the Great Performers products, the REMstar Choice, or the BiPAP Airway Management System from home health care products dealer locations worldwide. Personnel at each of these locations are equipped to train the patient in the product's use and to maintain and service the product (See "Sales, Distribution, and Marketing"). The retail price for a CPAP unit ranges from $800 to $1,600, depending on type of unit, geographical market and whether certain accessories are purchased. The retail price for a BiPAP S or Duet unit generally ranges from $2,800 to $3,200, depending on which model is purchased.

          Sales of OSA products and all related accessories and replacement parts accounted for 55%, 67%, and 67% of the Company's net sales for its fiscal years 1997, 1996, and 1995, respectively.


                             Ventilation Products
                             --------------------

          The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. Such devices are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilatory requirements of the patient.

          The Company's principal non-invasive ventilatory support product is the BiPAP Ventilatory Support System, the initial version of which was introduced in December 1989. The BiPAP Ventilatory Support System is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. The BiPAP Ventilatory Support System was the first device for non-invasive use designed specifically to compensate for mask leaks. BiPAP devices sense the patient's breathing and adjust their output to assist in inhalation and exhalation. The BiPAP Ventilatory Support System compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing volume ventilators.

          The Company believes the BiPAP Ventilatory Support System has the potential for increasing patient comfort by adapting to the patient's breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. The retail price for a BiPAP unit, which ranges from $6,000 to $9,500, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

          In May 1992, the Company introduced the Hospital BiPAP Ventilatory Support System, which includes accessories such as an airway pressure monitor, a detachable control panel, a disposable circuit and a mounting stand, all of which are designed to allow the BiPAP Ventilatory Support System to be used more easily in the hospital environment.

          The Company is supporting clinical trials that are investigating the possible benefits of BiPAP therapy for different types of patient populations. Applications being studied include use by patients suffering from a variety of respiratory disorders, as well as other in-hospital applications. The marketing of BiPAP Ventilatory Support Systems for use in these patient populations may require additional clearances from the FDA prior to marketing in the U.S.

          During fiscal year 1997, the Company began international distribution of its next generation non-invasive unit for the hospital market, the BiPAP Vision, with domestic distribution to begin upon receipt of clearance to market from the FDA. The BiPAP Vision features an integrated display screen and an optional oxygen module, provides higher flow and pressure functions and is designed to be easily upgradeable when advanced technology becomes available.

          International distribution of BiPAP Harmony, the next generation non-invasive unit for the homecare market, is expected to begin before the end of calendar year 1997, with domestic release to follow upon receipt of clearance to market from the FDA. The BiPAP Harmony features simple, menu driven operations and improved portability (including AC or DC power capability) and is also designed to be easily upgradeable.

          The Company also is currently conducting research on the incorporation of Proportional Assist Ventilation ("PAV") into its line of BiPAP ventilatory support products. PAV is a mode of ventilatory support that provides assistance in proportion to the needs of the patient. The Company has been granted Investigational Device Exemptions by the FDA to conduct clinical tests in the U.S. using PAV in both non-invasive and invasive applications. Application for regulatory clearance to market devices that include PAV, which is required prior to the marketing of such products in the U.S., has not yet been made. The PAV technology was obtained by the Company through a non-exclusive licensing arrangement with the University of Manitoba in Winnipeg, Canada.

          The Company believes that it is also a leading manufacturer and marketer of invasive portable volume ventilators that are used in the home by individuals who are dependent on the ventilators for continuous life support. These devices had been manufactured and marketed by LIFECARE, which was acquired by the Company in October 1996.

          The Company's principal invasive portable volume ventilator is the PLV-100, a microprocessor controlled, electrically powered unit specifically designed for long term use in the home and also suitable for transport, short term, and institutional use. The PLV can be used to ventilate a wide range of patients, including pediatric patients, most often through the use of an endotracheal tube or a tracheostomy tube. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit, and it can be powered by normal AC power or DC battery power. The PLV-100 can be operated in three different ventilation modes depending on the patient's needs, and, because patients using the PLV-100 are dependent on the ventilator for life support, the unit features a variety of alarms and displays to alert clinicians and caregivers to changes in the patient's pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100.

          The PLV-100 unit and related accessories reach end user patients through the Company's network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end users. Prior to the acquisition of LIFECARE by the Company, LIFECARE had established rental arrangements directly with certain patients. These existing rental arrangements have been continued.

          The Company also manufactures, distributes and rents several other home ventilation products, including a version of the PLV-100 designed more specifically for institutional use.

          Sales and rental revenue from all ventilation products and accessories accounted for 40%, 27%, and 26% of the Company's net sales for fiscal years 1997, 1996, and 1995 respectively.


                         Face Mask and Other Products
                         ----------------------------

          The Company provides three types of patient masks: (1) masks used with CPAP and BiPAP devices including nasal sealing flap masks, the Monarch Mini Mask, the GEL and Gold Seal Masks; and Full Face Masks (2) disposable air-filled cushion anesthesia masks primarily for use during surgery; and (3) disposable SealEasy and Circle Seal resuscitation masks for use in medical emergencies. The Company's patient masks are designed to respond to the increasing demand for single-use products, which reduce the potential for cross-contamination among patients and also help to minimize the exposure of medical personnel to infectious diseases, such as tuberculosis and pneumonia. The Company believes that its nasal sealing flap mask was the first mask to adequately seal on a patient's face for air delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Monarch Mini Mask is designed to enhance patient comfort with its small size and unique placement on the patient's face; the GEL and Gold Seal Masks utilize a gel-like cushion to create a comfortable mask seal around the contours of the face. Full Face Masks address the needs of specific patient groups for whom CPAP and BiPAP therapy is delivered most effectively and comfortably through masks that cover the mouth and nose. The Company's line of disposable air-filled cushion anesthesia masks utilizes a very thin and pliable soft plastic air-filled cushion around the nose and mouth, which provides a uniform seal to prevent leakage of the anesthetic gases and helps ensure compliance with anesthesia gas exposure standards imposed on hospitals by regulatory bodies. The Company's other products include the BagEasy Manual Resuscitator and the Rinoflow nasal irrigation product.

          Sales of all face masks (including some masks which are components of OSA products and non-invasive ventilatory support products and which are also included in the net sales figures for those product groups) and other products accounted for 18%, 19%, and 17% of the Company's net sales for its fiscal years 1997, 1996, and 1995, respectively.

Manufacturing and Properties

          The Company's corporate headquarters is located in a leased facility in Pittsburgh, Pennsylvania and domestic manufacturing operations are located in Murrysville, Pennsylvania (approximately 20 miles east of Pittsburgh) and Westminster, Colorado (approximately 10 miles north of Denver). The Company also maintains 19 Customer Satisfaction Centers in major cities throughout the United States. See Note E to the Consolidated Financial Statements for additional information regarding leased facilities.

          The Murrysville facility is a 116,000 square foot facility that was first occupied in July 1990 and expanded to its current size in November 1993. The entire facility is subject to mortgages used to secure financing related to the construction and expansion of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one and one-half story building of steel and concrete construction that had a total cost, including the expansion, of approximately $7,800,000.

          The Westminster facility is a 74,000 square foot facility that was first occupied in October 1994. The entire facility is subject to mortgages used to secure financing related to the construction of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one story building of steel and concrete construction that had a total cost of approximately $3,700,000. This facility was the headquarters and domestic manufacturing location for LIFECARE which was acquired by the Company in October 1996. See "Business-General" and Note K to the Consolidated Financial Statements for additional information about the LIFECARE acquisition.


          The Company leases space ranging from 2,000 to 5,500 square feet for each of the Customer Satisfaction Centers located in major metropolitan areas throughout the U.S. These centers provide technical and customer service and limited product distribution.

          The Company also leases a 22,000 square foot office facility in Plum Borough, Pennsylvania approximately two miles from the existing Murrysville facility. This leased facility currently houses certain research and development projects and technical service groups.

          The Company began manufacturing operations in Hong Kong in 1981 where its Far East Administrative headquarters are now located in a 28,000 square foot facility in Kwun Tong, Kowloon, Hong Kong.

          The Company conducts the remainder of its patient mask manufacturing and certain other high volume production of plastic components in a facility in Shenzhen City in the Peoples Republic of China, bordering Hong Kong and in Subic Bay, Phillipines. The Shenzhen facility is leased and operated by the Company. The present manufacturing space totals approximately 66,000 square feet. The facility is located in a special economic zone (where the Company has been operating since 1987) that was established by the Peoples Republic of China in 1980 to induce foreign investment. The Subic Bay facility, totalling approximately 10,000 square feet, is also leased.

          The Company's European facilities (all of which are leased) include a 10,000 square foot manufacturing and warehouse facility in Herrsching, Germany, a 5,000 square foot office and warehouse facility in Wendelstein, Germany; and 5,000 square feet of office and warehouse facilities in Nantes, France. The Herrsching facility was the European headquarters of LIFECARE, and the Wendelstein facility was the headquarters of Stimotron. See "Business - General" and Note K to the Consolidated Financial Statements for additional information about these acquisitions.

          The Company also maintains smaller leased facilities, each totaling less than 5,000 square feet in size, in Wilmington, Delaware; Redwood City, California; and Winnipeg, Manitoba.

          Operations in the Far East and Europe are subject to the risks normally associated with foreign operations including, but not limited to, foreign currency fluctuations, possible changes in export or import restrictions and the modification or introduction of other governmental policies with potentially adverse effects. The July 1997 change of control in Hong Kong from British to Chinese rule has not affected the Company's operations.

          The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including, at the Murrysville and Westminster sites, augmenting the current partial second shift work schedule. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns approximately 20 acres of land adjacent to the 10 acre site on which the Murrysville facility is located. Future expansion in Murrysville, if needed, could take place on this 20 acre site.

          The Company generally performs all major assembly work on all of its products. It manufactures the plastic components for its face mask products and
uses subcontractors to supply certain other components.   The Company believes
that the raw materials for all of its products are readily available from a number of suppliers.


Sales, Distribution and Marketing

          The Company sells and, in some cases, rents its products primarily to home care and hospital dealers. These parties in turn resell and rent the

Company's products to end users. The Company's products reach its customers in the United States primarily through the Company's field network, which consists of 14 sales management employees, 47 direct sales representatives and sales support specialists, 54 independent manufacturers' representatives and over 2,500 medical products distributors (also referred to as "dealers").

          The Company manages its U.S. dealer network through the direct sales force and independent manufacturers' representatives. The Company's U.S. sales management team includes a Senior Vice President of Sales and Marketing, a Director of Sales, and eight Regional Sales Managers. This team directs the activities of 54 independent manufacturers' representatives and 43 direct sales representatives and sales support specialists. In most areas of the U.S., the hospital market is served by the direct sales representatives and the home care market is served primarily by the independent manufacturers' representatives.

          The Company's international sales efforts are conducted through a European General Manager, a South American Sales Manager, a Far East Sales Manager, and a Canadian Sales Manager. The Company also has direct sales representatives and a customer satisfaction staff in Europe and the Far East
and direct sales representatives in Canada.   All of the Company's international
sales employees serve both the home care and hospital markets. International sales accounted for approximately 27%, 24%, and 20% of the Company's net sales for fiscal year 1997, 1996 and 1995, respectively.

          The Company's marketing organization is currently staffed with a Vice President of Marketing and marketing-oriented Product Managers, who are assigned to each of the Company's principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

          The Company's dealer customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) is undergoing significant consolidation, particularly among dealers specializing in home care products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company's products as a result of greater purchasing power and market dominance enjoyed by larger customers.

          In October 1996, the Company announced that its status with Apria Healthcare had changed from "primary supplier" to sole "secondary supplier" effective in November 1996. This change adversely impacted sales levels for the fiscal year ended June 30, 1997. Sales to Apria during the fiscal year ended June 30, 1997 were $17,900,000 as compared to $20,500,000 for the fiscal year ended June 30, 1996. Subsequent to the Company's change in status, it focused on demonstrating to Apria superior effort and added value service surrounding its product offerings. In spite of these efforts, sales to Apria of CPAP and bi-level units and related masks during the second half of the fiscal year decreased to approximately 40% of levels anticipated prior to the change in status. While the Company cannot predict with certainty what actions Apria will take relative to future supplier selection (especially in light of Apria's announced intentions to review restructuring alternatives, including a possible merger or sale), it is anticipated that an open bidding process will occur again. The Company plans to participate in this bidding process with the goal of maximizing its share of Apria's business, but there can be no assurance as to the outcome of such a bidding process.

Competition

          The Company believes that the principal competitive factors in all of its markets are product and service performance and innovation. Efficient distribution and competitive price are also very important factors. In the case of a number of the Company's and its competitors' products, patent protection is becoming more prevalent and of increasing competitive importance. The Company competes on a product-by-product basis with various other companies, some of which have significantly greater financial and marketing resources and broader product lines.

          The Company believes that it has the leading position in the U.S. market for home care devices for the treatment of OSA. However, other manufacturers, including other larger and more experienced manufacturers of home health care products, have entered the market and the Company expects that competition will increase. In its major market segments, the Company competes with three principal competitors, Nellcor Puritan-Bennett ("Nellcor"), Healthdyne Technologies ("Healthdyne") and ResMed through its subsidiary
Rescare ("Rescare"). Nellcor, which is the Company's largest major competitor and has the largest financial resources of the Company's competitors, offers an array of products which compete with all of the Company's products. Healthdyne is the primary competitor for the Company's CPAP units and competes with the Company in the non-invasive ventilatory support market as well. ResMed competes with the Company in the OSA market, and is in the process of introducing devices that will compete with the Company's non-invasive ventilatory support products.

          Similar to the Company's customer base, the medical device manufacturing industry is also undergoing significant consolidation. Several of the Company's competitors have announced or completed mergers, most notably the August 1995 merger of Nellcor and Puritan Bennett Group and the subsequent planned acquisition of Nellcor-Puritan Bennett by Mallinckrodt Group, Inc. that was announced on July 23, 1997. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers which can utilize the financial and technical resources that may be made available as a result of the consolidation.



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

          The Company conducts substantially all of its research and development for existing and potential new products in the U.S.. The Company currently employs approximately 135 engineers and technicians in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $10,768,000 (6% of net sales) in fiscal year 1997, $9,328,000 (7% of net sales) in fiscal year 1996 and $7,077,000 (7% of net sales) in fiscal year 1995 to support product enhancement and new product development.

          A variety of new product introductions took place during fiscal years 1996 and 1997, including all of the products in the Great Performers family, the BiPAP Vision Hospital Ventilatory Support System, and several new face mask products. By the end of fiscal year 1998, the Company expects to have introduced the next generation of products in the Great Performers family and the BiPAP Harmony Home Ventilatory Support System. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See "Regulatory Matters."


Patents, Trademarks and Licenses

          The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when
infringed by other companies.   The Company currently has 63 U.S. and foreign
patents and has  additional U.S. and foreign patent applications pending.

          The Company owns the proprietary rights to a variety of its products, including patents on the BiPAP Airway Management System, the BiPAP Ventilatory Support System, and various masks and related accessories.

          The Company also has 55 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

          The Company is a party to several legal actions relating to its patents and the patents of its competitors. See "Item 3 - Legal Proceedings" for more information regarding these actions.

Regulatory Matters

          The Company's products are subject to regulation by, among other governmental entities, the FDA and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products. On June 1, 1997, new FDA regulations governing the manufacture of medical devices took effect. These regulations imposed new requirements on device manufacturers such as design controls. In manufacturing and marketing its products, the Company must comply with FDA regulations and is subject to various other FDA recordkeeping requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and uncertain. Moreover, clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA regulations can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, clearances or approvals for the Company's products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

          The Company must obtain FDA or foreign regulatory approval or clearance for marketing the Company's new devices prior to their release. There are two primary means by which the FDA permits a medical device to be marketed. A manufacturer may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain such clearance, the 510(k) premarket notification must establish that the device is "substantially equivalent" to a device that has been legally marketed or was marketed before May 28, 1976. The manufacturer may not place the device into commercial distribution in the U.S. until a substantial equivalence determination notice is issued by the FDA. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require the Company to modify its product labeling, before it will make a finding of substantial equivalence. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation of the 510(k) premarket notification and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

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

          Foreign regulatory approvals vary widely depending on the country. In January 1996, the Company received ISO 9001 certification from the International Organization of Standards, a quality standards organization based in Geneva, Switzerland. At the same time, the Company received authorization, under the European Union's Medical Device Directives, to affix the "CE Mark" to the Company's products marketed throughout the world. The primary component of the certification process was an audit of the Company's quality system conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving its original ISO 9001 certification, the Company has undergone two annual update audits by such independent agencies, neither of which revealed any non-conformities.

          In December 1994 the Company received a warning letter from the FDA. A "warning letter" is a statement issued by the FDA that the agency believes significant violations have occurred and that the agency is prepared to take enforcement action if corrective measures are not taken. As discussed in its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, the Company believes that the issues raised in the warning letter have been resolved.


Third Party Reimbursement

          The cost of a significant portion of medical care in the U.S. is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance programs including health maintenance organizations and managed care organizations. The Company's future results of operations and financial condition could be negatively affected by adverse changes made in the reimbursement policies for medical products under these insurance programs. If such changes were to occur, the ability of the Company's customers (medical product distributors and dealers) to obtain adequate reimbursement for the resale or rental of the Company's products could be reduced. In recent years, limitations imposed on the levels of reimbursement by both government and private insurance programs have become more prevalent.

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

Employees

          As of June 30, 1997, the Company had 1,565 employees, including 456 hourly employees in the U.S. 489 hourly employees in Hong Kong and the Peoples Republic of China, and 2 hourly employees in Europe. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.


Financial Information About Foreign and Domestic Operations and Export Sales

          Financial information concerning foreign and domestic operations and export sales is discussed in Part I "Sales, Distribution and Marketing" and set forth in Note I of the Consolidated Financial Statements included in this Annual Report.



Item 2.  Description of Properties
         -------------------------

          Information with respect to the location and general character of the principal properties of the Company is included in Item 1 "Manufacturing and Properties".


Item 3.   Legal Proceedings
          -----------------

Australian ResCare Litigation.

          ResCare Limited, an Australian corporation ("ResCare") and a subsidiary of ResMed, Inc. ("ResMed"), filed suit in Australia (the "Australian suit") against the Company's Australian distributor in 1992, alleging that the Company's CPAP products then being sold by such distributor in Australia infringed upon an Australian patent (the "Australian Patent") embodying a substantial part of ResCare's CPAP technology. After trial, the Australian trial court held that the Company's products infringed the Australian Patent (which the Court also held to be valid). This decision was appealed, and in May 1994 the Australian Court of Appeals reversed the decision of the trial court, declaring the Australian Patent invalid. This decision also nullified the trial court's finding that the Company's products infringed upon the Australian Patent. In October 1994, the Supreme Court of Australia refused to accept an appeal of the decision of the Court of Appeals. No further appeals can be made by ResCare with respect to the decision of the Australian Court of Appeals. In June 1997, the Company received a Court determined amount of approximately $240,000 to offset a portion of the expenses it incurred in pursuing the Australian suit. The receipt of this expense reimbursement effectively closes the Australian suit.

U.S. ResCare Litigation.

          In January 1995 ResCare filed an action (the "California suit") against the Company in the United States District Court for the Southern District of California alleging that in the manufacture and sale in the U.S. of nasal masks and CPAP systems and components, the Company infringes three U.S. patents, two of which are owned by and one of which is licensed to ResCare (the "ResCare Patents"). One of the three ResCare Patents was filed in the U.S. shortly after the Australian Patent was issued and most of its claims are the same as or similar to the Australian Patent. The other two patents involved in the California suit deal with mask applications and with a "ramp" feature of ResCare's CPAP devices. In the complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the ResCare patents.

          In its answers to ResCare's complaint, the Company denied, in all material respects, the allegations of the complaint. The Company also filed an action in the United States District Court for the Western District of Pennsylvania against ResCare seeking declaratory judgments that the ResCare patents in issue are either invalid or unenforceable or that the Company does not infringe the patents. In June 1997, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's mask patent.

          Also as part of its response to the ResCare complaint, the Company filed a motion in the United States District Court for the Southern District of California seeking to transfer the California suit to the United States District Court for the Western District of Pennsylvania and to consolidate the two suits. The motion was granted and the cases have been consolidated in Pittsburgh, Pennsylvania.

          In June 1996 ResCare filed another action against the Company in the United States District Court for the Western District of Pennsylvania alleging that in the manufacture and sale in the U.S. of CPAP systems, the Company infringes a fourth U.S. patent that had been recently issued to ResCare relating to the ramp technology component used in CPAP systems. In this additional litigation, ResCare seeks similar damages as in the pre-existing patent suits. This suit was consolidated, upon the Company's motion, with the pre-existing patent suits described above and discovery is now proceeding on the consolidated action.

          It is the Company's belief, based upon its investigation and discovery to date, that the ResCare patents are invalid or unenforceable and that, even if they are valid and enforceable, none of the Company's products infringe any of the patents. The Company intends to vigorously defend and pursue this litigation and strongly believes that the outcome should be favorable to it.

BiPAP Litigation

          In November 1996, the Company filed an action in the United States District Court for the Western District of Pennsylvania against Airsep Corporation ("Airsep") alleging that Airsep infringes one of the Company's patents covering its BiPAP technology and seeking a preliminary and permanent injunction, damages for infringing sales, and special damages for willful
infringement.   In June 1997, the Company filed a similar action in the same
Court against Healthdyne Technologies, Inc. ("Healthdyne").

          Airsep has answered the Company's complaint and has denied, in all material respects, the allegations of the Company's complaint and has filed a counterclaim alleging that the Company's BiPAP patent involved in the litigation is invalid and is unenforceable. Discovery is proceeding in this action.

          Healthdyne has answered the Company's complaint and has denied, in all material respects, the allegations of the Company's complaint and has filed a counterclaim alleging that the Company's BiPAP patent is invalid, is not infringed, and is unenforceable. Discovery has not yet begun in this action.

          It is the Company's belief, based upon its investigation and discovery to date (including the work it performed to obtain the BiPAP patent) that it will prevail in both the Airsep and Healthdyne actions. It should be noted that the Company submitted extensive prior art to the U.S. Patent and Trademark Office as part of the patent application process. The U.S. Patent and Trademark Office considered this prior art before granting the Company its BiPAP patent.

Other Matters

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          During the fourth quarter of the fiscal year 1997, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.
         ----------------------------------------------------------------------

          As of June 30, 1997, 19,763,057 shares of the Company's common stock were issued and outstanding. These shares are traded in the over-the-counter market and are reported on the NASDAQ National Market system under the symbol "RESP". As of September 17, 1997, there were 1,409 holders of record of the Company's common stock.

          The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

          High and low sales price information for the Company's common stock for the applicable quarters is shown below.

Fiscal year ending June 30, 1997:

                                     First   Second  Third   Fourth
                                     ------  ------  ------  ------
High                                 $25.00  $25.00  $22.25  $21.50
Low                                  $17.25  $13.50  $16.75  $17.75

Fiscal year ending June 30, 1996:

                                     First   Second  Third   Fourth
                                     ------  ------  ------  ------
High                                 $19.75  $22.25  $24.75  $23.50
Low                                  $13.75  $17.00  $17.00  $17.25

Item 6. Selected Financial Data
        -------------------------------

                                                            (Dollars in thousands except per share data)
Income Statement Data:
                                                                        Year Ended June 30
                                          1997              1996                 1995             1994             1993
                                       ----------        ------------       ------------     -------------     -------------
Net sales                               $ 178,560        $    125,766       $     99,450      $     78,171      $     69,286
Cost of goods sold                         79,554              55,249             43,077            34,830            32,114
                                       ----------        ------------        -----------      ------------      ------------
                                           99,006              70,517             56,373            43,341            37,172

General and administrative expense         21,506              16,602             14,050            10,028            10,581
Sales, marketing and commission
 expense                                   34,368              20,845             17,696            15,069            12,313
Research and development expense           10,768               9,328              7,077             4,794             3,556
Nonrecurring charges                         -0-                  -0-                -0-             7,086               -0-
Interest expense                              616                 200                194               171               176
Other income                               (2,040)             (1,615)            (1,179)             (623)             (550)
                                       ----------        ------------        -----------       -----------      ------------
Income before income taxes                 33,788              25,157             18,535             6,816            11,096
Income taxes                               13,472               9,818              6,858             2,075             3,717
                                       ----------        ------------        -----------       -----------      ------------

Net income                             $   20,316        $     15,339        $    11,677       $     4,741      $      7,379
                                       ==========        ============        ===========       ===========      ============

Earnings per share                     $     1.00        $       0.84        $      0.67       $      0.27      $       0.43
                                       ==========        ============        ===========       ===========      ============

Weighted average number of shares
  used in computing earnings
  per share                            20,271,933          18,324,500         17,532,422        17,280,680        17,318,606

Balance Sheet Data:
                                                                               June 30

                                          1997              1996               1995               1994               1993
                                       ----------        ------------       -----------        -----------       ------------
Working capital                        $   71,038        $    99,435        $    39,413        $   31,032        $     25,172
Total assets                              184,232            143,947             78,039            58,917              54,331
Total long-term obligations                17,985              4,966              5,538             4,854               4,288
Shareholder's equity                      141,578            121,545             58,369            44,224              39,148

-------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7.  Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Results of Operations

          Net sales for fiscal year 1997 were $178,560,000, representing a 42% increase in net sales over the $125,766,000 recorded in fiscal year 1996. 1996 net sales represented a 26% increase over the $99,450,000 recorded in fiscal year 1995. Sales for the fiscal year ended June 30, 1997 included approximately $24,191,000 generated by LIFECARE International, Inc. since its acquisition by the Company on October 21, 1996 (LIFECARE International, Inc. has since been renamed Respironics Colorado, Inc.). Sales for the fiscal year ended June 30, 1997 also included approximately $7,120,000 generated by Stimotron Medizinische Gerate GmbH ("Stimotron") which was acquired on February 26, 1997. Both acquisitions were treated as purchases for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. and Stimotron since the acquisition dates. The remaining increases in net sales (23% for the year ended June 30, 1997) were attributable to increases in total unit and dollar sales for the Company's ventilatory support and OSA products. Sales of the Company's face masks and other patient interface devices used as accessories for its OSA and ventilatory support units also increased significantly in both unit and dollar terms.

          The Company's gross profit was 55% of net sales for fiscal year 1997 as compared to 56% of net sales for fiscal year 1996 and 57% of net sales for fiscal year 1995. The decreases in gross margin percentage over the three year period were primarily caused by reduced average selling prices for certain of the Company's products. These reductions in average selling price, which had been expected, resulted from increasing competition in the Company's primary product lines, particularly in OSA, relative to the Company's large, national customers who received lower prices in exchange for volume purchase commitments. In addition, manufacturing support costs grew from fiscal year 1995 to fiscal year 1996 at a rate higher than the overall rate of sales growth.

          General and administrative expenses were $21,506,000 (12% of net sales) for fiscal year 1997 as compared to $16,602,000 (13% of net sales) for fiscal year 1996 and $14,050,000 (14% of net sales) for fiscal year 1995. The increase in absolute dollars from fiscal year 1996 to fiscal year 1997 was due primarily to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron, since their acquisitions on October 21, 1996 and February 26, 1997, respectively. In addition, amortization of the goodwill generated by those acquisitions began on those dates, with the expense being included in general and administrative expenses. Offsetting these increases was a reduction in the provision for year end profit sharing bonuses for fiscal year 1997 based on financial results achieved. The increase in absolute dollars from fiscal 1995 to fiscal year 1996 was due primarily to an increased provision for year end profit sharing bonuses based on financial results achieved and to increased legal fees, including those incurred related to the previously disclosed ResCare patent litigation. The overall increases in absolute dollars for both comparisons were still at rates less than the rate of increase in overall sales.

          Sales, marketing and commission expenses were $34,368,000 (19% of net sales) for fiscal year 1997 as compared to $20,845,000 (17% of net sales) for fiscal year 1996 and $17,696,000 (18% of net sales) for fiscal year 1995. The increase from fiscal year 1996 to fiscal year 1997 was due primarily to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron. Respironics Colorado, Inc. has a network of 19 fully staffed customer satisfaction centers throughout the U.S., a portion of the costs of which are included in sales, marketing and commissions. In addition, because Stimotron serves as the Company's exclusive distributor in Germany, most of its operating expenses are included in sales, marketing and commissions. Increased costs were also incurred for the Company's sales and marketing efforts elsewhere in Europe. The increase in absolute dollars from fiscal 1995 to fiscal 1996 was due to higher commissions paid to independent sales representatives based on the increased sales levels achieved, increased trade show and related travel expenses, and increased salary expenses, primarily for new employees in sales and marketing management and training and medical education.

          Research and development expenses were $10,768,000 (6% of net sales) for fiscal year 1997 as compared to $9,328,000 (7% of net sales) for fiscal year 1996 and $7,077,000 (7% of net sales) for fiscal year 1995. The increase in absolute dollars from fiscal year 1996 to fiscal year 1997 reflects the significant new product development efforts undertaken to support product introductions in the Company's major product groups, including the Solo CPAP unit, the BiPAP S/T-D 30, the BiPAP DUET system along with several mask and patient interface products. Major product development work was also done on several new products for which FDA clearance to market in the U.S. is pending. The increase in absolute dollars from fiscal 1995 to fiscal 1996 primarily reflects the costs associated with developing a new family of OSA therapy devices, the Great Performers line, that was introduced starting in fiscal year 1996. Additional costs were also incurred throughout the three year period to fund clinical studies and work involving opportunities in other respiratory product areas.

     The Company's effective income tax rate was 40% for fiscal year 1997 as compared to 39% for fiscal year 1996 and 37% for fiscal year 1995. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportions of taxable income attributable to its U.S. and European operations versus taxable income attributable to its Hong Kong and Peoples Republic of China operations because the U.S. and European operations pay income taxes at a higher rate (approximately 41% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. For the fiscal year 1996 to 1997 comparison, the proportion of taxable income attributable to the U.S. and European operations increased, due in part to taxable income generated by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron, since their acquisitions. In addition, the amortization of the goodwill generated by the acquisitions is not a tax deductible expense, and therefore also contributed to the increased effective income tax rate. For the fiscal year 1995 to 1996 comparison, the proportion of taxable income attributable to the U.S. operation also increased, and a research and development tax credit that was available in fiscal year 1995 expired in fiscal year 1996, further contributing to the increased income tax rate (this tax credit was reinstated for fiscal year 1997).

          As a result of the factors described above, the Company's net income was $20,316,000 (11% of net sales) or $1.00 per share for fiscal year 1997 as compared to $15,339,000 (12% of net sales) or $0.84 per share for fiscal year 1996 and $11,677,000 (12% of net sales) or $0.67 per share for fiscal year 1995.

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 is expected to increase the Company's primary earnings per share (called "basic earnings per share" under the Statement) by less than 10% and is not expected to have a material impact on the Company's fully diluted earnings per share (called "diluted earnings per share" under the Statement).


Financial Condition, Liquidity and Capital Resources

          The Company had working capital of $71,038,000 and $99,435,000 at
June 30, 1997 and 1996, respectively.  Net cash provided by operating activities was $13,388,000, $7,838,000, and $9,469,000  for fiscal years 1997,
1996 and 1995, respectively. The increase in cash provided by operating activities from fiscal year 1996 to fiscal year 1997 was due primarily to higher earnings in fiscal year 1997 and to an increase in accounts receivable in fiscal year 1997 in an amount smaller than the increase in that account in the
prior year.   The decrease in cash provided by operating activities from fiscal year 1995 to fiscal year 1996 was due primarily to an increase in accounts receivable during fiscal year 1996 in an amount greater than the increase in that account during fiscal year 1995 and to a tax refund received during fiscal year 1995.

          The increase in accounts receivable during fiscal year 1996 described above was due to growth in international sales at a rate greater than overall sales growth (all of the Company's international sales are made on extended payment terms), an increase in the portion of the Company's domestic sales that were made on extended payment terms, and, to a lesser extent, an increase in the proportion of the Company's sales made late in the fiscal year.

          Net cash used by investing activities was $63,063,000, $6,255,000, and
$7,711,000 for fiscal years 1997, 1996 and 1995,  respectively.   Net cash used
by investing activities for fiscal year 1997 included $49,208,000 relating to the October 21, 1996 acquisition of LIFECARE International, Inc. and $9,000,000 relating to the February 26, 1997 acquisition of Stimotron. Additional consideration of up to $5,000,000 over the next four years may be due for the Stimotron acquisition based upon financial results achieved in Germany. Net cash used by investing activities for fiscal year 1995 included an expenditure of $745,000 representing a portion of the purchase price for the acquisition of Vitalog. The remainder of the purchase price for the Vitalog acquisition was paid with shares of the Company's common stock. See Note K to the Consolidated Financial Statements for additional information regarding these acquisitions.

     Net cash used for capital expenditures, consisting primarily of the purchase of production equipment, computer hardware and software, and office equipment, was $4,930,000, $6,220,000, and $6,941,000 for fiscal years 1997,
1996 and 1995, respectively.

          Funding for the LIFECARE and Vitalog acquisitions was provided by accumulated cash and short term investment balances. Funding for the Stimotron acquisition was provided by a $9,000,000 loan received from a commercial bank in
February 1997 under the terms of a credit agreement.   Funding for a portion of
a 46,000 square foot addition to the Company's manufacturing facility in Murrysville, Pennsylvania was provided by a $1,133,000 Pennsylvania Industrial
Development Authority Loan received in February 1995.   See Notes D and K to the
Consolidated Financial Statements for additional information about long-term obligations and acquisition financing.

          Funding for the other investment activities in fiscal years 1997, 1996 and 1995 was provided by positive cash flows from operating activities and accumulated cash and short-term investment balances.

          Net cash provided by financing activities includes $46,832,000 from a public offering of 2,373,589 shares of common stock completed in April 1996 and proceeds from the issuance of common stock under the Company's stock option plans during each of the years presented. Net cash provided by financing activities also reflects, for fiscal year 1997, the Company's acquisition of 46,000 shares of its common stock for $844,000 in the open market pursuant to a stock buy back program announced in November 1996.

          In October 1996, the Company entered into a new line of credit facility with a commercial bank that provides for the availability of $1,250,000 at a maximum interest rate equal to the bank's prime interest rate until the expiration date of the agreement on October 31, 1997. The Company expects that this line of credit facility will be renewed prior to its expiration. See Note D to the Consolidated Financial Statements for a discussion of the line of credit.

          In October 1996, the Company announced that its status with Apria Healthcare ("Apria") had changed from "primary supplier" to sole "secondary supplier" effective in November 1996. This change adversely affected sales levels for the year ended June 30, 1997. Sales to Apria during the fiscal year ended June 30, 1997 were $17,900,000 as compared to $20,500,000 for the fiscal year ended June 30, 1996. Subsequent to the Company's change in status, it focused on demonstrating to Apria superior effort and added value service surrounding its product offerings. In spite of these efforts, sales to Apria of CPAP and bi-level units and related masks during the second half of the fiscal year decreased to approximately 40% of levels anticipated prior to the change in status. While the Company cannot predict with certainty what actions Apria will take relative to future supplier selection (especially in light of Apria's announced intentions to review restructuring alternatives, including a possible merger or sale), it is anticipated that an open bidding process will occur again. The Company plans to participate in this bidding process with the goal of maximizing its share of Apria's business, but there can be no assurance as to the outcome of such a bidding process.


          The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

          The Company believes that positive cash flow from operating and financing activities, the availability of the full amount of funds under its commercial bank line of credit, commercial bank financing committed for the additional consideration that may be due for the Stimotron acquisition, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 1998 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt ).



Inflation

          Inflation has not had a significant effect on the Company's business during the periods discussed.

Item 8.  Consolidated Financial Statements
         ---------------------------------

          Index to Consolidated Financial Statements

          Report of Independent Auditors.................................. 27

          Consolidated Balance Sheets as of June 30, 1997 and 1996 ....... 28

          Consolidated Statements of Operations for the
            years ended June 30, 1997, 1996 and 1995...................... 30

          Consolidated Statements of Cash Flows for the
            years ended June 30, 1997, 1996 and 1995...................... 31

          Consolidated Statements of Shareholders' Equity
            for the years ended June 30, 1997, 1996 and 1995.............. 32

          Notes to Consolidated Financial Statements...................... 33

                         Report of Independent Auditors

Board of Directors
Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            Ernst & Young, LLP

Pittsburgh, Pennsylvania
September 10, 1997

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                 June 30
                                                                     1997                         1996
                                                            ---------------------------------------------------

ASSETS

CURRENT ASSETS
        Cash and short-term investments                     $       15,706,657              $   65,255,699
        Trade accounts receivable, less allowance for
                doubtful accounts of $3,466,000
                and $1,200,000                                      37,138,383                  27,883,365
        Inventories                                                 33,699,256                  17,863,887
        Prepaid expenses and other                                   3,549,850                   2,522,327
        Deferred income tax benefits                                 5,008,897                   2,457,453
                                                                --------------               -------------
                        TOTAL CURRENT ASSETS                        95,103,043                 115,982,731

PROPERTY, PLANT AND EQUIPMENT
        Land                                                         3,327,775                   2,771,934
        Buildings                                                   12,936,177                   8,907,692
        Machinery and equipment                                     19,853,845                  17,219,371
        Furniture and office equipment                              17,059,117                  11,642,943
        Leasehold improvements                                       1,236,327                   1,068,851
                                                                --------------               -------------
                                                                    54,413,241                  41,610,791
        Less allowances for depreciation
                and amortization                                    23,705,759                  19,294,440
                                                                --------------               -------------
                                                                    30,707,482                  22,316,351

        Funds held in trust for construction
                of new facility                                      1,754,452                     746,114

OTHER ASSETS                                                         3,837,491                   3,210,802

COST IN EXCESS OF NET ASSETS OF
        BUSINESSES ACQUIRED                                         52,829,458                   1,690,636
                                                                --------------               -------------

                                                                $  184,231,926               $ 143,946,634
                                                                ==============               =============

See notes to consolidated financial statements.

                                                                               June 30
                                                                  1997                           1996
                                                        -----------------------        ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                $             6,425,853        $           4,178,301
        Accrued compensation and related expenses                     5,626,830                    5,088,077
        Accrued expenses                                              6,898,486                    3,801,780
        Income taxes                                                  4,410,825                    2,907,545
        Current portion of long-term obligations                        703,211                      572,905
                                                        -----------------------        ---------------------
                TOTAL CURRENT LIABILITIES                            24,065,205                   16,548,608

LONG-TERM OBLIGATIONS                                                17,984,933                    4,965,871

MINORITY INTEREST                                                       604,072                      887,320

COMMITMENTS

SHAREHOLDERS' EQUITY
        Common Stock, $.01 par value; authorized
          100,000,000 shares at June 30, 1997 and
          40,000,000 shares at June 30, 1996; issued
          and outstanding 19,763,057 shares
          at June 30, 1997 and 19,305,406
          shares at June 30, 1996                                       197,631                      193,054
        Additional capital                                           68,351,143                   67,105,290
        Cumulative effect of foreign currency
          translations                                                 (689,813)                         -0-
        Retained earnings                                            74,601,203                   54,285,379
        Treasury stock                                                 (882,448)                     (38,888)
                                                        -----------------------        ---------------------
                TOTAL SHAREHOLDERS' EQUITY                          141,577,716                  121,544,835
                                                        -----------------------        ---------------------

                                                        $           184,231,926        $         143,946,634
                                                        =======================        =====================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

                                               Year Ended June 30
                                         1997         1996            1995
                                     ------------  ------------  -------------

Net sales                            $178,559,736  $125,766,388  $  99,450,333
Cost of goods sold                     79,554,031   55,248,973      43,077,158
                                     ------------  ------------  -------------
                                       99,005,705   70,517,415      56,373,175

General and administrative expenses    21,505,558   16,602,072      14,050,071
Sales, marketing and commission
 expenses                              34,368,202   20,844,836      17,696,059
Research and development expenses      10,767,916    9,328,293       7,077,216
Interest expense                          615,947      199,926         193,550
Other income                           (2,039,745)  (1,615,320)     (1,178,685)
                                     ------------  -----------   -------------
                                       65,217,878   45,359,807      37,838,211
                                     ------------  -----------   -------------

       INCOME BEFORE INCOME TAXES      33,787,827   25,157,608      18,534,964

Income taxes                           13,472,003    9,819,000       6,857,937
                                     ------------  -----------   -------------

                       NET INCOME    $ 20,315,824  $15,338,608   $  11,677,027
                                     ============  ===========   =============

Earnings per share                   $       1.00  $      0.84   $        0.67
                                     ============  ===========   =============

Weighted average number of shares
used in computing earnings
per share                              20,271,933   18,324,500      17,532,422



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                     Year Ended
                                                                       June 30
                                                           1997         1996         1995
                                                     -----------------------------------------

OPERATING ACTIVITIES
  Net income                                         $   20,315,824  $ 15,338,608  $ 11,677,027
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                     6,902,669     4,008,668     3,831,793
        Provision for deferred income taxes                (361,924)     (256,858)     (178,819)
        Provision for losses on accounts receivable         250,000       500,000       175,000
        Loss on sale of equipment                              -0-           -0-         35,719
        Changes in operating assets and liabilities:
           Increase in accounts receivable                 (173,845)   (8,935,178)   (4,515,077)
           Decrease in refundable income taxes                 -0-           -0-      1,787,265
           Increase in inventories and prepaid
               expenses                                  (4,325,801)   (5,298,192)   (5,770,417)
           Increase in other assets                        (295,295)     (542,210)   (1,448,295)
           (Decrease) increase in accounts payable       (5,433,806)     (680,253)    1,680,521
           (Decrease) increase in accrued compensation
               and related expenses                        (562,821)    1,260,890       764,557
           (Decrease) increase in accrued expenses       (1,196,781)    1,107,482       516,442
           (Decrease) increase in accrued income taxes   (1,730,096)    1,335,424       912,999
                                                       ------------  ------------  ------------

                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                  13,388,124     7,838,381     9,468,715

INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired       (58,066,208)        -0-        (745,433)
  Purchase of property, plant and equipment              (4,930,957)   (6,220,314)   (6,940,667)
  Proceeds from sale of equipment                              -0-          -0-           5,503
  Increase in funds held in trust for construction
       of new facility                                      (66,048)      (35,185)      (30,557)
                                                       ------------  ------------  ------------

                NET CASH USED BY
                   INVESTING ACTIVITIES                 (63,063,213)   (6,255,499)   (7,711,154)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                     9,000,000         -0-       1,132,760
  Reduction in long-term obligations                     (8,997,575)     (497,370)     (355,920)
  Issuance of common stock                                1,250,430    47,875,919     1,191,649
  Acquisition of treasury stock                            (843,560)      (38,888)        -0-
  (Decrease) increase in minority interest                 (283,248)      206,252        16,800
                                                       ------------  ------------  ------------

                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                     126,047    47,545,913     1,985,289
                                                       ------------  ------------  ------------

            (DECREASE) INCREASE IN CASH AND
                 SHORT-TERM INVESTMENTS                 (49,549,042)   49,128,795     3,742,850

Cash and short-term investments at beginning of period   65,255,699    16,126,904    12,384,054
                                                       ------------  ------------  ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD       $ 15,706,657  $ 65,255,699  $ 16,126,904
                                                       ============  ============  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                    Cumulative
                                                                     Effect of
                                  Common Stock                        Foreign                      Treasury Stock
                             -----------------------   Additional    Currency       Retained    ----------------------
                               Shares       Amount      Capital     Translations    Earnings      Shares      Amount       Total
                             -----------   ---------  ------------  ------------  ------------  ----------  ----------  ------------
BALANCE AT JUNE 30, 1994      16,344,690   $ 163,446  $ 16,790,919  $        -0-    27,269,744         -0-   $     -0-  $44,224,109

Net income for the year
   ended June 30, 1995               -0-         -0-           -0-           -0-    11,677,027         -0-         -0-   11,677,027

Shares sold pursuant to
   stock option plans            315,001       3,150     1,188,499           -0-           -0-         -0-         -0-    1,191,649

Acquisition of a business         85,094         852     1,275,559           -0-           -0-         -0-         -0-    1,276,411
                             -----------   ---------  ------------  ------------  ------------  ----------  ----------  ------------


 BALANCE AT JUNE 30, 1995     16,744,785     167,448    19,254,977           -0-    38,946,771         -0-         -0-   58,369,196

Net income for the year
   ended June 30, 1996               -0-         -0-           -0-           -0-    15,338,608         -0-         -0-   15,338,608

Shares sold pursuant to
   stock option plans            187,032       1,870     1,018,722           -0-           -0-         -0-         -0-    1,020,592

Acquisition of treasury
   stock                             -0-         -0-           -0-           -0-           -0-       1,819     (38,888)     (38,888)


Net proceeds from shares
   sold in public offering     2,373,589      23,736    46,831,591           -0-           -0-         -0-         -0-   46,855,327
                             -----------   ---------  ------------  ------------  ------------  ----------  ----------  -----------

 BALANCE AT JUNE 30, 1996     19,305,406     193,054    67,105,290           -0-    54,285,379       1,819     (38,888) 121,544,835

Net income for the year
   ended June 30, 1997               -0-         -0-           -0-           -0-    20,315,824         -0-         -0-   20,315,824

Shares sold pursuant to
   stock option plans            457,651       4,577     1,175,479           -0-           -0-         -0-         -0-    1,180,056

Acquisition of treasury
   stock                             -0-         -0-           -0-           -0-           -0-      46,000    (843,560)    (843,560)


Income tax benefit from
   exercise of
   stock options                     -0-         -0-        70,374           -0-           -0-         -0-         -0-       70,374

Translation adjustments              -0-         -0-           -0-      (689,813)          -0-         -0-         -0-     (689,813)
                             -----------   ---------  ------------  ------------  ------------  ----------  ----------  -----------

 BALANCE AT JUNE 30, 1997     19,763,057   $ 197,631  $ 68,351,143  $   (689,813) $ 74,601,203      47,819  $ (882,448) $141,577,716
                             ===========   =========  ============  ============  ============   =========  ==========  ============



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES



NOTE A -- SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of Respironics, Inc. (the Company), its wholly owned domestic and foreign subsidiaries, and a foreign joint venture in which it holds a 51% equity investment. The joint venture partner's 49% equity interest is included in the Company's financial statements as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:
-------------------
Revenue is recognized from sales when a product is shipped.

Inventories:
-----------
Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:
-----------------------------
Property, plant and equipment is recorded on the basis of cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets. Amortization of assets under capital leases is included in depreciation expense.

Income Taxes:
------------
Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries (other than deemed dividends which are taxed currently) because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Foreign Currency Translation:
----------------------------
The Company follows Statement of Financial Accounting Standards No. 52 for the translation of the accounts of its foreign subsidiaries and its joint venture. Foreign currency assets and liabilities are translated into United States dollars at the rate of exchange existing at the statement date or historical rates depending upon the nature of the account. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are credited or charged directly to a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are credited or charged directly to income.

Stock Options:
-------------
Stock options are granted to certain employees and certain members of the Company's Board of Directors at fair market value on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders' equity at the date the options are exercised. There are no charges or credits to income with respect to these options. The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock based compensation.

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

Capitalized Software Development Costs:
---------------------------------------
Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives of the products that include such software. Total net capitalized software development costs were $2,522,000 and $2,676,000 at June 30, 1997 and 1996, respectively.

Advertising Costs:
------------------
Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 1997, 1996, and 1995 were $394,737, $429,250, and $430,913 respectively.

Goodwill:
---------
The cost in excess of the fair value of net assets of businesses acquired is amortized on the straight line method over periods from 12 to 20 years. Accumulated amortization was $1,830,000 and $197,000 at June 30, 1997 and 1996 respectively.

Recently Issued Accounting Standards:
-------------------------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 is expected to increase the Company's primary earnings per share (called "basic earnings per share" under the Statement) by less than 10% and is not expected to have a material impact on the Company's fully diluted earnings per share (called "diluted earnings per share" under the Statement).

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for the Company's fiscal year ended June 30, 1999 and relate to the disclosure of financial information not found in the basic financial statements. Statement No. 130 establishes standards for the reporting and display of "comprehensive income" and its
components, in addition to net income,  in financial statements.   Comprehensive
income is intended to include certain items that are not reflected in the statement of operations, such as foreign currency translation adjustments. Statement No. 131 changes the way public companies report segment information and establishes standards for related disclosures about products and services,
geographic areas, and major customers.     The Company is currently studying the
provisions of these Statements and has not adopted such provisions in the June 30, 1997 financial statements.

Use of Estimates:
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.


NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United
States and Hong Kong.   These investments are readily convertible to cash and
are stated at cost which approximates market.

NOTE C -- INVENTORIES

Inventories consisted of the following:

                                                    June 30

                                              1997         1996
                                           -----------  -----------

Raw materials                              $14,827,760  $11,047,978
Work-in-process                              2,291,043    2,075,329
Finished goods                              16,580,453    4,740,580
                                           -----------  -----------
                                           $33,699,256  $17,863,887
                                           ===========  ===========


NOTE D -- LONG TERM OBLIGATIONS

Long-term obligations consisted of:

                                                    June 30
                                               1997         1996
                                            ----------   -----------
1989 Economic Development
 Revenue Bonds, variable interest
 rate (effective rate of 5.28%,
 including letter of credit and
 remarketing fees, at June
 30, 1997), principal payable in
 annual installments of $200,000
 through 2004                                $1,600,000  $1,800,000

Industrial Development Authority
 Loan, payable in monthly install-
 ments of $13,777, including interest
 at 3%, through June 2005                     1,154,297   1,282,938

Redevelopment Authority Loan,
 payable in quarterly installments
 of $14,533, including interest at 5%,
 through June 2005                              409,934     446,420

Redevelopment Authority Loan,
 payable in monthly installments of
 $6,296, including interest at 2%,
 through July 2009                              805,448     864,253

Industrial Development Authority
 Loan, payable in monthly install-
 ments of $7,289, including interest
 at 2%, through March 2010                      996,190   1,064,883

Industrial Development Revenue Bond,
  payable in quarterly installments of
  $40,000 including interest at a floating
  rate (effective rate of 6.0% including
  letter of credit fees at June 30, 1997)
  through November 2009                       4,720,000         -0-

Commercial Bank credit agreement
   payable in one lump sum on February 2002
  including interest at a floating rate
  (6.19% at June 30, 1997)                    9,000,000         -0-

Other                                             2,275      80,282
                                            -----------  ----------

                                             18,688,144   5,538,776

Less current portion                            703,211     572,905
                                            -----------  ----------

                                            $17,984,933  $4,965,871
                                            ===========  ==========

The Economic Development Revenue Bonds, the Industrial Development Authority Loans, and the Redevelopment Authority Loans are secured by mortgages upon the
Company's manufacturing facility in Murrysville, Pennsylvania.   The Revenue
Bond is secured by a mortgage upon the Company's facility in Westminster, Colorado. Proceeds from the bonds and the loans were used to finance the construction and expansion of the facilities. The commercial bank credit agreement is unsecured. The Company is required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, and minimum tangible net worth. At June 30, 1997 the Company was in compliance with these covenants.

The Company also has $1,250,000 available under a line of credit facility with a commercial bank with a maximum interest rate equal to the bank's prime rate
until the expiration date of October 31, 1997.   Borrowings made on this line of
credit are unsecured. The Company is required to meet certain financial covenants under this line of credit relating to current ratio, the ratio of total liabilities to tangible net worth and a minimum tangible net worth. There were no outstanding borrowings under this credit facility.

Scheduled maturities of long-term obligations for the next five years are as follows:


                                 Maturities of
                                 Long-Term Debt
                                 --------------

            1998                 $   703,211
            1999                     669,516
            2000                     678,370
            2001                     687,500
            2002                   9,696,941
            Thereafter             6,252,606
                                 -----------

            Total                $18,688,144
                                 ===========

Interest paid was $457,510, $203,764, and $194,220 for the years ended June 30, 1997, 1996, and 1995, respectively.


NOTE E - OPERATING LEASES

The Company leases its corporate headquarters, customer satisfaction centers, and its offices, warehouses and manufacturing facilities in the Far East and in Europe.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 1997 are as follows:

Year ending June 30              Amount
-------------------              ------
1998                            $1,548,673
1999                             1,347,924
2000                               752,944
2001                               679,091
2002                               652,664

Total rent expense for the years ended June 30, 1997, 1996, and 1995 was $1,133,254, $360,842, and $214,593, respectively.



NOTE F -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND SHORT-TERM INVESTMENTS
-------------------------------

The carrying amount approximates fair value because of the short maturity of those investments.

LONG TERM OBLIGATIONS
---------------------

The fair values of long-term debt obligations are established from the market values of similar issues.

The carrying amounts and fair values of the Company's financial instruments are as follows:



                             June 30, 1997                June 30, 1996
                          Carrying                    Carrying
                           Amount     Fair Value       Amount     Fair Value
                        ------------  ----------    -----------   ----------

Cash and Short Term
 Investments            $15,706,657   $15,706,657   $65,255,699   $65,255,699
Long Term Obligations    17,984,933    17,984,933     4,965,871     4,965,871

NOTE G -- INCOME TAXES

                                       Year Ended June 30
                                1997          1996          1995
                             -----------   -----------   -----------
Income taxes consisted of:

  Current
     Federal                 $10,577,528   $ 8,280,388   $ 5,379,275
     Foreign                   1,485,216        96,316       197,943
     State                     1,771,183     1,699,154     1,459,538
                             -----------   -----------   -----------
                              13,833,927    10,075,858     7,036,756
  Deferred:
     Federal                    (385,087)     (216,330)     (165,132)
     State                        23,163       (40,528)      (13,687)
                             -----------   -----------   -----------
                                (361,924)     (256,858)     (178,819)
                             -----------   -----------   -----------
     TOTAL INCOME TAXES      $13,472,003   $ 9,819,000   $ 6,857,937
                             ===========   ===========   ===========

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:

                                            Year Ended June 30
                                            1997   1996   1995
                                            -----  -----  -----
Statutory federal income tax rate             35%    35%    35%
Increases (decreases):
     State taxes                               3      4      5
     Other items, net, none of which
      individually exceeds 5% of
      federal income taxes at statutory
      rates                                    2    -0-     (3)
                                            ----   ----   ----
       EFFECTIVE INCOME TAX RATE              40%    39%    37%
                                            ====   ====   ====

Deferred income tax assets consisted of the following:

                                                June 30
                                          1997          1996
                                       -----------   -----------

     Inventories                       $ 1,408,887   $   329,589
     Allowance for bad debts               833,910       402,575
     Depreciation                          942,924       609,810
     Accruals                            1,823,176     1,115,479
                                       -----------   -----------
     Total                             $ 5,008,897   $ 2,457,453
                                       ===========   ===========


Income before income taxes consisted of the following:

                                             Year ended June 30
                                  1997             1996             1995
                               -----------      -----------      -----------
     United States             $30,259,127      $23,793,338      $17,935,537
     Foreign                     3,528,700        1,364,270          599,427
                               -----------      -----------      -----------
     Total                     $33,787,827      $25,157,608      $18,534,964
                               ===========      ===========      ===========


Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $13,718,913 at June 30, 1997.

The Company's operation in the Peoples Republic of China is affected by an
income tax holiday.   Net income increased by $113,215 ($0.01 per share),
$433,895 ($0.02 per share), and $339,851 ($0.02 per share) for the years ended June 30, 1997,1996, and 1995 respectively, as a result of this income tax
holiday.    Under the terms of the income tax holiday,  the Company's operation in the Peoples Republic of China paid income tax of 7.5% for the years ended June 30, 1997, 1996 and 1995. The tax rate will then increase to 15% for years
thereafter.   The applicable statutory income tax rate in the Peoples Republic of China is approximately 33%.

Income taxes paid were $14,694,151, $8,740,435, and $4,335,733 for the years ended June 30, 1997, 1996, and 1995, respectively.



NOTE H -- STOCK OPTION AND PURCHASE PLANS

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

In November 1991, the Company's shareholders approved the adoption of the 1991
Non-Employee Directors' Stock Option Plan (the "Directors' Plan").   The
aggregate number of shares which may be issued and as to which grants of options may be made under the Directors' Plan is presently 300,000 under a November
1996 plan amendment approved by the

Company's shareholders. All options under the Directors' Plan are granted to members of the Company's Board of Directors who are not employees of the Company. Such options are granted at fair market value on the date of grant.

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


Pertinent  information regarding options under all Plans is as follows:

                                              Option Shares
                                              -------------
                                            Year Ended June 30
                                        1997        1996        1995
                                      ---------   ---------   ---------
Outstanding at beginning of period    1,516,431   1,621,401   1,921,926
Granted:
   Price range ($14.85 - $23.25)        165,250
   Price range ($13.38 - $22.75)                     90,425
   Price range ($11.25 - $16.25)                                 78,252

Exercised:
   Price range ($1.00 - $16.25)        (457,651)
   Price range ($1.00 - $16.25)                    (187,032)
   Price range ($1.00 - $10.07)                                (315,001)

Canceled                                 (1,000)     (8,363)    (63,776)
                                      ---------   ---------   ---------
Outstanding at end of period          1,223,030   1,516,431   1,621,401
                                      =========   =========   =========
Exercisable at end of period            871,408   1,232,224   1,256,387
                                      =========   =========   =========
Shares available for future grant       642,613     807,863     898,288
                                      =========   =========   =========

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $7.86 and $9.43, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             1997    1996
                                            ------  ------
          Expected volatility               39.75%  40.20%
          Expected dividend yield            none    none
          Risk-free interest rate            6.11%   7.49%
          Expected life of stock options        5       5


The Company applies APB Opinion No. 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings and related per share amounts would have been reduced to the pro forma amounts indicated below:



                                        1997         1996
                                     -----------  -----------

          Net earnings:
              As reported            $20,315,824  $15,338,608
              Pro forma               19,976,857   15,250,462
          Net earnings per share:
              As reported                   1.00         0.84
              Pro forma                     0.99         0.83

Pro forma net earnings reflect only options granted in 1997 and 1996.
Therefore, the full effect of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings and related per share amounts presented above because compensation cost is reflected over the vesting period of the options and compensation cost for options granted prior to July 1, 1995 is not considered.

In March 1997, the Company adopted, subject to shareholder approval, an Employee Stock Purchase Plan ("Plan") under which employees can purchase common stock of the Company through payroll deductions. The purchase price under the Plan is the lesser of 85% of the market value of the Company's common stock on either the first or last day of the Plan year. The maximum amount each employee can purchase is equal to 20% of annual compensation. There are no charges or credits to income in connection with the plan. Shares will be purchased with the funds set aside through payroll deductions at the end of each Plan year.

In June 1996, the Company adopted a shareholders' rights plan under which existing and future shareholders received a right for each share outstanding entitling such shareholders to purchase shares of the Company's common stock at a specified exercise price. The right to purchase such shares is not currently exercisable, but would become exercisable in the future if certain events occurred relating to a person or group (the "acquiror") acquiring or attempting to acquire 20% or more of the Company's outstanding shares of common stock. In the event the rights become exercisable, each right would entitle the holder (other than the acquiror) to purchase shares of the Company's common stock having a value equal to two times the specified exercise price.

NOTE I -- FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR
            CUSTOMERS

                                              Year Ended June 30
                                   1997            1996          1995
                               ------------    ------------   -----------
NET SALES
 United States:
   Unaffiliated customers      $155,006,977    $121,356,370   $97,730,086
   Interarea transfers           16,030,250         551,002       750,744
                               ------------    ------------   -----------
                                171,037,227     121,907,372    98,480,830
 Europe:
   Unaffiliated customers        14,348,947             -0-           -0-

 Far East:
   Unaffiliated customers         9,203,812       4,410,018     1,720,248
   Interarea transfers            4,883,257       7,433,684     8,430,823
                               ------------    ------------   -----------
                                 14,087,069      11,843,702    10,151,071

 Eliminations--transfers        (20,913,507)     (7,984,686)   (9,181,567)
                               ------------    ------------   -----------

 NET SALES                     $178,559,736    $125,766,388   $99,450,333
                               ============    ============   ===========

OPERATING PROFIT
 United States                 $ 35,143,364    $ 28,536,740   $22,239,437
 Europe                           2,138,534             -0-           -0-
 Far East                         3,453,349       1,543,241       877,325
                               ------------    ------------   -----------

OPERATING PROFIT                 40,735,247      30,079,981    23,116,762

Corporate expense                 6,331,473       4,722,447     4,388,248
Interest expense                    615,947         199,926       193,550
                               ------------    ------------   -----------

INCOME BEFORE INCOME
      TAXES                    $ 33,787,827    $ 25,157,608   $18,534,964
                               ============    ============   ===========

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

Additional information regarding assets and liabilities by geographic area follows:

                                          June 30
                                     1997          1996
                                 ------------  ------------

IDENTIFIABLE ASSETS
  United States                  $143,919,695  $ 68,133,435
  Europe                           10,019,490           -0-
  Far East                          9,652,898     8,416,965
                                 ------------  ------------
                                  163,592,083    76,550,400

  Corporate assets (primarily
  cash and short-term
  investments)                     20,639,843    67,396,234
                                 ------------  ------------

  TOTAL ASSETS                   $184,231,926  $143,946,634
                                 ============  ============


TOTAL ASSETS
 United States                   $157,346,230  $129,744,562
 Europe                            10,897,618           -0-
 Far East                          15,988,078    14,202,072
                                 ------------  ------------

                                 $184,231,926  $143,946,634
                                 ============  ============

TOTAL LIABILITIES
 United States                   $ 34,037,189  $ 19,375,782
 Europe                             6,036,274           -0-
 Far East                           2,580,747     3,026,017
                                 ------------  ------------

                                 $ 42,654,210  $ 22,401,799
                                 ============  ============

The Company develops, manufactures and markets medical devices for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to distributors in the health care industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. Sales to one customer of the United States segment accounting for 10% or more of net sales were $17,890,859 and $20,495,000 for the years ended June 30, 1997 and 1996 and
$10,955,000 to a company that was a predecessor of this customer for the year ended June 30, 1995.


NOTE J -- RETIREMENT PLAN

The Company has a Retirement Savings Plan which is available to all United States employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100 % rate and may make discretionary contributions. The Company contributed $520,000, $433,000, and $420,000 to the plan for the years ended June 30, 1997, 1996, and 1995, respectively.

The Company's current benefit program does not provide postretirement benefits to employees.

NOTE K-- ACQUISITIONS

On February 26, 1997, the Company acquired the capital stock of Stimotron Medizinische Gerate GmbH ("Stimotron"). Stimotron is based in Wendelstein, Germany and is the exclusive distributor for the Company's products in that country. The initial consideration paid was $9,000,000 in cash, with the terms of the transaction providing for additional consideration of up to $5,000,000 in cash over the next four years based upon the achievement of certain financial
results in Germany.   Financing for the initial consideration was obtained from
a commercial bank and a commitment for financing for the additional consideration has been obtained from the same commercial bank. The acquisition was treated as a purchase for financial reporting purposes, and accordingly the Company's results of operations include the results of operations of Stimotron since the acquisition date. Goodwill generated by the acquisition will be amortized over 20 years on a straight line basis.

On October 21, 1996, the Company acquired the capital stock of LIFECARE International, Inc. a developer, manufacturer and marketer of respiratory therapy products, with its primary focus on portable home ventilation therapy, based in Westminster, Colorado (LIFECARE International, Inc. has since been
renamed Respironics Colorado, Inc.).   Consideration paid was $50,000,000 in
cash.    Financing for the acquisition came primarily from the proceeds of a
public offering completed by the Company in April 1996.   The acquisition was
treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics
Colorado, Inc. since the acquisition date.   Goodwill generated by the
acquisition will be amortized over 20 years on a straight line basis.

The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future.

                                        Years ended June 30
                                        1997           1996
                                    ------------   ------------

   Pro Forma Sales                  $198,900,129   $170,382,998

   Pro Forma Net Income             $ 21,346,582   $ 14,529,455

   Pro Forma Net Income per Share   $       1.05   $       0.79


On April 6, 1995, the Company acquired Vitalog Monitoring, Inc., a California company that designs, manufactures and markets sleep monitoring and diagnostic equipment. Consideration paid was $745,000 in cash and 85,094 shares of the Company's common stock valued at $1,276,000. The acquisition was treated as a purchase for financial reporting purposes, and accordingly the Company's results of operations include the results of operations of Vitalog since the acquisition
date.   Goodwill generated by the acquisition will be amortized over 12 years on
a straight line basis.   Vitalog's operations were not material in relation to
the Company's consolidated financial statements and pro forma information has therefore not been presented.

NOTE L -- CONTINGENCY

The Company is a party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's sale in the United States of certain products infringes a total of four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid and that the Company does not infringe upon the patents. In June 1997, the Court granted the Company's motion for summary judgment that the Company does not infringe one of the competitor's patents. In addition, the January 1995 and June 1996 actions have been consolidated, and discovery is
currently underway.   The Company believes that none of its products infringe
any of the patents in question in the event that any one or more of such patents should be held to be valid and it intends to vigorously defend this position.

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 1997 and 1996:

                                               1997
                                               ----
                                        Three Months Ended
                        September 30  December 31     March 31     June 30
                        ------------  -----------   -----------  -----------
Net Sales               $34,112,412   $43,001,308   $47,814,403  $53,631,613

Gross Profit             19,069,164    23,459,486    26,528,564   29,948,491

Net Income                4,453,476     4,868,757     5,094,290    5,899,301

Earnings Per Share             0.22          0.24          0.25         0.29

                                               1996
                                               ----
                                        Three Months Ended
                        September 30  December 31     March 31     June 30
                        ------------  -----------   -----------  -----------
Net Sales               $26,674,675   $30,241,119   $32,651,155  $36,199,439

Gross Profit             15,160,165    16,860,310    18,174,637   20,322,303

Net Income                3,219,272     3,508,968     3,799,113    4,811,256

Earnings Per Share             0.18          0.20          0.21         0.24


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                    PART III

Items 10 through 13.
--------------------

          In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 1997 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 19, 1997, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

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

(a) (1)   Financial Statements:
          ---------------------

          The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated September 10, 1997, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.


(a) (2) Financial Statement Schedules:
        ------------------------------
                                                       Page
                                                       ----
          Financial Statement Schedules:

          Valuation and Qualifying Accounts..........   47

(a) (3)   Exhibits:..................................   48
          --------

                         FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

COL. A                            COL. B                 COL. C                          COL. D           COL. E

                               Balance at               ADDITIONS                                        Balance at
                              Beginning of  Charged to Costs    Charged to Other                            End of
DESCRIPTION                      Period       and Expenses     Accounts-Describe    Deductions-Describe    Period
----------------------------- -----------   ----------------   -----------------    -------------------  ----------
Year ended June 30, 1997:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                   $1,200,000       $250,000           $2,016,000(a)             $ 0           $3,466,000
                              ==========       ========           ==========               ====          ============
Year ended June 30, 1996:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                   $  700,000       $500,000           $        0                $ 0            $1,200,000
                              ==========       ========           ==========               ====           ===========
Year ended June 30, 1995:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                   $  525,000       $175,000           $        0                $ 0            $  700,000
                              ==========       ========           ==========               ====          ============

(a) Allowances for doubtful accounts from acquired companies and reclassifications from other reserves

EXHIBITS

Exhibit No.            Description and Method of Filing
-----------            --------------------------------

3.1           Restated Certificate of Incorporation of the Company, Filed as
              Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3 By-Laws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

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

4.6 Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

10.1 Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

10.2          Agreements between the Company and Gerald E. McGinnis, filed as
              Exhibit 10.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

10.3 Letter Agreements between the Company and Vital Signs, Inc., filed as Exhibit 10.11 to Form S-1, Registration No. 33-20899.

10.4          Incentive Bonus Plan dated January 26, 1985, filed as Exhibit
              10.16 to Form S-1, Registration No. 33-20899.


10.5 Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.6 Supply Agreement with Vital Signs, Inc. effective July 1, 1993 and expiring June 30, 2001, filed as Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ending June 30, 1993.

10.7 Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.8 Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

10.9 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.10 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.11 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1991.

10.12 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1992.

10.13 Agreement for Purchase and Sale of Stock dated as of August 21, 1996 among Respironics, Inc., LIFECARE International, Inc. and LIFECARE stockholders, filed as Exhibit 10.25 Annual Report on Form 10-K for fiscal year ended June 30, 1996.

10.14 Credit Agreement between Respironics, Inc. and PNC Bank, National Association dated February 19, 1997, filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.15 Employment Agreement dated December 30, 1996 between the Company and Steven P. Fulton, filed as Exhibit 10.15 to this Annual Report.

10.16 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to this Annual Report.

11.1 Statement re: Earnings per share, filed as Exhibit 11.1 to this Annual Report.

21.1          List of Subsidiaries, filed as Exhibit 21.1 to this Annual Report.

23.1          Consent of Ernst & Young, filed as Exhibit 23.1 to this Annual
              Report.

(b)  Reports on Form 8-K:
     --------------------

     One Form 8-K was filed resulting from events that occurred during the fourth quarter of fiscal year 1997. On May 19, 1997, the Company filed a Form 8-K announcing the appointment of Raymond W. Dyer to the new position of Vice President - Marketing and the promotion of Robert W. Crouch to the new position of Senior Vice President - Sales and Marketing.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RESPIRONICS, INC.

                                            /s/  Dennis S. Meteny
                                           _______________________________
                                    By:    Dennis S. Meteny, President and
                                           Chief Executive Officer

Date:  September 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 26, 1997:

         /s/  Dennis S. Meteny                    /s/ James H. Hardie
 -------------------------------------   -------------------------------------
            Dennis S. Meteny                        James H. Hardie
             (President and                            (Director)
        Chief Executive Officer
             and Director)
     (Principal Executive Officer)

         /s/ Daniel J. Bevevino
 -------------------------------------   -------------------------------------
           Daniel J. Bevevino                       Donald H. Jones
  (Vice President and Chief Financial                  (Director)
               Officer)
     (Principal Accounting Officer)

        /s/  Gerald E. McGinnis
 -------------------------------------   -------------------------------------
           Gerald E. McGinnis                      Candace A. Littell
            (Chairman of the                           (Director)
          Board of Directors)


          /s/ Daniel P. Barry
 -------------------------------------   -------------------------------------
            Daniel P. Barry                         Joseph C. Lawyer
               (Director)                              (Director)


         /s/ Douglas A. Cotter
 -------------------------------------   -------------------------------------
           Douglas A. Cotter                    George J. Magovern, M.D.
               (Director)                              (Director)

                                 EXHIBITS INDEX

Exhibit No.            Description and Method of Filing
-----------            --------------------------------
3.1           Restated Certificate of Incorporation of the Company, Filed as
              Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3 By-Laws of the Company, filed as Exhibit 3.4 to Amendment 3.1 No. 2 to Form S-1, Registration No. 33-20899.

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

4.6 Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

10.1 Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

10.2          Agreements between the Company and Gerald E. McGinnis, filed as
              Exhibit 10.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

10.3 Letter Agreements between the Company and Vital Signs, Inc., filed as Exhibit 10.11 to Form S-1, Registration No. 33-20899.

10.4          Incentive Bonus Plan dated January 26, 1985, filed as Exhibit
              10.16 to Form S-1, Registration No. 33-20899.

10.5 Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.6 Supply Agreement with Vital Signs, Inc. effective July 1, 1993 and expiring June 30, 2001, filed as Exhibit 10.12 to Annual Report on Form 10-K for fiscal year ending June 30, 1993.

10.7 Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.8 Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

10.9 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.10 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.11 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1991.

10.12 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1992.

10.13 Agreement for Purchase and Sale of Stock dated as of August 21, 1996 among Respironics, Inc., LIFECARE International, Inc. and LIFECARE stockholders, filed as Exhibit 10.25 to Annual Report on Form 10-K for fiscal year ended June 30, 1996.

10.14 Credit Agreement between Respironics, Inc. and PNC Bank, National Association dated February 19, 1997, filed as Exhibit 10.26 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.15         Employment Agreement dated December 30, 1996 between the Company
              and Steven P. Fulton, filed herewith at page      .
                                                           -----
10.16         Employment Agreement dated October 21, 1996 between the Company
              and Geoffrey C. Waters, filed herewith at page      .
                                                             -----

11.1          Statement re: Earnings per share, filed herewith at page      .
                                                                       -----

21.1          List of Subsidiaries filed herewith at page      .
                                                          -----

23.1          Consent of Ernst & Young, filed herewith at page      .
                                                               -----