Form 10-Q
period 1997-09-30
RESPIRONICS INC
filed 1997-11-14
CIK 780434

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  [X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,1997
                                                           -----------------
       or

  [_]  Transition Report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from         to
                                                           --------
       ---------


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

As of October 31, 1997, there were 19,796,216 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- September 30, 1997 and June 30, 1997.

         Consolidated statements of operations -- Three months ended September 30, 1997 and 1996.

         Consolidated statements of cash flows-- Three months ended September 30, 1997 and 1996.

         Notes to consolidated financial statements -- September 30, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                   September 30      June 30
                                       1997            1997
                                   ------------   ------------
ASSETS
CURRENT ASSETS
 Cash and short-term investments   $ 20,347,212   $ 15,706,657
 Trade accounts receivable, less
  allowance for doubtful accounts
  of $3,966,000 and $3,466,000       38,948,602     37,138,383
 Inventories                         31,776,539     33,699,256
 Prepaid expenses and other           3,562,976      3,549,850
 Deferred income tax benefits         5,008,897      5,008,897
                                   ------------   ------------
          TOTAL CURRENT ASSETS       99,644,226     95,103,043

PROPERTY, PLANT AND EQUIPMENT
 Land                                 3,328,170      3,327,775
 Building                            13,099,528     12,936,177
 Machinery and equipment             22,473,598     19,853,845
 Furniture and office equipment      19,770,530     17,059,117
 Leasehold improvements               1,237,955      1,236,327
                                   ------------   ------------
                                     59,909,781     54,413,241
 Less allowances for depreciation
  and amortization                   26,378,049     23,705,759
                                   ------------   ------------
                                     33,531,732     30,707,482

 Funds held in trust for
  construction of new facility        1,776,761      1,754,452

OTHER ASSETS                          3,741,260      3,837,491


COST IN EXCESS OF NET ASSETS OF
 BUSINESS ACQUIRED                   52,618,925     52,829,458
                                   ------------   ------------

                                   $191,312,904   $184,231,926
                                   ============   ============

See notes to consolidated financial statements.

                                               September 30     June 30
                                                   1997           1997
                                               ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                $ 6,670,090    $ 6,425,853
Accrued compensation and related expenses         4,463,496      5,626,830
Accrued expenses                                  6,440,161      6,898,486
Income taxes                                      7,358,869      4,410,825
Current portion of long-term obligations            663,156        703,211
                                               ------------   ------------
  TOTAL CURRENT LIABILITIES                      25,595,772     24,065,205

LONG-TERM OBLIGATIONS                            17,869,474     17,984,933

MINORITY INTEREST                                   604,072        604,072

COMMITMENTS

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value; authorized
  100,000,000 shares; issued and outstanding
  19,782,090 shares at September 30, 1997 and
  19,763,057 shares at June 30, 1997                197,821        197,631
Additional capital                               68,613,096     68,351,143
Cumulative effect of foreign currency
  translations                                    (998,150)      (689,813)
Retained earnings                                80,102,367     74,601,203
Treasury stock                                    (671,548)      (882,448)
                                               ------------   ------------
  TOTAL SHAREHOLDERS' EQUITY                    147,243,586    141,577,716
                                               ------------   ------------

                                               $191,312,904   $184,231,926
                                               ============   ============



See notes to consolidated financial statements.
                                                                          4.2

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                            Three months ended
                                                September 30
                                               1997       1996
                                          -----------------------
Net sales                                  $51,917,509   $34,112,412
Cost of goods sold                          23,516,840    15,043,248
                                           -----------   -----------
                                            28,400,669    19,069,164

General and administrative expenses          6,517,743     4,622,102
Sales, marketing and commission expense      9,871,269     5,573,688
Research and development expense             2,934,648     2,492,293
Interest expense                               242,724        47,480
Other income                                  (334,323)     (967,180)
                                           -----------   -----------
                                            19,232,061    11,768,383
                                           -----------   -----------

            INCOME BEFORE INCOME TAXES       9,168,608     7,300,781

Income taxes                                 3,667,443     2,847,305
                                           -----------   -----------

                           NET INCOME      $ 5,501,165   $ 4,453,476
                                           ===========   ===========

Earnings per share                         $      0.27   $      0.22
                                           ===========   ===========

Weighted Average Number of Shares
Used in Computing Earnings Per Share        20,485,272    20,208,009



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                Three months ended
                                                                    September 30
                                                            1997                   1996
                                                     ---------------------------------------
OPERATING ACTIVITIES
 Net income                                          $     5,501,164          $   4,453,476
 Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                      3,382,823                964,778
        Provision for losses on accounts receivable             -0-                  50,000
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts
            receivable                                    (2,310,319)             2,229,142
           Decrease (increase) in inventories and
               prepaid expenses                            1,909,691             (2,242,649)
           Decrease in other assets                           96,231                114,187
          (Decrease) increase in accounts payable            (64,100)               741,942
           Decrease in accrued compensation
               and related expenses                       (1,163,334)              (544,526)
           Decrease in accrued expenses                     (458,325)              (146,172)
           Increase in accrued income taxes                2,948,044              1,556,156
                                                        ------------           ------------
                NET CASH PROVIDED BY
                   OPERATING ACTIVITIES                    9,841,875              7,176,334

INVESTING ACTIVITIES
  Purchase of property, plant and equipment               (5,496,540)            (1,117,894)
  Increase in funds held in trust for construction
       of new facility                                       (22,309)                (8,457)
                                                        ------------           ------------

                NET CASH  USED BY
                   INVESTING ACTIVITIES                   (5,518,849)            (1,126,351)

FINANCING ACTIVITIES
  Reduction in long-term obligations                        (155,514)               (97,679)
  Issuance of common stock                                   262,143                 45,576
  Utilization of treasury stock                              210,900                   -0-
  Decrease in minority interest                                 -0-                (245,987)
                                                        ------------           ------------

                NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES                     317,529               (298,090)
                                                       ------------           ------------

            INCREASE IN CASH AND
                 SHORT-TERM INVESTMENTS                    4,640,555              5,751,893

Cash and short-term investments at beginning of period    15,706,657             65,255,699
                                                        ------------           ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD       $  20,347,212          $  71,007,592
                                                        ============           ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                                       September 30           June 30
                                           1997                 1997
                                     --------------       --------------
            Raw materials            $   12,152,812       $   14,827,760
            Work-in-process               2,688,027            2,291,043
            Finished goods               16,935,700           16,580,453
                                     --------------       --------------

                                     $   31,776,539       $   33,699,256
                                     ==============       ==============

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is a party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's sale in the United States of certain products infringes a total of four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. In June 1997, the Court granted the Company's motion for summary judgement that the Company does not infringe one of the competitor's patents. In addition, the January 1995 and June 1996 actions have been consolidated, and discovery is currently underway. The Company believes that none of its products infringe any of the patents in question in the event that any one or more of such patents should be held to be valid, and it intends to vigorously defend this position.


NOTE D -- ACQUISITIONS

As previously disclosed, the Company acquired LIFECARE International, Inc. (since renamed Respironics Colorado, Inc.) on October 21, 1996 and Stimotron Medizinische Gerate GmbH on February 26, 1997. Both transactions were treated as purchases for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. and Stimotron since their acquisition dates. The results of operations of both entities are therefore included in the Company's results of operations for the three months ended September 30, 1997 but are not included in the Company's results of operations for the three months ended September 30, 1996.

The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions had occurred at the beginning of the period indicated and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.


                                           Three months ended
                                           September 30, 1996
                                           ------------------
     Pro Forma Sales                           $46,726,383

     Pro Forma Net Income                      $ 4,610,534

     Pro Forma Net Income per Share            $      0.23



NOTE E -- SUBSEQUENT EVENT

On November 11, 1997, the Company announced that it had entered into a definitive agreement to merge with Healthdyne Technologies, Inc. ("Healthdyne"). Under the terms of the agreement, the Company will issue a number of shares of its common stock determined by multiplying $24.00 by the number of outstanding shares of Healthdyne (resulting in a transaction value of approximately $336,000,000) and dividing by the Company's then current share price within a collar of $26.03 to $31.03. The transaction is expected to be accounted for as a pooling of interests and is subject to approval by the shareholders of both companies, regulatory approval, and customary closing conditions. Healthdyne is a publicly held company headquartered in Marietta, Georgia and is a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home, hospital, and alternate clinical settings. Its sales for the twelve months ending September 30, 1997 were $146,000,000. The Company expects to incur one time charges and related adjustments of between $25,000,000 and $30,000,000 in connection with the transaction, representing transaction costs and other one time charges. The transaction is expected to close in the first quarter of calendar year 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors, which were discussed in detail in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, include the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, intellectual property and related litigation, FDA and other government regulation, and third party reimbursement.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1997 were $51,918,000 representing a 52% increase over the $34,112,000 recorded for the quarter ended September 30, 1996. Sales for the current quarter included approximately $9,411,000, generated by Respironics Colorado, Inc. which was acquired by the Company on October 21, 1996 (prior to its acquisition by the Company, Respironics Colorado, Inc. was named LIFECARE International, Inc.). Sales for the current quarter also include $4,418,000, generated by Stimotron Medizinische Gerate GmbH
("Stimotron") which was acquired on February 26, 1997.   Both acquisitions were
treated as purchases for financial accounting purposes, and accordingly the Company's results of operations for the quarter ended September 30, 1997 include the results of operations of Respironics Colorado, Inc. and Stimotron, while results of operations for the quarter ended September 30, 1996 do not.
Excluding the impact of these acquisitions, sales grew by 18% in the quarter to quarter comparison. This increase was attributable primarily to increases in unit and dollar sales for the Company's ventilation, face mask, and obstructive sleep apnea therapy products.

The Company's gross profit was 55% of net sales for the quarter ended September
30, 1997 as compared to 56% for the quarter ended September 30, 1996 .    This
decrease in gross margin percentage was primarily caused by reduced average selling prices for certain of the Company's products. These reductions in average selling price, which had been expected, resulted from increasing competition in the Company's primary product lines, particularly in OSA, relative to the Company's large, national customers who received lower prices. In addition, during the current quarter, manufacturing support costs increased at a rate slightly higher than the overall rate of sales growth.

General and administrative expenses were $6,518,000 (13% of net sales) for the quarter ended September 30, 1997 as compared to $4,622,000 (14% of net sales) for the quarter ended September 30, 1996. The increase in absolute dollars was due primarily to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron. In addition, amortization of the goodwill generated by the acquisitions of these companies is included in general and administrative expenses for the quarter ended September 30, 1997.

Sales, marketing and commission expenses were $9,871,000 (19% of net sales) for the quarter ended September 30, 1997 as compared to $5,574,000 (16% of net sales) for the quarter ended September 30, 1996. The increase in these expenses was due primarily to the addition of expenses incurred by Respironics Colorado, Inc. and Stimotron for the quarter ended September 30, 1997. Respironics Colorado, Inc. has a network of 19 fully staffed customer satisfaction centers throughout the United States, a portion of the costs of which are included in sales, marketing and commissions. In addition, because Stimotron serves as the Company's exclusive distributor in Germany, most of its operating expenses are included in sales, marketing, and commissions.

Research and development expenses were $2,935,000 (6% of net sales) for the quarter ended September 30, 1997 as compared to $2,492,000 (7% of net sales) for the quarter ended September 30, 1996. This increase in absolute dollars reflects the new product development efforts conducted during the quarter to support product introductions in the Company's major product groups, including the next generation of products in the Great Performers family and the BiPAP Harmony Home Ventilatory Support System. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained.

The Company's effective income tax rate was 40% for the quarter ended September 30, 1997 as compared to 39% for the quarter ended September 30, 1996. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States and European operations versus taxable income attributable to its Far East operations because the United States and European operations pay income taxes at a higher rate (approximately 41% before available income tax credits) than do the Far East operations. For the quarterly comparison, the proportion of taxable income attributable to the United States and European operations increased, due in part to taxable income generated by the Company's new subsidiaries, Respironics Colorado, Inc. and Stimotron. In addition, the amortization of the goodwill generated by the acquisitions is not a tax deductible expense, and therefore also contributed to the increased effective income tax rate.

As a result of the factors described above, the Company's net income was $5,501,000 (11% of net sales) or $0.27 per share for the quarter ended September 30, 1997 as compared to $4,453,000 (13% of net sales) or $0.22 per share for the quarter ended September 30, 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $74,048,000 at September 30, 1997 and
$71,038,000 at June 30, 1997.   Net cash provided by operating activities was
$9,842,000 for the quarter ended September 30, 1997 as compared to  $7,176,000
for the quarter ended September 30, 1996.    The increase in net cash provided
by operating activities for the current quarter was due primarily to higher earnings, a decrease in inventory, and an increase in accrued income taxes.

Net cash used by investing activities was $5,519,000 for the quarter ended September 30, 1997 as compared to $1,126,000 for the quarter ended September 30, 1996. The majority of the cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in the current and prior quarter was provided by positive cash flows from operating activities.

In October 1996, the Company announced that its status with Apria Healthcare ("Apria") had changed from "primary supplier" to sole "secondary supplier" effective in November 1996. This change adversely affected sales levels for the three month period ended September 30, 1997. Subsequent to the Company's change in status, it has focused on demonstrating to Apria superior effort and added value service surrounding its product offerings. In spite of these efforts, sales to Apria during the current quarter decreased from prior year's levels. While the Company cannot predict with certainty what actions Apria will ultimately take relative to future supplier selection (especially in light of Apria's announced intentions to review restructuring alternatives, including a possible merger or sale), the Company has been requested to submit a proposal to
Apria for a one year supply agreement covering calendar year 1998.   The Company
plans to submit its proposal with the goal of maximizing its share of Apria's business, but there can be no assurance as to the outcome of the proposal process.

On November 11, 1997, the Company announced that it had entered into a definitive agreement to merge with Healthdyne Technologies, Inc. ("Healthdyne"). Under the terms of the agreement, the Company will issue a number of shares of its common stock determined by multiplying $24.00 by the number of outstanding shares of Healthdyne (resulting in a transaction value of approximately $336,000,000) and dividing by the Company's then current share price within a collar of $26.03 to $31.03. The transaction is expected to be accounted for as a pooling of interests and is subject to approval by the shareholders of both companies, regulatory approval, and customary closing conditions. Healthdyne is a publicly held company headquartered in Marietta, Georgia and is a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home, hospital, and alternate clinical settings. Its sales for the twelve months ending September 30, 1997 were $146,000,000. The Company expects to incur one time charges and related adjustments of between $25,000,000 and $30,000,000 in connection with the transaction, representing transaction costs and other one time charges. The cash portion of these charges is expected to be approximately $16,000,00. The transaction is expected to close in the first quarter of calendar year 1998.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, commercial bank financing committed for the additional consideration that may be due for the Stimotron acquisition, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1998 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt ). The Company has not yet determined whether financing will be required for the cash portion of the one time charges described above, but expects to be able to obtain such financing if necessary.

PART 2  OTHER INFORMATION


Item 1:  Legal Proceedings
-------  -----------------

On November 13, 1997, the Company announced that a federal judge had granted the Company's motion for preliminary injunction in its previously disclosed patent infringement suit filed in the United States District Court for the Western
District of Pennsylvania against AirSep Corporation of Buffalo, New York.   The
decision prevents AirSep from manufacturing, distributing and offering for sale AirSep's Remedy device or any other device using Respironics' patented bi-level airway pressure technology, including bi-level devices for the treatment of obstructive sleep apnea. AirSep can appeal the judge's decision.


Item 2:  Change in Securities
-------  --------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable
(d)  Not applicable

Item 5:  Other Information
-------  -----------------

See Management's Discussion and Analysis above concerning the Company's proposed merger with Healthdyne which was announced on November 11, 1997. Also see
Exhibit 10.17 filed herewith which contains the terms and conditions of the merger.


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

Exhibit 10.17 - Agreement and Plan of Reorganization By and Among Respironics, Inc., RIGA, Inc., and Healthdyne Technologies, Inc. Dated as of November 10, 1997.

(b)  Reports on Form 8-K

A Form 8-K was filed on September 4, 1997 to report that Dr. Bruce D. Ward, Vice President New Product Development Process, and Eugene A. Rindels, Chief Information Officer joined the Company on September 2, 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RESPIRONICS, INC.

     Date:    November 14, 1997             /s/ Daniel J. Bevevino
           -----------------------          ---------------------------------
                                            Daniel J. Bevevino
                                            Vice President, and Chief
                                            Financial and Principal Accounting
                                            Officer

                                            Signing on behalf of the registrant
                                            and as Chief Financial and
                                            Accounting Officer