Form 10-Q
period 1997-12-31
RESPIRONICS INC
filed 1998-02-17
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the quarterly period ended December 31,1997   or
                                                    ----------------

     Transition Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the transition period from           to
                                                    ---------    ---------
Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                25-1304989
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


1501 Ardmore Blvd.
Pittsburgh, Pennsylvania                      15221
(Address of principal executive offices)      (Zip Code)

(Registrant's Telephone Number, including area code)  412-731-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X   No    .
                                ---     ---

As of January 31, 1998, there were 19,882,794 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- December 31, 1997 and June 30, 1997.

         Consolidated statements of operations -- Three months ended December 31, 1997 and 1996 and six months ended December 31, 1997 and 1996.

         Consolidated statements of cash flows-- Six months ended December 31, 1997 and 1996.

         Notes to consolidated financial statements -- December 31, 1997.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                     December 31      June 30
                                                        1997            1997
                                                     ---------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                    $ 15,269,625   $ 15,706,657
  Trade accounts receivable, less allowance for
   doubtful accounts of $3,966,000 and $3,466,000      43,345,130     37,138,383
  Inventories                                          32,879,734     33,699,256
  Prepaid expenses and other                            4,363,755      3,549,850
  Deferred income tax benefits                          5,008,897      5,008,897
                                                     ------------   ------------
    TOTAL CURRENT ASSETS                              100,867,141     95,103,043

PROPERTY, PLANT AND EQUIPMENT
  Land                                                  3,327,812      3,327,775
  Building                                             13,426,817     12,936,177
  Machinery and equipment                              24,286,040     19,853,845
  Furniture and office equipment                       22,111,979     17,059,117
  Leasehold improvements                                1,236,482      1,236,327
                                                     ------------   ------------
                                                       64,389,130     54,413,241
  Less allowances for depreciation
   and amortization                                    28,392,990     23,705,759
                                                     ------------   ------------
                                                       35,996,140     30,707,482

  Funds held in trust for construction
   of new facility                                        862,000      1,754,452

OTHER ASSETS                                            3,902,374      3,837,491

COST IN EXCESS OF NET ASSETS OF
 BUSINESS ACQUIRED                                     51,906,867     52,829,458
                                                     ------------   ------------

                                                     $193,534,522   $184,231,926
                                                     ============   ============

See notes to consolidated financial statements.

                                                     December 31     June 30
                                                        1997           1997
                                                     --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $  5,760,124  $  6,425,853
  Accrued compensation and related expenses             4,288,868     5,626,830
  Accrued expenses                                      8,021,903     6,898,486
  Income taxes                                          3,612,945     4,410,825
  Current portion of long-term obligations                665,292       703,211
                                                     ------------  ------------
    TOTAL CURRENT LIABILITIES                          22,349,132    24,065,205

LONG-TERM OBLIGATIONS                                  17,543,113    17,984,933

MINORITY INTEREST                                         589,086       604,072

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
   100,000,000 shares; issued and outstanding
   19,808,667 shares at December 31, 1997 and
   19,763,057 shares at June 30, 1997                     198,087       197,631
  Additional capital                                   68,795,428    68,351,143
  Cumulative effect of foreign currency translations   (1,295,170)     (689,813)
  Retained earnings                                    86,048,410    74,601,203
  Treasury stock                                         (693,564)     (882,448)
                                                     ------------  ------------
    TOTAL SHAREHOLDERS' EQUITY                        153,053,191   141,577,716
                                                     ------------  ------------

                                                     $193,534,522  $184,231,926
                                                     ============  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                   Three months ended          Six months ended
                                                      December 31                December 31
                                                    1997        1996          1997         1996
                                                ------------------------  -------------------------
Net sales                                       $53,451,825  $43,001,308  $105,369,334  $77,113,720
Cost of goods sold                               24,135,769   19,541,822    47,652,609   34,585,070
                                                -----------  -----------  ------------  -----------
                                                 29,316,056   23,459,486    57,716,725   42,528,650

General and administrative expenses               5,963,064    4,555,079    12,480,807    9,177,181
Sales, marketing and commission expense          11,004,073    8,384,341    20,875,342   13,958,029
Research and development expense                  2,573,791    2,651,574     5,508,439    5,143,866
Interest expense                                    218,103      150,135       460,827      197,615
Other income                                       (353,045)    (517,917)     (687,368)  (1,485,095)
                                                -----------  -----------  ------------  -----------
                                                 19,405,986   15,223,212    38,638,047   26,991,596
                                                -----------  -----------  ------------  -----------

    INCOME BEFORE INCOME TAXES                    9,910,070    8,236,274    19,078,678   15,537,054

Income taxes                                      3,964,028    3,367,518     7,631,471    6,214,822
                                                -----------  -----------  ------------  -----------

        NET INCOME                              $ 5,946,042  $ 4,868,756  $ 11,447,207  $ 9,322,232
                                                ===========  ===========  ============  ===========

Basic earnings per share                        $      0.30  $      0.25  $       0.58  $      0.48
                                                ===========  ===========  ============  ===========

Basic Shares Outstanding                         19,798,143   19,620,932    19,785,515   19,464,816
                                                ===========  ===========  ============  ===========

Diluted earnings per share                      $      0.29  $      0.24  $       0.56  $      0.46
                                                ===========  ===========  ============  ===========

Diluted Shares Outstanding                       20,481,705   20,230,672    20,463,260   20,196,647
                                                ===========  ===========  ============  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                   Six months ended
                                                                     December 31
                                                                  1997          1996
                                                               -------------------------
OPERATING ACTIVITIES
  Net income                                                   $11,447,207  $  9,322,232
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                6,109,822     3,128,880
    Provision for losses on accounts receivable                        -0-       150,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                           (6,706,747)     (137,628)
      Decrease (increase) in inventories and prepaid
       expenses                                                      5,617    (4,090,193)
      (Increase) decrease in other assets                          (64,883)      156,741
      (Decrease) increase in accounts payable                   (1,271,086)      951,915
      Decrease in accrued compensation
       and related expenses                                     (1,337,962)   (1,530,883)
      Increase in accrued expenses                               1,123,417        79,976
      Decrease in accrued income taxes                            (797,880)   (1,370,767)
                                                               -----------  ------------

        NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                    8,507,505     6,660,273

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                     (9,975,889)   (2,295,357)
  (Decrease) increase in funds held in trust for construction
   of new facility                                                 892,452       (25,631)
   Acquisition of a business, net of cash acquired                       0   (49,864,997)
                                                               -----------  ------------

        NET CASH USED BY
         INVESTING ACTIVITIES                                   (9,083,437)  (52,185,985)

FINANCING ACTIVITIES
  Reduction in long-term obligations                              (479,739)   (7,563,403)
  Issuance of common stock                                         444,741       925,441
  Utilization (acquisition) of treasury stock                      188,884      (156,250)
  Decrease in minority interest                                    (14,986)     (255,425)
                                                               -----------  ------------

        NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                                      138,900    (7,049,637)
                                                               -----------  ------------

        DECREASE IN CASH AND
         SHORT-TERM INVESTMENTS                                   (437,032)  (52,575,349)

Cash and short-term investments at beginning of period          15,706,657    65,255,699
                                                               -----------  ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD               $15,269,625  $ 12,680,350
                                                               ===========  ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

DECEMBER 31, 1997



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE B -- INVENTORIES

The composition of inventory is as follows:


                                       December 31            June 30
                                           1997                 1997
                                     --------------       --------------
            Raw materials            $   14,509,809       $   14,827,760
            Work-in-process               2,205,354            2,291,043
            Finished goods               16,164,571           16,580,453
                                     --------------       --------------

                                     $   32,879,734       $   33,699,256
                                     ==============       ==============

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought a declaratory judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated, and discovery is currently underway. The Court has granted the Company's motion for summary judgment that the Company does not infringe one of the competitor's patents. The Company believes that none of its products infringe any of the patents in question, in the event that any one or more of such patents should be held to be valid, and it intends to vigorously defend this position.

NOTE D -- ACQUISITIONS

As previously disclosed, the Company acquired LIFECARE International, Inc. (since renamed Respironics Colorado, Inc.) on October 21, 1996 and Stimotron Medizinische Gerate GmbH ("Stimotron") on February 26, 1997. Both transactions were treated as purchases for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. and Stimotron since their acquisition dates. The results of operations of both entities are therefore included in the Company's results of operations for the three months and six months ended December 31, 1997. The results of operations of Respironics Colorado, Inc. beginning on the acquisition date are included in the Company's results of operations for the three months and six months ended December 31, 1996. The results of operations of Stimotron are not included in the Company's results of operations for the three months and six months ended December 31, 1996.

The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions had occurred at the beginning of the periods indicated and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

                                          Three Months Ended      Six Months Ended
                                          December 31, 1996      December 31, 1996
                                          -------------------    -----------------
Pro Forma Sales                               $48,675,500           $95,401,883
Pro Forma Net Income                            5,387,720             9,998,254
Pro Forma Diluted Earnings Per Share                  .27                   .50

NOTE E -- SUBSEQUENT EVENT

On November 11, 1997, the Company announced that it had entered into a definitive agreement to merge with Healthdyne Technologies, Inc. ("Healthdyne"). Under the terms of the agreement, the company will issue a number of shares of its common stock determined by multiplying $24.00 by the number of outstanding shares of Healthdyne (resulting in a transaction value of approximately $336,000,000) and dividing by the Company's then current share price (as determined by calculating a weighted average closing price for the 20 business days prior to three days before the closing) within a collar of $26.03 to $31.03. Based on the Company's share price during the period, $26.03 would be used in the calculation. The transaction is expected to be accounted for as a pooling of interests. Healthdyne is a publicly held company headquartered in Marietta, Georgia and is a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home, hospital and alternate clinic settings. Its sales for the twelve months ending December 31, 1997 were $155,000,000. The Company expects to incur one time charges and related adjustments of between $20,000,000 and $25,000,000 in connection with the transaction, representing transaction costs and other one time charges. The cash portion of these charges is expected to be approximately $16,000,000. The transaction closed on February 11, 1998.

NOTE F -- EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                 Three Months    Three Months     Six Months      Six Months
                                Ended 12/31/97  Ended 12/31/96  Ended 12/31/97  Ended 12/31/96
                                --------------  --------------  --------------  --------------
Numerator:

Net Income                       $ 5,946,042     $ 4,868,756     $11,447,207      $ 9,322,232

Denominator:

Denominator for basic
earnings per share -
weighted average shares           19,798,143      19,620,932      19,785,515       19,464,816

Effect of Dilutive Securities:
 Stock Options                       683,562         609,740         677,745          731,831
                                 -----------     -----------     -----------      -----------

Denominator for diluted
 earnings per share -
 adjusted weighted -
 average shares and
 assumed conversions              20,481,705      20,230,672      20,463,260       20,196,647
                                 ===========     ===========     ===========      ===========

Basic Earnings Per Share               $0.30           $0.25           $0.58            $0.48
                                 ===========     ===========     ===========      ===========

Diluted Earnings Per Share             $0.29           $0.24           $0.56            $0.46
                                 ===========     ===========     ===========      ===========

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


Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1997 were $53,452,000 representing a 24% increase over the $43,001,000 recorded for the quarter ended December 31, 1996. Sales for the six months ended December 31, 1997 were $105,369,000, an increase of 37% over the $77,114,000 recorded in the year earlier period. Sales for the current quarter and six month period included $7,185,000 and $16,595,000 respectively, generated by Respironics Colorado, Inc. Sales for the quarter and six month period ending December 31, 1996, also included $6,235,000 generated by Respironics Colorado, Inc.. This entity was acquired by the Company on October 21, 1996 (prior to its acquisition by the Company, Respironics Colorado, Inc. was named LIFECARE International, Inc.). Sales for the current quarter and six month period also included $4,529,000 and $8,947,000, respectively, generated by Stimotron Medizinische Gerate GmbH ("Stimotron") which was acquired on February 26, 1997. Both acquisitions were treated as purchases for financial accounting purposes, and accordingly the Company's results of operations for the quarter and six month period ended December 31, 1997 include the results of operations of Respironics Colorado, Inc. and Stimotron, while the results of operations for the quarter and six month period ended December 31, 1996 include the results of operations of Respironics Colorado, Inc. since its acquisition date and do not include the results of Stimotron. Excluding the impact of these acquisitions, sales grew by 17% in the quarter to quarter and year to date comparison. This increase was attributable primarily to increases in unit and dollar sales for the Company's ventilation, face masks, and obstructive sleep apnea therapy products. The Company's Far East sales, which account for approximately 5% of total sales, were adversely impacted during the quarter ended December 31, 1997 because of the decline in value of certain Far East currencies vs. the U.S. dollar and because of current economic conditions in that region. While the Company's Far East sales are primarily denominated in U.S. dollars, currency fluctuations can affect the Company's sales because the Company's products become more expensive as the foreign currencies decline in value. Finally, Medicare reimbursement for home oxygen equipment was reduced by 25% effective January 1, 1998. While that change will not impact the Company directly because its oxygen sales are not significant and because it does not sell its products to Medicare directly, the Company has seen, and expects to see in the future, changes in buying patterns by its home care dealer customers as those customers attempt to control their inventory and cash flow in response to the reimbursement reductions.

The Company's gross profit was 55% of net sales for the quarter and six months ended December 31, 1997 and 55% for the quarter and six months ended December 31, 1996. For both the quarter and year to date comparison, the impact of reduced average selling prices for certain of the Company's products, which had been expected, was offset by increases in manufacturing support costs at rates less than the rate of overall sales growth and by sales mix.

General and administrative expenses were $5,963,000 (11% of net sales) for the quarter ended December 31, 1997 as compared to $4,555,000 (11% of net sales) for the quarter ended December 31, 1996. General and administrative expenses were $12,481,000 (12% of net sales) for the six months ended December 31, 1997 as compared to $9,177,000 (12% of net sales) for the year earlier period. The increases in absolute dollars for both periods were due in part to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc., and Stimotron. In addition, amortization of the goodwill generated by these acquisition is included in general and administrative expenses for the current quarter and six month period ended December 31, 1997. Finally, the Company incurred increased expenses in information systems costs and legal fees for the quarter and year to date comparison.

Sales, marketing and commission expenses were $11,004,000 (21% of net sales) for the quarter ended December 31, 1997 as compared to $8,384,000 (19% of net sales) for the quarter ended December 31, 1996. Sales, marketing and commission expenses were $20,875,000 (20% of net sales) for the six months ended December 31, 1997 as compared to $13,958,000 (18% of net sales) for the year earlier period. The increases for both periods were due in part to the addition of expenses incurred by the Company's new subsidiaries, Respironics Colorado, Inc., and Stimotron. Respironics Colorado, Inc. has a network of 19 fully staffed customer satisfaction centers throughout the United States, a portion of the costs of which are included in sales, marketing and commissions. In addition, because Stimotron serves as the Company's exclusive distributor in Germany, most of its operating expenses are included in sales, marketing and commissions. Finally, increased costs were incurred in advertising, trade show, and meeting expenses for the quarter and year to date comparison.

Research and development expenses were $2,574,000 (5% of net sales) for the quarter ended December 31, 1997 as compared to $2,652,000 (6% of net sales) for the quarter ended December 31, 1996. Research and development expenses were $5,508,000 (5% of net sales) for the six months ended December 31, 1997 as compared to $5,144,000 (7% of net sales) for the year earlier period. The slight decrease in quarterly absolute dollar spending and decrease in six month spending as a percentage of sales reflects the fact that early in the quarter ended December 31, 1997, primary development work was completed on two major new product initiatives, the LX series of Great Performers obstructive sleep apnea therapy products and the next generation version of the Company's BiPAP ventilatory support systems, and spending related to the development of these products ended or slowed significantly. Development efforts on a variety of other new products are continuing.

The Company's effective income tax rate was 40% for the quarter ended December 31, 1997 as compared to 41% for the quarter ended December 31, 1996 and 40% for the six months ended December 31, 1997 as compared to 40% for the six months ended December 31, 1996. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportion of the Company's taxable income attributable to its United States and European operations versus taxable income attributable to its Far East operations because the United States and European operations pays income taxes at a higher rate (approximately 41% before available income tax credits) than do the Far East operations. The relative proportion of taxable income among the Company's various operating entities did not vary significantly in the quarterly or year to date comparisons.

As a result of the factors described above, the Company's net income was $5,946,000 (11% of net sales) or $0.29 per diluted share for the quarter ended December 31, 1997 as compared to $4,869,000 (11% of net sales) or $0.24 per diluted share for the quarter ended December 31, 1996 and $11,447,000 (11% of net sales) or $0.56 per diluted share for the six months ended December 31, 1997 as compared to $9,322,000 (12% of net sales) or $0.46 per diluted share for the six months ended December 31, 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $78,518,000 at December 31, 1997 and $71,038,000 at June 30, 1997. Net cash provided by operating activities was $8,508,000 for the six months ended December 31, 1997 as compared to $6,660,000 for the six months ended December 31, 1996. The increase in net cash provided by operating activities for the current six month period was due primarily to a decrease in inventory, an increase in accrued expenses, and higher earnings.

Net cash used by investing activities was $9,083,000 for the six months ended December 31, 1997 as compared to $52,186,000 for the six months ended December 31, 1996. Included in the prior year total is $49,865,000 used for the October 21, 1996 acquisition of LIFECARE International, Inc. (since renamed Respironics Colorado, Inc.). The majority of the remaining cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in both periods was provided by positive cash flows from operating activities and accumulated cash and short-term investment balances.

On November 11, 1997, the Company announced that it had entered into a definitive agreement to merge with Healthdyne Technologies, Inc. ("Healthdyne"). Under the terms of the agreement, the company will issue a number of shares of its common stock determined by multiplying $24.00 by the number of outstanding shares of Healthdyne (resulting in a transaction value of approximately $336,000,000) and dividing by the Company's then current share price (as determined by calculating a weighted average closing price for the 20 business days prior to three days before the closing) within a collar of $26.03 to $31.03. Based on the Company's share price during the period, $26.03 would be used in the calculation. The transaction is expected to be accounted for as a pooling of interests. Healthdyne is a publicly held company headquartered in Marietta, Georgia and is a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home, hospital and alternate clinic settings. Its sales for the twelve months ending December 31, 1997 were $155,000,000. The Company expects to incur one time charges and related adjustments of between $20,000,000 and $25,000,000 in connection with the transaction, representing transaction costs and other one time charges. The cash portion of these charges is expected to be approximately $16,000,000. The transaction closed on February 11, 1998.

On January 6, 1998 the Company announced that it had been awarded shared-primary supplier status by Apria Healthcare Group Inc. ("Apria") for obstructive sleep apnea therapy devices and non-invasive ventilatory support systems for the period January 1, 1998 through December 31, 1999 (Healthdyne was awarded the other shared primary supplier status for these products for the same period). Since October 1996, the Company's status with Apria for these products had been sole secondary supplier, and sales levels for all periods since that date were adversely affected. Additionally, the Company was named, for the first time, as shared-primary supplier for portable volume ventilators for the period March 1, 1998 through February 28, 2000.

The Company's management has begun a program to prepare the Company's computer systems and related applications for the year 2000. The computer systems at certain of the Company's facilities are already year 2000 compliant, and the Company believes that a majority of its remaining year 2000 issues will be addressed by the installation of an enterprise resource planning ("ERP") software package known as SAP. The SAP system, which is year 2000 compliant and will be used for the Company's primary business applications at its headquarters, its Murrysville, Pennsylvania manufacturing facility, and its Customer Satisfaction Centers, is currently being installed. The total cost of the SAP project is currently estimated at $6,100,000 with the majority of this cost to be capitalized and charged to expense over the estimated useful life of the SAP software and related hardware. Healthdyne Technologies, Inc., which recently merged with the Company, uses an Oracle ERP software package that is similar to SAP and is year 2000 compliant. Estimated incremental costs to address other year 2000 issues for the remainder of calendar year 1998 and calendar year 1999 are approximately $500,000.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of the full amount of funds under its commercial bank line of credit, commercial bank financing committed for the additional consideration that may be due for the Stimotron acquisition, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1998 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt). The Company currently expects that financing will be required for part of the cash portion of the one time charges described above, and it expects to have such financing in place when and if needed.

PART 2  OTHER INFORMATION,


Item 1:  Legal Proceedings
-------  -----------------

Not Applicable

Item 2:  Change in Securities
-------  --------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 20, 1997. The holders of 14,978,013 shares of the Company's stock (approximately 76% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were:

(i) the election of three persons to serve as directors for a three year term expiring at the Annual Meeting of Shareholders in 2000,

(ii)  the approval of the adoption of the Company's Employee Stock Purchase
      Plan.

(iii) the ratification of the selection of Ernst & Young as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 1998.


The results of voting were as follows:

(i) James H. Hardie, Joseph C. Lawyer, and Dennis S. Meteny, the nominees of the Company's Board Of Directors, were elected to serve until the Annual Meeting of Shareholders in 2000. There were no other nominees.

Shares were voted as follows:


                                             Withhold
           Name                  For         Vote For
-------------------------------  ----------  --------
     James H. Hardie             14,486,410   593,856
     Joseph C. Lawyer            14,979,157   101,109
     Dennis S. Meteny            14,963,607   116,659

(ii) The adoption of the Company's Employee Stock Purchase Plan was approved: affirmative votes, 13,554,512 shares, negative votes, 1,390,097 shares.

(iii) The selection of Ernst & Young as independent public accountants for the 1998 fiscal year was ratified: affirmative votes, 15,025,501 shares; negative votes, 26,573 shares.

Item 5:  Other Information
-------  -----------------

Not applicable


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

The following exhibits were inadvertantly omitted from the Company's Exhibit Index to its 10-K for the fisal year ended June 30, 1997.

3.4 Amendment to Restated Certficate of Incorporation of the Company, filed as
    Exhibit 4.2 to Company's, Registration Statement on Form S-8, Registration No. 33-36459.

3.5 Amendment to Restated Certificate of Incorporation of the Company, filed as
    Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No. 33-89308.

3.6 Amendment to Restated Certificate of Incorporation of the Company, filed as
    Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

(b)  Reports on Form 8-K

Not applicable

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:    February 13, 1998                /s/ Daniel J. Bevevino
      -----------------------            -----------------------------------
                                         Daniel J. Bevevino
                                         Vice President, and Chief
                                         Financial and Principal Accounting
                                         Officer

                                         Signing on behalf of the registrant
                                         and as Chief Financial and
                                         Principal Accounting Officer