Form 10-Q
period 1998-03-31
RESPIRONICS INC
filed 1998-05-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

 X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the quarterly period ended March 31, 1998 or
                                                     --------------

    Transition Report pursuant to section 13 or 15(d) of the Securities
---
Exchange Act of 1934 for the transition period from           to
                                                    ---------    --------

Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                               25-1304989
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


1501 Ardmore Blvd.
Pittsburgh, Pennsylvania                  15221
(Address of principal executive offices)  (Zip Code)

(Registrant's Telephone Number, including area code)  412-731-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X   No    .
                                ---    ---

As of April 30, 1998, there were 32,519,496 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- March 31, 1998 and June 30, 1997.

         Consolidated statements of operations -- Three months ended March 31, 1998 and 1997 and nine months ended March 31, 1998 and 1997.

         Consolidated statements of cash flows -- Nine months ended March 31, 1998 and 1997.

         Notes to consolidated financial statements -- March 31, 1998.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES



                                                                              March 31       June 30
                                                                                1998           1997
                                                                          -----------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                                           $ 18,501,721  $ 18,630,657
  Trade accounts receivable, less allowance for
    doubtful accounts of $5,570,000 and $4,908,000                            89,997,463    78,096,383
  Inventories                                                                 56,140,804    56,008,256
  Prepaid expenses and other                                                   5,356,360     5,207,850
  Deferred income tax benefits                                                 6,751,897     6,795,897
                                                                            ------------  ------------
             TOTAL CURRENT ASSETS                                            176,748,245   164,739,043

PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment                                               90,411,825    78,382,241
  Less allowances for depreciation
    and amortization                                                          45,089,361    36,287,759
                                                                            ------------  ------------
                                                                              45,322,464    42,094,482

  Funds held in trust for construction
       of new facility                                                           819,243     1,754,452

OTHER ASSETS                                                                  13,490,743    12,871,491

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                           69,722,944    73,356,458
                                                                            ------------  ------------
                                                                            $306,103,639  $294,815,926
                                                                            ============  ============


See notes to consolidated financial statements.



                                                                            March 31      June 30
                                                                              1998         1997
                                                                          -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                        $ 25,582,280  $ 24,148,853
  Accrued expenses and other                                                25,311,437    28,223,141
  Current portion of long-term obligations                                   1,690,446     1,801,211
                                                                          ------------  ------------
     TOTAL CURRENT LIABILITIES                                              52,584,163    54,173,205

LONG-TERM OBLIGATIONS                                                       61,593,676    48,984,933

MINORITY INTEREST                                                              569,261       604,072

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
     100,000,000 shares; issued and outstanding
     32,424,900 shares at March 31, 1998 and
     31,656,900 shares at June 30, 1997                                        324,249       316,569
  Additional capital                                                        99,714,257    92,838,205
  Cumulative effect of foreign currency translations                        (1,616,986)     (689,813)
  Retained earnings                                                         94,030,524    99,471,203
  Treasury stock                                                            (1,095,505)     (882,448)
                                                                          ------------  ------------
     TOTAL SHAREHOLDERS' EQUITY                                            191,356,539   191,053,716
                                                                          ------------  ------------
                                                                          $306,103,639  $294,815,926
                                                                          ============  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES



                                                                                Three months ended         Nine months ended
                                                                                    March 31                    March 31
                                                                              1998           1997         1998           1997
                                                                           -------------------------  ----------------------------
Net sales                                                                  $80,127,507    $83,485,403   $266,349,507  $222,847,123

Cost of goods sold                                                          41,899,865     43,145,839    136,006,865   115,548,909

                                                                           -----------    -----------   ------------  ------------

                                                                            38,227,642     40,339,564    130,342,642   107,298,214


General and administrative expenses                                          9,653,659      8,326,652     27,826,466    21,640,623

Sales, marketing and commission expense                                     16,046,023     15,193,348     49,729,365    40,992,377

Research and development expense                                             4,815,363      4,533,630     15,126,363    12,657,418

Merger related costs                                                        37,502,626             -0-    37,502,626            -0-

Costs associated with an unsolicited offer
 to acquire Healthdyne Technologies, Inc.                                          -0-     1,300,000        650,000     1,300,000

Interest expense                                                               890,765        772,803      3,038,765     2,250,418

Other income                                                                  (386,819)      (409,032)    (1,245,819)   (2,096,128)

                                                                          ------------   ------------   ------------  ------------

                                                                            68,521,617     29,717,401    132,627,766    76,744,708

                                                                          ------------   ------------   ------------  ------------

    INCOME (LOSS) BEFORE INCOME TAXES                                      (30,293,975)    10,622,163    (2,285,124)    30,553,506


Income taxes (benefit)                                                      (8,044,444)     4,249,183      3,157,555     12,230,506
                                                                          ------------   -----------    ------------   ------------

    NET INCOME (LOSS)                                                     $(22,249,531)   $ 6,372,980  $  (5,442,679)  $ 18,323,000
                                                                          ============    ===========  =============   ============
Basic earnings (loss) per share                                           $      (0.69)   $      0.20  $       (0.17)   $      0.59
                                                                          ============    ===========  =============   ============
Basic Shares Outstanding                                                    32,417,850     31,419,431     31,933,484     31,210,162
                                                                          ============    ===========  =============    ===========

Diluted earnings (loss) per share                                         $      (0.69)   $      0.20  $       (0.17)  $       0.57
                                                                          ============    ===========  =============   ============
Diluted Shares Outstanding                                                  32,417,850     32,576,430     31,933,484     32,195,277
                                                                          ============    ===========  =============   ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES



                                                                                        Nine months ended
                                                                                             March 31
                                                                                      1998              1997
                                                                               -----------------------------------
OPERATING ACTIVITIES
  Net income                                                                   $   (5,442,679)     $  18,323,000
  Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                               11,410,116         7,690,512
        Provision for asset writeoffs                                               18,588,483               -0-
        Changes in operating assets and liabilities:
          Increase in accounts receivable                                          (13,901,080)       (9,294,206)
          Increase in inventories and prepaid expenses                             (12,263,095)       (3,411,542)
          Increase in other assets                                                    (619,252)       (2,442,007)
          (Decrease) increase in accounts payable and accrued expenses              (2,403,450)        5,690,016
                                                                                 -------------     -------------
                NET CASH (USED) PROVIDED BY
                   OPERATING ACTIVITIES                                             (4,630,957)       16,555,773

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                        (14,631,821)       (8,243,606)
  Acquisition of businesses, net of cash acquired                                           -0-      (59,575,137)
                                                                                 -------------     -------------
                NET CASH USED BY
                   INVESTING ACTIVITIES                                            (14,631,821)      (67,818,743)

FINANCING ACTIVITIES
  Net increase (decrease) in borrowings                                             12,497,978          (913,286)
  Issuance of common stock                                                           6,883,732         2,454,699
  Acquisition of treasury stock                                                       (213,057)         (229,385)
  Decrease in minority interest                                                        (34,811)         (268,196)
                                                                                 -------------     -------------
                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                                             19,133,842         1,043,832
                                                                                 -------------     -------------
                  DECREASE IN CASH AND
                      SHORT-TERM INVESTMENTS                                          (128,936)      (50,219,138)

Cash and short-term investments at beginning of period                              18,630,657        67,546,699
                                                                                 -------------     -------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                 $  18,501,721     $  17,327,561
                                                                                 =============     =============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

MARCH 31, 1998



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to Note D to these consolidated financial statements and to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

NOTE B -- INVENTORIES

The composition of inventory is as follows:


                                March 31      June 30
                                  1998         1997
                               -----------  -----------
            Raw materials      $19,906,857  $24,712,760
            Work-in-process      7,354,929    5,237,043
            Finished goods      28,879,018   26,058,453
                               -----------  -----------
                               $56,140,804  $56,008,256
                               ===========  ===========

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

NOTE D -- ACQUISITIONS

The Company merged a wholly-owned subsidiary with Healthdyne Technologies, Inc. ("Healthdyne") on February 11, 1998 in a stock for stock merger by issuing approximately 12,000,000 shares of the Company's common stock in exchange for the outstanding shares of Healthdyne. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include, for all periods presented, the combined financial results and financial position of the Company and Healthdyne. Healthdyne has since been renamed Respironics Georgia, Inc.

As previously disclosed, the Company acquired LIFECARE International, Inc. (since renamed Respironics Colorado, Inc.) on October 21, 1996 and Stimotron Medizinische Gerate GmbH ("Stimotron") on February 26, 1997. Both transactions were treated as purchases for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. and Stimotron since their acquisition dates. The operations of LIFECARE International, Inc. and Stimotron were not material to the Company's net income prior to the acquisitions and pro forma financial information has therefore not been presented.

NOTE E -- EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:



                        Three Months   Three Months    Nine Months     Nine Months
                       Ended 3/31/98   Ended 3/31/97  Ended 3/31/98   Ended 3/31/97
                       --------------  -------------  --------------  -------------
Numerator:

Net Income (Loss)      $(22,249,531)    $ 6,372,980    $(5,442,679)    $18,323,000

Denominator:

Denominator for
  basic earnings
  per share -
  weighted
  average shares         32,417,850      31,419,431     31,933,484      31,210,162

Effect of Dilutive
  Securities:
  Stock Options                 -0-       1,156,999            -0-         985,115
                      -------------   -------------  -------------   -------------

Denominator for
  diluted earnings
  per share -
  adjusted weighted
  average shares
  and assumed
  conversions            32,417,850      32,576,430     31,933,484      32,195,277
                      =============   =============  =============   =============
Basic Earnings
  (Loss) Per
  Share                 $     (0.69)    $      0.20    $     (0.17)    $      0.59
                      =============   =============  =============   =============

Diluted Earnings
  (Loss) Per
  Share                 $     (0.69)    $      0.20    $     (0.17)    $      0.57
                      =============   =============  =============   =============

NOTE F -- MERGER RELATED COSTS

During the quarter ended March 31, 1998, the Company incurred $37,500,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses and related costs of the transaction ($11,000,000), employment related costs ($7,500,000), and asset write downs to reflect decisions made regarding product and operational standardization ($19,000,000). Transaction, employment and other costs incurred but not yet paid have been credited to accrued expense and asset write downs have been credited against the applicable asset accounts. The Company expects to incur and record an additional $2,500,000 in merger related costs in the quarter ended June 30, 1998.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995


The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors, which were discussed in detail in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, include the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, intellectual property and related litigation, FDA and other government regulation, and third party reimbursement.


Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition

The consolidated financial statements present, for all periods, the combined financial results of the Company and Healthdyne Technologies, Inc. (since renamed Respironics Georgia, Inc.) ("Healthdyne") which become a subsidiary of the Company on February 11, 1998 pursuant to a merger that was accounted for as a pooling of interests.

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1998 were $80,128,000 representing a 4% decrease over the $83,485,000 recorded for the quarter ended March 31, 1997. Sales for the nine months ended March 31, 1998 were $266,350,000, an increase of 20% over the $222,847,000 recorded in the year earlier period. Sales for the current quarter and nine month period ended March 31, 1998 include sales generated by Respironics Colorado, Inc. ("Respironics Colorado"), which was acquired by the Company in October 1996, and Stimotron Medizinische Gerate GmbH ("Stimotron"), which was acquired by the Company in February 1997. Both of these acquisitions were treated as purchases for financial accounting purposes and, accordingly, the Company's sales and results of operations include the sales and results of operations of these entities since their acquisition dates. Excluding the impact of these acquisitions, the Company's sales decreased by 4% in the quarter to quarter comparison and increased by 14% in the year to date comparison.

The decrease in sales for the quarter to quarter comparison was due primarily to a decrease in sales of the Company's non-invasive ventilatory support products. This decrease resulted from uncertainty in the market concerning insurance coverage guidelines for the use of these products principally in the home market and corresponding reduction in purchases of these units by many of the Company's dealer customers. The Healthcare Financing Administration ("HCFA") is currently reviewing these coverage guidelines and the Company expects that such guidelines will be published by the end of calendar year 1998. While non-invasive ventilation therapy continues to gain wide acceptance in the clinical community for both home and hospital use and offers unique clinical benefits to large, accessible patient populations, the Company expects that its sales of non-invasive ventilation units are likely to continue to be negatively impacted until definitive guidelines are issued. The Company is also experiencing challenges in its marketplace due to reductions in Medicare reimbursement for oxygen therapy that were enacted in January 1998. The increase in sales for the year to date comparison was due to increases in unit and dollar sales in each of the Company's main product lines, most notably obstructive sleep apnea therapy products and the non-invasive ventilatory support products described above.

The Company's gross profit was 48% and 49% of net sales for the quarter and nine months ended March 31, 1998, respectively, and 48% for both the quarter and nine months ended March 31, 1997. For both the quarter and year to date comparison, the impact of the sales decrease described above and the impact of reduced average selling prices for certain of the Company's products, which had been expected, was offset by manufacturing support costs increasing at rates less than the rate of sales increase and by sales mix.

General and administrative expenses were $9,654,000 (12% of net sales) for the quarter ended March 31, 1998 as compared to $8,327,000 (10% of net sales) for the quarter ended March 31, 1997. General and administrative expenses were $27,826,000 (10% of net sales) for the nine months ended March 31, 1998 as compared to $21,641,000 (10% of net sales) for the year earlier period. The increases in expenses for the quarter and year to date comparison were due primarily to increased information systems costs, legal fees, allowances for doubtful accounts, and other administrative expenses. The increases were also due to costs incurred by the Company's Respironics Colorado and Stimotron subsidiaries, which were acquired in October 1996 and February 1997, respectively. In addition, amortization of the goodwill generated by these acquisitions is included in general and administrative expenses.

Sales, marketing and commission expenses were $16,046,000 (20% of net sales) for the quarter ended March 31, 1998 as compared to $15,193,000 (18% of net sales) for the quarter ended March 31, 1997. Sales, marketing and commission expenses were $49,729,000 (19% of net sales) for the nine months ended March 31, 1998 as compared to $40,992,000 (18% of net sales) for the year earlier period. The increases in expenses for the quarter and year to date comparison were due primarily to increased costs for advertising, trade shows, and related marketing communications activities, international sales and marketing activities, and sales and marketing management. The increases were also due to costs incurred by the Company's Respironics Colorado and Stimotron subsidiaries, which were acquired in October 1996 and February 1997, respectively. Respironics Colorado has a network of 19 customer satisfaction centers throughout the United States, a portion of the costs of which are included in sales, marketing and commissions. In addition, because Stimotron serves as a distributor for the Company in Germany, most of its operating expenses are included in sales, marketing and commissions.

Research and development expenses were $4,815,000 (6% of net sales) for the quarter ended March 31, 1998 as compared to $4,534,000 (5% of net sales) for the quarter ended March 31, 1997. Research and development expenses were $15,126,000 (6% of net sales) for the nine months ended March 31, 1998 as compared to $12,657,000 (6% of net sales) for the year earlier period. The increases in expenses for the quarter and year to date comparison were due to continuing development work on a variety of new products in each of the Company's major product lines. Specifically, significant development work was conducted, and is continuing, on the Company's LX series of Great Performers obstructive sleep apnea therapy products and the next generation versions of the Company's non-invasive and invasive ventilation products. Additional development work and clinical trials are being conducted in the Company's other product areas.

During the quarter ended March 31, 1998, the Company incurred $37,500,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction such as legal and investment banking fees, severance and other employment related costs, and asset write downs to reflect decisions made regarding product and operational standardization. The Company expects to incur and record an additional $2,500,000 in merger related costs in the quarter ended June 30, 1998.

During the nine months ended March 31, 1998 and the quarter and nine months ended March 31, 1997 the Company incurred $650,000 and $1,300,000, respectively, in costs related to an unsolicited offer by a third party to acquire Healthdyne.

The Company's effective income tax rate from operations (i.e., excluding the impact of the merger costs described above) was 40% for all periods presented. Because certain of the direct expenses of the merger transaction such as investment banking and legal fees are not deductible for income tax purposes, the Company did not receive the full tax benefit of these costs. Accordingly, the income tax benefit recorded for the quarter ended March 31, 1998 represented only 27% of the pre-tax loss reported, and for the nine months ended March 31, 1998, income tax expense was recorded even though a pre-tax loss was reported.

As a result of the factors described above, the Company's net loss was ($22,250,000) (28% of net sales) or $(0.69) per diluted share for the quarter ended March 31, 1998 as compared to net income of $6,373,000 (8% of net sales) or $0.20 per diluted share for the quarter ended March 31, 1997 and its net loss was ($5,443,000) (2% of net sales) or $(0.17) per diluted share for the nine months ended March 31, 1998 as compared to net income of $18,323,000 (8% of net sales) or $0.57 per diluted share for the nine months ended March 31, 1997. Excluding the impact of the merger costs and the costs associated with the unsolicited offer to acquire Healthdyne, the Company's net income was $4,324,000 (5% of net sales) or $0.13 per diluted share for the quarter ended March 31, 1998 and $21,521,000 (8% of net sales) or $0.65 per diluted share for the nine months ended March 31, 1998.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $118,602,000 at March 31, 1998 and $110,566,000 at June 30, 1997. Net cash used by operating activities was $4,631,000 for the nine months ended March 31, 1998 as compared to net cash provided by operating activities of $16,556,000 for the nine months ended March 31, 1997. The net use of cash by operating activities for the current nine month period as compared to net cash provided by operating activities in the prior year period was due to lower earnings (including the impact of the cash portion of the merger costs incurred) and increases in inventory and accounts receivable.

Net cash used by investing activities was $14,632,000 for the nine months ended March 31, 1998 as compared to $67,819,000 for the nine months ended March 31, 1997. Included in the prior year total is $49,865,000 used for the October 1996 acquisition of LIFECARE International, Inc. (since renamed Respironics Colorado, Inc.) and $9,000,000 for the February 1997 acquisition of Stimotron. The majority of the remaining cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in both periods was provided by positive cash flows from financing activities, accumulated cash and short-term investment balances, and for the prior year period, positive cash flows from operating activities.

On February 11, 1998, the Company merged a wholly-owned subsidiary with Healthdyne in a stock for stock merger. Under the terms of the Agreement and Plan of Reorganization and related Agreement and Plan of Merger, as amended, shareholders of Healthdyne received .9220 shares of the Company's common stock for each Healthdyne share, resulting in the Company issuing approximately 12,000,000 shares, valued at approximately $315,000,000 based on the closing price of the Company's common stock on February 11, 1998. Additionally, options to acquire Healthdyne's common stock were assumed by the Company and converted into options to acquire approximately 1,360,000 shares of the Company's common stock.

Healthdyne, since renamed Respironics Georgia, Inc., is headquartered in Marietta, Georgia, and is a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home and hospital as well as for specialized clinical settings such as subacute facilities, neonatal intensive care units, sleep laboratories, clinics and physician offices.

In May 1998, the Company finalized a $100,000,000 revolving credit facility with a group of commercial banks. This credit facility was used to refinance approximately $55,000,000 of the Company's long term debt, with the remaining balance of the facility available for future borrowing. The revolving credit
facility permits borrowings and repayments until its maturity in May 2003.   The
revolving credit facility is unsecured and contains certain financial covenants
with which the Company must comply.   The Company is currently in compliance
with these covenants.   The interest rate on the revolving credit facility is
based on a spread over the London Interbank Borrowing Rate ("LIBOR"). The current resulting interest rate on amounts outstanding under the revolving credit facility is approximately 6.10%.

The Company's management has begun a program to prepare the Company's computer systems and related applications for the year 2000. The computer systems at certain of the Company's facilities are already year 2000 compliant, and the Company believes that a majority of its remaining year 2000 issues will be addressed by the installation of an enterprise resource planning ("ERP") software package known as SAP. The SAP system, which is year 2000 compliant and will be used for the Company's primary business applications at its Pittsburgh, Pennsylvania headquarters, its Murrysville, Pennsylvania manufacturing facility, and its Customer Satisfaction Centers, is currently being installed. The total cost of the SAP project is currently estimated at $6,100,000 with the majority of this cost to be capitalized and charged to expense over the estimated useful life of the SAP software and related hardware. Healthdyne uses an Oracle ERP software package that is similar to SAP and is year 2000 compliant. Estimated incremental costs to address other year 2000 issues for the remainder of calendar year 1998 and calendar year 1999 are approximately $500,000.

The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its new revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next twelve months for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).

PART 2  OTHER INFORMATION,

Item 1:  Legal Proceedings
-------  -----------------

As previously disclosed by Healthdyne, Invacare Corporation had commenced litigation against Healthdyne and certain of its directors in a federal District Court, attacking Healthdyne's Shareholder Rights Plan as well as the constitutionality of certain "business combinations" and "fair price" provisions of the Georgia Business Corporation Code. The parties jointly stipulated to a dismissal of the underlying action in the United States District Court for the Northern District of Georgia. The district court action was entered as dismissed by the clerk of court on April 1, 1998. The Eleventh Circuit dismissed the appeal on April 8, 1998.

Item 2:  Change in Securities
-------  --------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Special Meeting of Shareholders was held on February 6, 1998. The holders of 13,343,380 shares of the Company's stock (approximately 67% of the outstanding shares) were present at the meeting in person or by proxy. The only matter voted upon at the meeting was:

(i) the approval of the issuance of shares of the Company's common stock pursuant to the Agreement and Plan of Reorganization and the related Agreement and Plan of Merger, as amended, between the Company and Healthdyne Technologies, Inc.

The results of voting were as follows:

(i) The issuance of shares of the Company's common stock was approved: affirmative votes, 13,181,039 shares; negative votes, 119,749 shares; abstain, 42,592 shares.


Item 5:  Other Information
-------  -----------------

Not applicable


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

10.1 Credit Agreement by and among RESPIRONICS, INC., as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION, as the Issuing Bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, Dated as of May 8, 1998.

27.1  Financial Data Schedule (filed electronically only)

(b)  Reports on Form 8-K

Not applicable

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:     May 15, 1998                   /s/ Daniel J. Bevevino
      ----------------------             ----------------------------
                                         Daniel J. Bevevino
                                         Vice President, and Chief
                                          Financial Officer and Principal
                                          Accounting Officer

                                         Signing on behalf of the
                                         registrant and as Chief
                                         Financial and Principal
                                         Accounting Officer