Form 10-K
period 1998-06-30
RESPIRONICS INC
filed 1998-09-28
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-K

(Mark One)

  X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 or
                                           -------------

    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______

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

     Title of each class       Name of each exchange on
                               which registered
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                              --
As of August 31, 1998, the aggregate market value of the shares of the registrant's Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately
$350,000,000.

As of August 31, 1998, there were 32,461,374 shares of Common Stock of the registrant outstanding.

Documents Incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 19, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                              INDEX
                                                   Page
                                                   ----
PART I

Item 1.   Business..............................     3
Item 2.   Description of Property...............    15
Item 3.   Legal Proceedings.....................    15
Item 4.   Submission of Matters to a Vote of
          Security Holders......................    16

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Shareholder Matters.......    17
Item 6.   Selected Financial Data...............    18
Item 7.   Management's Discussion and
          Analysis of Results of Operations and
          Financial Condition...................    19
Item 8.   Consolidated Financial Statements.....    23
Item 9.   Disagreements on Accounting and
          Financial Disclosure..................    44

PART III

Item 10.  Directors and Executive Officers of
          the Registrant........................    45
Item 11.  Executive Compensation................    45
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management......    45
Item 13.  Certain Relationships and Related
          Transactions..........................    45

PART IV

Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K.....    46

Signatures .....................................    51

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

          The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business," Item 3, "Legal Proceedings," and Item 7 "Management's Discussion and Analysis of Financial Condition and Operation," and statements incorporated by reference in this Form 10-K from the 1998 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include the following: third party reimbursement; increasing price competition and other competitive factors in the sale of products; the United States Food and Drug Administration (the "FDA"), the Health Care Financing Administration ("HCFA"), the Durable Medical Equipment Regional Carriers ("DMERC's") and other government regulation; intellectual property and related litigation; foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong; and customer consolidation and concentration.

Item 1.   Business
          --------

General

          Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and hospitals, as well as emergency medical settings and alternative care facilities. The Company's primary product lines are: (i) devices used for the diagnosis and treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep; these devices include continuous positive airway pressure ("CPAP") units and bi-level positive airway pressure units;(ii) respiratory devices, including bi-level non-invasive ventilatory support units and portable invasive volume ventilator units, oxygen concentrators and monitoring systems; and (iii) asthma, allergy and original equipment manufacturer ("O.E.M.") products, including peak flow meters, drug delivery devices, medication nebulizers and anesthesia masks. Respironics markets its products through a sales organization consisting of approximately 140 direct and independent sales representatives and specialists, who sell to a network of over 5,000 medical product dealers. In certain foreign markets, the Company's products are sold directly to end users. The Company also rents products to dealers and, in certain cases, directly to end users in the United States. The Company's sales are currently comprised of 72% equipment and 28% consumable and single-use products. With over 90% of its sales currently reaching the home care market, Respironics believes that it is well-positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

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

          In February 1998, the Company merged a wholly-owned subsidiary with Healthdyne Technologies, Inc. ("Healthdyne"), a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home and hospital, in a stock for stock merger by issuing approximately 12,000,000 shares of the Company's common stock in exchange for the outstanding shares of Healthdyne. The Merger was accounted for as a pooling of interests. Accordingly, all discussion herein is presented on a combined basis for all periods presented. Healthdyne is based in Marietta, Georgia and has since been renamed Respironics Georgia, Inc. See Notes A and K to the Consolidated Financial Statements for more information about this merger.

          The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Great Performers, Aria, Virtuoso, Duet, Encore, Quartet, Maestro, BiPAP, Harmony, PLV, Monarch, Solo, OptiChamber, Healthdyne, Quantum, Alice, Alliance, Healthaire, Soft Series Nasal Mask, Full Face Mask, Tranquility, SmartMonitor, ASSESS, PERSONAL BEST, Wallaby, Nightwatch, and Optihaler. The following are trademarks of the Company as used in this document; Inspiration, Contour Nasal Mask, Gold Seal, Gel, Millennium and Vision.

Products

          At the present time, the Company's principal products can be divided into three categories: sleep products, respiratory products and asthma, allergy and O.E.M. products.


                                Sleep Products
                               ---------------


          Respironics believes it is the U.S. market share leader in OSA therapy devices, with a market share in excess of 60%. The Company's primary OSA therapy products are the Great Performers family, including the Solo, REMstar, Aria and Virtuoso CPAP units and the Duet bi-level unit, the BiPAP S Airway Management System, the Tranquility family of CPAP and bi-level units and related accessories such as masks, tubes, filters and headgear.


          The Company's CPAP devices in both the Great Performer and Tranquility families consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The Solo, REMstar and Tranquility CPAP systems are low cost, innovative OSA therapy devices that meet the Company's strategy of offering units at all key price points. The Aria CPAP system features built-in memory to record patient usage data. The software necessary to extract this data from the Aria unit is known as Encore. The Virtuoso and Tranquility Auto CPAP systems utilize innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The BiPAP Duet Airway Management System, the Tranquility Bi-Level System, and the BiPAP S Airway Management System are the Company's bi-level OSA units. These units sense the patient's breathing cycle and adjust the pressure accordingly. The Duet unit also contains advanced leak-sensing technology which improves the unit's pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP. The Great Performers Clinical System, consisting of the Quartet Clinical System, a bedside pressure generator and the Maestro Clinical Remote Control Unit, is used by clinicians in prescribing therapy for the treatment of adult OSA. The Company has received clearance from the United States Food and Drug Administration ("FDA") for all of the Great Performers, Tranquility and BiPAP S Airway Management products.

          Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company develops products for patient testing in the home which allow clinicians to expand the number of patients who can be served by a traditional sleep disorders laboratory. The Company also provides advanced, technically proficient clinical products for use in sleep disorders laboratories.

          The Company's primary sleep diagnostic product is the Alice system. Alice is a computer-based system for use in sleep laboratories and other clinical settings. It is capable of recording up to 25 channels of physiological data which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient's physiological data, the Alice system utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on either infants or adults and separate software programs have been developed specifically for each type of patient.

          The Company also manufactures and markets Nightwatch, a portable sleep system which monitors up to nine channels of physiological data for up to ten hours per patient. Among other factors, Nightwatch is distinguished by a unique software algorithm for the analysis of sleep states. In addition, its physiological sensors are specifically designed for use in the home. These sensors record a variety of patient data and transmit the information to a base recording station located in the patient's room. The information is subsequently sent by modem to the sleep laboratory or other clinical setting where it is monitored by a trained clinician. A single Nightwatch system can be expanded economically to conduct sleep studies at multiple locations by adding additional recorders to the central system in order to collect data from several patients simultaneously.

          The Company estimates that in the U.S. approximately 1,500 sleep clinics currently exist at hospitals and other medical centers where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Such laboratories provide the most frequent source of patient introductions to the Company's sleep products.

          The OSA patient can purchase the Company's OSA therapy products from home health care products dealer locations worldwide. Personnel at each of these locations are equipped to train the patient in the product's use and to maintain and service the product (See "Sales, Distribution, and Marketing"). The retail price for a CPAP unit ranges from $800 to $1,600, depending on type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,000 to $3,200, depending on which model is purchased. The Company's sleep diagnostic products are sold through dealers and directly to clinical sites.

          The Company also provides masks used with CPAP and bi-level devices, including the Contour Nasal Mask, the GEL and Gold Seal Masks, the Soft Series Mask, Monarch Mini Mask, and Full Face Masks. The Company believes that its Contour Nasal Mask was the first mask to adequately seal on a patient's face for air delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Monarch Mini Mask is designed to enhance patient comfort with its small size and unique placement on the patient's face; the GEL, Gold Seal and Soft Series masks utilize a variety of cushion materials to create a comfortable mask seal around the contours of the face. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

          Sales of sleep products and all related accessories and replacement parts accounted for 48%, 46% and 53% of the Company's net sales for its fiscal years 1998, 1997 and 1996, respectively.


                             Respiratory Products
                             --------------------

          The Company's respiratory products can be separated into four major subcategories: non-invasive ventilatory support products, invasive portable volume ventilation products, oxygen concentrators and monitoring devices.

          Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. Such devices are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilatory requirements of the patient.

          The Company's principal non-invasive ventilatory support products are the BiPAP Ventilatory Support System, the initial version of which was introduced in December 1989, and the Quantum Pressure Support Ventilator, which was introduced in 1995. Both products are low-pressure, electrically-driven flow generators with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. Both products sense the patient's breathing and adjust their output to assist in inhalation and exhalation. Additionally, both products compensate for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing volume ventilators. The face masks described in the Sleep Products section above are also used with the non-invasive ventilatory support units.

          The Company believes that its non-invasive ventilatory support products have the potential for increasing patient comfort by adapting to the patient's breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. The retail price for the units, which range from $6,000 to $9,500, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

          The Company also manufactures and markets the Hospital BiPAP Ventilatory Support System, which includes accessories such as an airway pressure monitor, a detachable control panel, a disposable circuit and a mounting stand, all of which are designed to allow the BiPAP Ventilatory Support System to be used more easily in the hospital environment.

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

          The Company's next generation non-invasive unit for the hospital market, the BiPAP Vision, is currently being distributed in international markets, with domestic distribution to begin upon receipt of clearance to market from the FDA. The BiPAP Vision features an integrated display screen and an optional oxygen module, provides higher flow and pressure functions than the Company's other non-invasive units, and is designed to be easily upgradeable when advanced technology becomes available.

          International distribution of BiPAP Harmony, the next generation non-invasive unit for the homecare market, is expected to begin before the end of fiscal year 1999, with domestic release to follow upon receipt of clearance to market from the FDA. The BiPAP Harmony features simple, menu-driven operations and improved portability (including AC or DC power capability) and is also designed to be easily upgradeable.

          The Company also is currently working to incorporate Proportional Assist Ventilation ("PAV") into its line of BiPAP ventilatory support products. PAV is a mode of ventilatory support that provides assistance in proportion to the needs of the patient. The Company has conducted extensive clinical studies in Europe using PAV and has been granted Investigational Device Exemptions by the FDA to conduct clinical tests in the U.S. using PAV in both non-invasive and invasive applications. Application for regulatory clearance to market devices that include PAV, which is required prior to the marketing of such products in the U.S., has not yet been made. The PAV technology was obtained by the Company through a non-exclusive licensing arrangement with the University of Manitoba in Winnipeg, Canada.

          Insurance coverage by federal government insurance programs for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Ventilatory Support System and the Quantum Pressure Support Ventilator is currently under review. During the third and fourth quarters of fiscal year 1998, the Company's sales of these products for home use in the United States were adversely affected by the uncertainty in the market that this review created and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of these coverage guidelines. The Company expects that its sales of non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the issuance of the guidelines until final coverage guidelines are issued, or for the foreseeable future if final guidelines are issued that are either as restrictive as, or more restrictive than, the draft guidelines. See "Business -- Third Party Reimbursement" for a detailed discussion of this matter.

          Invasive Ventilation Products. The Company believes that it is also the leading manufacturer and marketer of invasive portable volume ventilators that are used in the home by individuals who are dependent on the ventilators for continuous life support.

          The Company's principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically-powered unit specifically designed for long term use in the home and also suitable for transport, short term and institutional use. The PLV can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit, and it can be powered by normal AC power or DC battery power and can be operated in three different ventilation modes depending on the patient's needs. The unit features a variety of alarms and displays to alert clinicians and caregivers to changes in the patient's pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end user patients primarily through the Company's network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end users. In certain limited cases, the Company rents these units directly to end users. The Company also manufactures, distributes and rents several other home ventilation products, including a version of the PLV-100 designed more specifically for institutional use.

          Oxygen Products. The Company's principal oxygen products are oxygen concentrators, which provide a continuous flow of oxygen by separating it from room air with a molecular sieve composed of an inorganic silicate. Oxygen concentrators are generally used in the home by patients who require supplemental oxygen. Supplemental oxygen is prescribed for persons with a variety of chronic pulmonary disorders, such as lung cancer, emphysema, bronchitis or acute pneumonia. These individuals generally rent an oxygen delivery system from a home medical equipment dealer. The Company believes it is currently one of the leaders in the manufacture and sale of oxygen concentrators in the United States.

          The Company offers two primary oxygen concentrator products, the Alliance series and the recently introduced Millenium series, both of which produce a continuous flow of up to 95% oxygen. Both units are designed to be easy to maintain and service and are suitable for chronic patients in the advanced stages of illness and for the less severe respiratory patient.

          The Company also manufactures and markets oximeter products for use in the home. The units, which allow patients to take readings of their blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data. This data can be later downloaded via the Company's software, which prints reports for oximetry analysis.


          Monitoring Products. The Company's primary monitoring products are designed for infants at risk for sudden infant death syndrome or "SIDS". SIDS is the sudden unexpected death of an infant which remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive a serious cardiorespiratory episode and those born to a family with a SIDS incident history. There is no alternative therapy generally available.

          The Company's primary infant monitor is the SmartMonitor, a fifth-generation microprocessor-based design that incorporates many aspects of a physiological recorder into the traditional monitor. In addition to sounding an alarm to alert the parents, the SmartMonitor documents patient episodes with an internal electronic memory system, enabling physicians to study up to six channels of patient waveforms in order to assess the medical significance of the alarm episodes and determine the need for continued monitoring or possible hospitalization. The data collected by the SmartMonitor can be transmitted from the home to a clinical center over phone lines or can be extracted from the SmartMonitor using a memory transfer device such as a computer or "memory module."

          The Company also manufactures and markets the Wallaby II phototherapy system, a cost-effective alternative to conventional overhead phototherapy lights for treating newborn jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage.

         Sales of respiratory products and related accessories and replacement parts accounted for 43%, 45% and 36% of the Company's net sales for its fiscal years 1998, 1997 and 1996 respectively.

                     Asthma, Allergy and O.E.M. Products
                         ----------------------------

         Asthma and Allergy Products. The asthma device market is comprised primarily of peak flow meters and drug delivery systems, including spacer devices. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler ("MDI"), facilitates the delivery of asthma medications.

         The Company believes that it is currently the national leader in the sale of peak flow meters, with products that include the ASSESS peak flow meter and the portable peak flow meter, PERSONAL BEST. The Company's drug delivery device, OptiHaler, is consistent with new medical reimbursement guidelines, which give preference to metered-dose delivery systems. The Company also markets a spacer product known as OptiChamber. In addition, the revised National Asthma Education and Prevention Program ("NAEPP") Guidelines issued in March 1997 have placed further emphasis on the use of peak flow meters and spacers to ensure effective asthma management. OptiChamber represents an important growth area based upon NAEPP's expanded indications for MDI anti-inflammatory therapy, including new recommendations for use with children under five years of age.

         The Company's asthma products are sold through its subsidiary, Respironics HealthScan, Inc., ("HealthScan") located in Cedar Grove, New Jersey. Several distribution channels are used, including specialty hospital dealers.

         The Company also distributes several models of medication nebulizers, which dispense medication in a fine mist for inhalation deep into the lungs, under the trade name Inspiration. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma or allergies. The Company's models utilize a compressor to direct a flow of air through the nebulizer chamber which contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, has contributed to the growth of this market.

         O.E.M. Products. The Company provides disposable cushion anesthesia masks primarily for use during surgery. The Company's line of disposable air-filled cushion anesthesia masks utilizes a very thin and pliable soft plastic air-filled cushion around the nose and mouth, which provides a uniform seal to prevent leakage of the anesthetic gases and helps ensure compliance with anesthesia gas exposure standards imposed on hospitals by regulatory bodies.

         Sales of all asthma, allergy and O.E.M. products accounted for 9%, 9% and 11% of the Company's net sales for its fiscal years 1998, 1997 and 1996, respectively.

Manufacturing and Properties

         Domestic:

         The Company's corporate headquarters is located in a leased facility in Pittsburgh, Pennsylvania and its primary domestic manufacturing operations are located in Murrysville, Pennsylvania (approximately 20 miles east of Pittsburgh), Marietta, Georgia (approximately 25 miles north of Atlanta), and Westminster, Colorado (approximately 10 miles north of Denver). The Company also maintains 19 Customer Satisfaction Centers in major cities throughout the United States. See Note E to the Consolidated Financial Statements for additional information regarding leased facilities.

         The Murrysville facility is a 116,000 square foot facility that was first occupied in July 1990 and expanded to its current size in November 1993. The entire facility is owned and is subject to mortgages used to secure financing related to the construction and expansion of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one and one-half story building of steel and concrete construction that had a total cost, including the expansion, of approximately $7,800,000.

         The Marietta facility is a 127,000 square foot facility that is leased. This facility is similar in design, construction and layout to the Murrysville and Westminster facilities.

         The Westminster facility is a 74,000 square foot facility that was first occupied in October 1994. The facility is owned and is subject to mortgages used to secure financing related to the construction of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one story building of steel and concrete construction that had a total cost of approximately $3,700,000.

         The Company leases space ranging from 2,000 to 5,500 square feet for each of the Customer Satisfaction Centers. These centers provide technical and customer service and limited product distribution.


         The Company leases a 28,000 square foot research and development, manufacturing, and office facility in Vista, California that houses certain of the Company's respiratory product operations.

         The Company also leases a 22,000 square foot office facility in Plum Borough, Pennsylvania, approximately two miles from the Murrysville facility. This leased facility currently houses certain research and development projects and technical service groups.

         The Company leases a 6,000 square foot office facility in Cedar Grove, New Jersey that functions as the headquarters for the Company's HealthScan subsidiary. See "Asthma and Allergy Products".

         International:

         The Company's Far East Administrative headquarters are located in a 28,000 square foot leased facility in Kowloon, Hong Kong.

         The Company conducts its patient mask manufacturing and certain other high volume production of plastic components in a facility in Shenzhen City in the Peoples Republic of China, bordering Hong Kong, and in Subic Bay, Philippines. The Shenzhen facility is leased and the present manufacturing space totals approximately 66,000 square feet. The facility is located in a special economic zone (where the Company has been operating since 1987) that was established by the Peoples Republic of China in 1980 to induce foreign investment. The Subic Bay facility, totaling approximately 10,000 square feet, is also leased.

         The Company's European facilities (all of which are leased) include a 10,000 square foot office and warehouse facility in Herrsching, Germany; a 5,000 square foot office and warehouse facility in Wendelstein, Germany; 5,000 square feet of office and warehouse facilities in Nantes, France; and several smaller leased sales offices throughout Germany.

         Operations in the Far East and Europe are subject to the risks normally associated with foreign operations including, but not limited to, foreign currency fluctuations, possible changes in export or import restrictions and the modification or introduction of other governmental policies with potentially adverse effects. The change of control in Hong Kong from British to Chinese rule has not affected the Company's operations.

         The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including, at the Murrysville, Marietta, and Westminster sites, augmenting the current partial second shift work schedule. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns approximately 20 acres of land adjacent to the 10 acre site on which the Murrysville facility is located. Future expansion in Murrysville, if needed, could take place on this 20 acre site.

         The Company generally performs all major assembly work on all of its products. It manufactures the plastic components for its face mask products
and uses subcontractors to supply certain other components.   The Company
believes that the raw materials for all of its products are readily available from a number of suppliers.


Sales, Distribution and Marketing

         The Company sells and, in some cases, rents its products primarily to home care and hospital dealers. These parties in turn resell and rent the Company's products to end users. The Company's products reach its customers in the United States primarily through the Company's field network, which consists of 13 sales management employees, 97 direct sales representatives and sales support specialists, 45 independent manufacturers' representatives and approximately 5,000 medical products distributors (also referred to as "dealers").

         The Company manages its U.S. dealer network through the direct sales force and independent manufacturers' representatives. The Company's sales management team includes a Vice President of Sales and Marketing, a Vice President of U.S. and Canadian Sales, ten Regional Sales Managers, and a National Accounts Manager. This team directs the activities of the independent manufacturers' representatives, direct sales representatives and sales support specialists. Independent manufacturers' representatives, direct sales representatives and sales support specialists sell products from all three of the Company's major product groups (see "Products").

         The Company's international sales efforts are conducted through a Vice President of International Sales, a Director of European Sales, a South American Sales Manager, and a Director of Far East Sales. The Company also has direct sales representatives and a customer satisfaction staff in the Far East, Germany and France. The Company's international sales employees sell products from all three major product groups. International sales accounted for approximately 22%, 21% and 18% of the Company's net sales for fiscal year 1998, 1997 and 1996, respectively.

         The Company's marketing organization is currently staffed by Product Managers, who are assigned to each of the Company's principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

         The Company's U.S. dealer customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) is undergoing significant consolidation, particularly among dealers specializing in home care products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company's products as a result of greater purchasing power and market dominance enjoyed by larger customers.

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

         The Company believes that it is the U.S. market leader for OSA therapy products, non-invasive ventilatory support products, and invasive portable volume ventilation products. However, other manufacturers, including other larger and more experienced manufacturers of home health care products, are active in these markets and the Company expects that competition will increase. In its major market segments, the Company competes with two principal competitors, Mallinckrodt, Inc. ("Mallinckrodt") and ResMed, Inc. ("ResMed"). Mallinckrodt, which is the Company's largest major competitor and has the largest financial resources of the Company's competitors, offers an array of products which compete with all of the Company's products. ResMed competes with the Company in the OSA and non-invasive ventilatory support markets. The Company also competes with Invacare Corp. and with divisions of Sunrise Medical, Inc. and Thermo Election Corporation in several product lines.

         Similar to the Company's customer base, the medical device manufacturing industry is also undergoing significant consolidation. Several of the Company's competitors have announced or completed mergers, such as the acquisition of Nellcor-Puritan Bennett by Mallinckrodt. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers which can utilize the financial and technical resources that may be made available as a result of the consolidation.


Research and Development

         The Company believes that its ability to identify product opportunities, to respond to the needs of cardiopulmonary and other physicians and their patients in the treatment of respiratory and other disorders and to incorporate the latest technological innovations into its medical products has been and will continue to be important to its success. The Company's research and development efforts are focused on understanding the problems faced by cardiopulmonary physicians and their patients' needs and on maintaining the Company's technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers (including sleep laboratories) to supplement these research and development efforts. The Company's research and development efforts enable it to capitalize on opportunities in the respiratory medical product market by upgrading its current products as well as developing new products.

         The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 183 engineers and technicians in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $20,225,000 (6% of net sales) in fiscal year 1998, $17,836,000 (6% of net sales) in fiscal year 1997 and $14,567,000 (6% of net sales) in fiscal year 1996 to support product enhancement and new product development.

         New product introductions in all of the Company's core product areas took place during fiscal years 1996, 1997 and 1998, including the products in the Great Performers family, the BiPAP Vision Hospital Ventilatory Support System, new versions of the Tranquility and Quantum units, a new sleep diagnostic product, a new oxygen concentrator, and several new face mask products. The Company expects to release a variety of new devices in its core product areas in fiscal year 1999. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See "Regulatory Matters."

         In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in new markets, most notably infant care and fetal monitoring.

         The Company has obtained the North American rights to a patented technology from Spectrx, Inc. for a non-invasive method of measuring the level of bilirubin in the blood of infants. The current method of measuring bilirubin levels to diagnose jaundice in infants, the "heel stick", involves drawing blood from the infant and is a painful, costly and time consuming procedure. The non-invasive method for measuring bilirubin has obvious advantages over the heel stick and will allow the detection and diagnosis of jaundice to occur in the entire spectrum of infant care, from hospital to home. The Spectrx device, called the BiliCheck, is expected to be launched in Canada in the second quarter of fiscal year 1999. An application for U.S. regulatory clearance to market has been filed, and the U.S. launch of the BiliCheck will begin when this clearance is received.

         The Company also owns proprietary technology in the area of fetal oximetry monitoring. The current technology utilized in the United States for determining fetal well-being during labor and delivery involves monitoring fetal heart rate. The Company believes that fetal heart rate is reliable as a measure of fetal distress only about 50% of the time, and as a result unnecessary cesarean deliveries are performed, increasing costs and medical/legal exposure. The Company's fetal oximetry technology will give clinicians new oxygen data relative to fetal well being and will also provide heart rate data, thereby providing a more complete picture of the fetus's status. The fetal oximetry product is currently under development and is also undergoing clinical evaluation.

         The Company also maintains a New Ventures Group at its facility in Plum Borough, Pennsylvania. Led by a Senior Vice President of New Ventures, this group of employees, which includes engineers, researchers, technicians, and business development experts, is charged with identifying product, technology, and business opportunities outside of the Company's core products areas.

Patents, Trademarks and Licenses

         The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has 120 U.S. and foreign patents and has additional U.S. and foreign patent applications pending.

         The Company also has 153 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

         The Company is a party to two legal actions relating to its patents and the patents of its competitors. See "Item 3 - Legal Proceedings" for more information regarding these actions.

Regulatory Matters

         The Company's products are subject to regulation by, among other governmental entities, the FDA and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products. On June 1, 1997, new FDA regulations governing the manufacture of medical devices took effect. These regulations imposed new requirements on device manufacturers such as design controls. In manufacturing and marketing its products, the Company must comply with FDA regulations and is subject to various other FDA recordkeeping requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and uncertain. The FDA also regulates the clinical testing of medical devices. Moreover, clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA regulations can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, clearances or approvals for the Company's products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

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

         Foreign regulatory approvals vary widely depending on the country.
The Company has received ISO 9001 certification for its Murrysville, Marietta and Westminster facilities from the International Organization of Standards, a quality standards organization based in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union's Medical Device Directives, to affix the "CE Mark" to the Company's products marketed throughout the world. The primary component of the certification process was an audit of the facilities' quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving its original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.


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

          Early in calendar year 1998, government policy makers began a review of the coverage guidelines for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Ventilatory Support Systems and Quantum Pressure Support Ventilators. The majority of end users of these products participate in federal government insurance programs that are impacted by the decisions of HCFA regarding these coverage guidelines. As part of this review process, the DMERC's, which are the entities that process insurance claims for federal government insurance programs, attended a "consensus conference" on non-invasive ventilation in February 1998. This consensus conference was organized and attended by members of the National Association for Medical

Direction of Respiratory Care, an association of clinicians involved in respiratory care. Other attendees included representatives from HCFA, the DMERC's, representatives from major medical and trade associations and equipment manufacturers and distributors. The conference was intended to develop a consensus regarding appropriate clinical criteria for the use of non-invasive ventilation in the home. During the third and fourth quarters of fiscal year 1998, the Company's sales of non-invasive ventilatory support products for home use in the United States were adversely affected by the uncertainty in the market that this coverage guideline review created and the corresponding reduction in the purchase of these units by the Company's dealer customers pending resolution of the coverage guidelines.

         In July 1998, the DMERC's issued their draft basic coverage policy for the use of non-invasive ventilation in the home. These draft guidelines as issued were believed by industry observers to be more restrictive than the findings of the consensus conference, particularly with regard to the certifications required of prescribing physicians, the requirement of in-hospital testing prior to use and the requirement for a three part evaluation during this in-hospital testing. In addition, the guidelines as drafted appear to contemplate changes in reimbursement classifications in addition to changes in coverage policies.

         The Company filed formal comments on the DMERC draft guidelines in September 1998 as permitted by DMERC and HCFA regulations. A variety of trade and medical associations, device manufacturers and home care distributors also filed formal comments. The Company, and the other groups filing comments, agreed that while coverage guidelines are needed, the guidelines as drafted are too restrictive, do not reflect the findings of the consensus conference and will in fact increase the total cost of medical care for patients who could benefit from non-invasive ventilatory support in the home while at the same time limiting patient access to this type of therapy.

         The Company estimates that the final coverage policy will be published by the DMERC's in late calendar year 1998 or early calendar year 1999 after the comments which have been filed have been reviewed and considered. While the Company cannot predict with certainty the provisions of the final coverage policy, it believes that favorable modifications will be made from the draft version that was released in July 1998. However, there can be no assurances that the final coverage policy will be favorably modified or that it will not be as or more restrictive than the draft policy. The Company expects that its sales of non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the issuance of the guidelines until the final guidelines are issued, or for the foreseeable future if final guidelines are issued that are either as restrictive as, or more restrictive than, the draft guidelines. During the quarter ended June 30, 1998, sales of non-invasive ventilatory support units for home use in the United States accounted for less than 10% of the Company's total sales.

         The Company has obtained "procedure codes" for its home care products from HCFA. These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare. In addition, many private insurance programs also use the HCFA procedure code system. However, reimbursement levels can be reduced after a procedure code has been established.

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


Employees

         The Company currently has 2,045 employees, including 741 hourly employees in the U.S. and 642 hourly employees in the Far East. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

         Financial information concerning foreign and domestic operations and export sales is discussed in Item 1 "Business -- Sales, Distribution and Marketing" and set forth in Note I of the Consolidated Financial Statements included in this Annual Report.


Item 2.  Properties
         ----------

         Information with respect to the location and general character of the principal properties of the Company is included in Item 1 "Business -- Manufacturing and Properties".


Item 3.   Legal Proceedings
          -----------------


U.S. ResCare Litigation

         In January 1995 ResCare, a former subsidiary of ResMed, filed an action (the "California suit") against the Company in the United States District Court for the Southern District of California alleging that in the manufacture and sale in the U.S. of nasal masks and CPAP systems and components, the Company infringes three U.S. patents, two of which are owned by and one of which is licensed to ResCare (the "ResCare Patents"). The patents involved in the California suit deal with basic CPAP, mask applications and with a "ramp" feature of ResCare's CPAP devices. In the complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the ResCare patents.

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

         In January 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's mask patent. In September 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's basic CPAP patent. It is the Company's belief, based upon its investigation and discovery to date, that the ResCare patents are invalid or unenforceable and that, even if they are valid and enforceable, none of the Company's products infringe any of the patents. The Company intends to vigorously defend and pursue this litigation and strongly believes that the outcome should be favorable to the Company.

AirSep Patent Infringement Litigation

         In November 1996, the Company filed an action in the United States District Court for the Western District of Pennsylvania against AirSep Corporation ("AirSep") alleging that AirSep infringes one of the Company's patents covering its bi-level OSA technology and seeking a preliminary and permanent injunction, damages for infringing sales, and special damages for willful infringement.

         AirSep has answered the Company's complaint and has denied, in all material respects, the allegations of the Company's complaint and has filed a counterclaim alleging that the Company's bi-level patent involved in the litigation is invalid and is unenforceable.

         After a hearing, the Court entered an injunction in November 1997 preliminarily enjoining AirSep from infringing the Company's bi-level patent. AirSep filed an appeal with the United States Court of Appeals for the Federal Circuit. In September 1998 the Appeals Court affirmed the preliminary injunction. A trial date has not yet been set.


Healthdyne Technologies, Inc. Shareholder Litigation

         As noted in the Healthdyne Technologies Form 10-Q for the quarter ended June 30, 1997, Healthdyne Technologies, Inc. (now Respironics Georgia, Inc.) ("Healthdyne") and certain of its directors are defendants in a class action lawsuit brought on behalf of Healthdyne shareholders in connection with an unsuccessful takeover bid for Healthdyne made by Invacare Corp. The shareholder litigation is covered by insurance, and the Company believes that the lawsuit is mooted by the merger of Healthdyne with and into a wholly-owned subsidiary of the Company.


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





Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

         During the fourth quarter of the fiscal year 1998, no matters were submitted to a vote of security holders.

                                   PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.
         ----------------------------------------------------------------------

         As of June 30, 1998, 32,678,632 shares of the Company's common stock were issued and outstanding. These shares are traded in the over-the-counter market and are reported on the NASDAQ National Market system under the symbol "RESP". As of September 21, 1998, there were 3,323 holders of record of the Company's common stock.

         The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

         High and low sales price information for the Company's common stock for the applicable quarters is shown below.

Fiscal year ending June 30, 1998:

                                     First   Second  Third   Fourth
                                     ------  ------  ------  ------
High                                 $28.13  $30.38  $29.63  $29.13
Low                                  $21.00  $21.50  $20.63  $14.50

Fiscal year ending June 30, 1997:

                                     First   Second  Third   Fourth
                                     ------  ------  ------  ------
High                                 $25.00  $25.00  $22.25  $21.50
Low                                  $17.25  $13.50  $16.75  $17.75

Item 6. Selected Financial Data
        -------------------------------

                                      (In thousands except per share data)
Income Statement Data:
                                                     Year Ended June 30
                                   1998        1997    1996      1995     1994
                                  ------      -----   -------   -------  -------

Net sales                       $ 351,576  $ 314,542 $ 236,471 $ 203,704 $156,025
Cost of goods sold                180,650    161,283   120,597   108,794   80,627
                                ---------- --------- --------- --------- --------
                                  170,926    153,259   115,874    94,910   75,398

General and administrative
  expense                          37,200     30,103    23,038    19,824   15,373
Sales, marketing and
  commission expense               65,560     58,391    42,327    36,423   28,244
Research and development
  expense                          20,225     17,836    14,567    11,413    8,016
Nonrecurring charges                  -0-        -0-       -0-       -0-    7,086
Merger related costs               40,751        -0-       -0-       -0-      -0-
Costs associated with
  unsolicited offer to acquire
  Healthdyne Technologies, Inc.       650      2,150       -0-       -0-      -0-
Interest expense                    4,189      3,173     2,514     1,625      463
Other income                       (1,513)    (2,379)   (1,900)   (1,619)    (831)
                                 ---------  --------  --------  -------- --------
Income before income taxes          3,864     43,984    35,328    27,244   17,047
Income taxes                        5,689     17,559    13,842    10,323    6,141
                                 ---------  --------  --------  -------- --------

Net income (loss)                $ (1,825)  $ 26,425  $ 21,486  $ 16,921 $ 10,906

                                 =========  ========  ========  ======== ========

Diluted earnings (loss)          $  (0.06)  $   0.82  $   0.71  $   0.58 $   0.39
  per share
                                 =========  ========  ========  ======== ========

Weighted average number
of shares used in computing
diluted earnings per share         32,098     32,352    30,285    29,008   28,100


Balance Sheet Data:
                                           June 30

                            1998       1997         1996      1995        1994
                         -------    -------       ------     ------     ------
Working capital        $ 137,550   $ 110,566   $ 135,564   $ 71,292   $ 53,931
Total assets             328,102     298,769     232,924    154,088    108,667
Total long-term
obligations               69,316      48,985      33,035     30,113     11,354
Shareholder's equity     200,840     191,056     162,644     91,185     71,809

-------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7.  Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------
Results of Operations

          Net sales for fiscal year 1998 were $351,576,000, representing a 12% increase in net sales over the $314,542,000 recorded in fiscal year 1997. 1997 net sales represented a 33% increase over the $236,471,000 recorded in fiscal year 1996. Increases in sales for the periods presented were due to increases in unit and dollar sales for the Company's major product lines and, to a lesser extent, to sales generated by two companies acquired during fiscal year 1997 (see Note K to the Consolidated Financial Statements for additional information regarding these acquisitions). Sales for the second half of fiscal year 1998 were adversely impacted by a decrease in sales of the Company's non-invasive ventilatory support products compared to prior year levels. These sales decreases were caused by uncertainty in the market concerning insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policy makers issued a draft coverage policy in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers and home care dealers, have filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. The Company estimates that a final coverage policy will be issued in late calendar year 1998 or early calendar year 1999 and believes that until these final guidelines are issued, sales of its non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the issuance of the guidelines. If the final guidelines issued are either as restrictive as, or more restrictive than, the draft guidelines, the Company's sales of its non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted. In addition, the Company is also experiencing more general challenges in its marketplace due to the January 1998 reductions in Medicare reimbursement for oxygen therapy, which adversely affected many of the Company's dealer customers.

          The Company's gross profit held constant at 49% of net sales for fiscal years 1998, 1997 and 1996, reflecting the fact that decreases in average selling prices for the Company's major products (which had been expected over the period) were offset by manufacturing support costs increasing at rates less than the rate of sales increase, lower product costs and sales mix.

          General and administrative expenses were $37,200,000 (11% of net sales) for fiscal year 1998 as compared to $30,103,000 (10% of net sales) for fiscal year 1997 and $23,038,000 (10% of net sales) for fiscal year 1996. The increases in expenses for the periods presented were due primarily to increased information systems costs, legal fees, allowances for doubtful accounts and other administrative expenses. The increases were also due to costs incurred by the Company's Respironics Colorado, Inc. ("Respironics Colorado") and Stimotron Medizinische Gerate GmbH ("Stimotron") subsidiaries, since their acquisition in October 1996 and February 1997, respectively. Finally, amortization of the goodwill generated by those acquisitions is included in general and administrative expenses starting at the date of acquisition. These increased expenses for fiscal year 1998 were offset by cost reductions that the Company obtained since the February 1998 closing of the merger with Healthdyne.

          Sales, marketing and commission expenses were $65,560,000 (19% of net sales) for fiscal year 1998 as compared to $58,391,000 (19% of net sales) for fiscal year 1997 and $42,327,000 (18% of net sales) for fiscal year 1996. The increases in expenses for the periods presented were due primarily to increased costs for advertising, trade shows and related marketing communication activities, international sales and marketing activities and sales and marketing management. The increases were also due to costs incurred by the Company's Respironics Colorado and Stimotron subsidiaries since their acquisition. Respironics Colorado has a network of 19 fully staffed customer satisfaction centers throughout the U.S., a portion of the costs of which are included in sales, marketing and commissions. In addition, because a portion of the Company's distribution activities in Germany are managed through Stimotron, most of Stimotron's operating expenses are included in sales, marketing and commissions. These increased expenses for fiscal year 1998 were offset by cost reductions that the Company obtained since the February 1998 closing of the merger with Healthdyne.

          Research and development expenses were $20,225,000 (6% of net sales) for fiscal year 1998 as compared to $17,836,000 (6% of net sales) for fiscal year 1997 and $14,567,000 (6% of net sales) for fiscal year 1996. The increase in expenses for the periods presented were due to continuing development work on a variety of new products in each of the Company's major product lines. Specifically, significant development and clinical work was conducted, and is continuing, on the Company's obstructive sleep apnea therapy products and the next generation versions of the Company's non-invasive ventilation products. Additional development work and clinical trials are being conducted in the Company's other primary product areas and in certain product areas outside the Company's core products.

         During the fiscal year 1998, the Company incurred $40,751,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction such as legal and investment banking fees ($9,500,000), severance and other employment related costs ($9,500,000) and asset write downs to reflect decisions made regarding product and operational standardization (inventory; $11,000,000, other assets, $8,000,000). See Note M to the Consolidated Financial Statements for additional information regarding merger costs. During fiscal years 1998 and 1997, the Company also incurred $2,800,000 in costs associated with an unsolicited offer by a third party to acquire Healthdyne.

         The Company's effective income tax rate from operations (i.e. excluding the impact of the merger costs described above) was 40% for fiscal year 1998 as compared to 40% for fiscal year 1997 and 39% for fiscal year 1996. Changes in the Company's effective income tax rate are due primarily to changes in the relative proportions of taxable income attributable to its U.S. and European operations versus taxable income attributable to its Hong Kong and Peoples Republic of China operations because the U.S. and European operations pay income taxes at a higher rate (approximately 41% before available income tax credits) than do the Hong Kong and Peoples Republic of China operations. For the fiscal year 1996 to 1997 comparison, the proportion of taxable income attributable to the U.S. and European operations increased, due in part to taxable income generated by the Company's new subsidiaries, Respironics Colorado and Stimotron, since their acquisitions. Accordingly, since these U.S. operations pay income tax at a higher rate than do the Hong Kong and Peoples Republic of China operations the result was an increased effective tax rate for 1997. The Company's effective income tax rate for fiscal year 1998 including the impact of the merger charges was 147% because certain of the direct expenses of the merger transaction, such as investment banking and legal fees, are not deductible for income tax purposes.

          As a result of the factors described above, the Company's net income
(loss) was $(1,825,000) (1% of net sales) or $(.06) per diluted share for fiscal year 1998 as compared to $26,425,000 (8% of net sales) or $0.82 per diluted share for fiscal year 1997 and $21,486,000 (9% of net sales) or $0.71 per diluted share for fiscal year 1996. Excluding the impact of the merger costs and the costs associated with the unsolicited offer to acquire Healthdyne, the Company's net income was $27,270,000 (8% of net sales) or $0.82 per diluted share for fiscal year 1998 and $27,714,000 (9% of net sales) or $0.86 per diluted share for fiscal year 1997.


Financial Condition, Liquidity and Capital Resources

          The Company had working capital of $137,550,000 and $110,566,000 at June 30, 1998 and 1997, respectively. Net cash used by operating activities was $13,042,000 for fiscal year 1998, as compared to net cash provided by operating activities of $19,904,000 and $9,864,000 for fiscal years 1997 and 1996, respectively. The net use of cash by operating activities for the fiscal year 1998 as compared to net cash provided by operating activities in fiscal year 1997 was due primarily to lower earnings (including the impact of the cash portion of the merger costs incurred), increases in inventory and accounts receivable and decreases in accounts payable and accrued expenses. The increase in cash provided by operating activities from fiscal year 1996 to fiscal year 1997 was due primarily to higher earnings, an increase in inventory in fiscal year 1997 in an amount smaller than the increase in that account in the prior year and increases in accounts payable and accrued expenses.

         Net cash used by investing activities was $20,013,000, $69,717,000 and $11,466,000 for fiscal years 1998, 1997 and 1996, respectively. Net cash used by investing activities for fiscal year 1997 included $49,865,000 relating to the October 21, 1996 acquisition of LIFECARE International, Inc. and $9,000,000 relating to the February 26, 1997 acquisition of Stimotron. The majority of the remaining cash used by investing activities for all periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in all periods was provided by positive cash flows from financing activities, accumulated cash and short-term investment balances, and for the prior year periods, positive cash flows from operating activities. See Note K to the Consolidated Financial Statements for additional information regarding these acquisitions. Funding for the Stimotron acquisition was provided by a $9,000,000 loan received from a commercial bank in February 1997 under the terms of a credit agreement. See Notes D and K to the Consolidated Financial Statements for additional information about long-term obligations and acquisition financing.

         Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations and also includes proceeds of $46,832,000 from a public offering of 2,374,000 shares of common stock completed in April 1996 along with proceeds from the issuance of common stock under the Company's stock option plans during each of the years presented.

         On August 21, 1998, the Company's Board of Directors authorized a stock buy back of up to 1,000,000 shares of the Company's outstanding common stock.
As of September 21, 1998, the Company has repurchased 551,000 shares in open market transactions. Shares that are repurchased are added to treasury shares pending future use and will reduce the number of shares outstanding.

         On May 8, 1998, the Company finalized a $100,000,000 revolving credit facility with a group of commercial banks. This credit facility was used to refinance approximately $55,000,000 of the Company's long term debt with the remaining balance of the facility available for future borrowing. The revolving credit facility permits borrowings and repayments until its maturity in May 2003. The revolving credit facility is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate ("LIBOR"). As of June 30, 1998, the resulting interest rate on amounts outstanding under the revolving credit facility was approximately 6.10%. See Note D to the Consolidated Financial Statements for additional information about the credit facility.

          The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

         The Company believes that positive cash flow from operating and financing activities, the availability of additional funds under its new revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 1999 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).


Year 2000

         State of Readiness. The Company is currently executing an overall Year 2000 compliance strategy utilizing the services of a Year 2000 consulting firm. A program management office is in place consisting of full time staff resources from both the Company and the consulting firm to address the four identified primary risk areas: core business information systems and technology; issues relative to the Company's products; issues relative to third party product and service providers; and issues relative to the Company's facilities.

         Year 2000 compliance of the Company's core business information systems and technology has been largely addressed with the recent implementation of Year 2000 compliant enterprise-wide resource planning ("ERP") software at each of the Company's major locations. One implementation of Year 2000 compliant software remains to be completed at the Company's German distribution subsidiary and is expected to be completed during fiscal year 1999.

         A technical review of the Company's current and discontinued product lines addressing Year 2000 issues has been completed; one non-compliance was found and has been corrected. A strategy for dealing with customer inquiries regarding Year 2000 compliance of the Company's products has been implemented as well.

         A review of issues relating to third party product and service providers' Year 2000 compliance, including defining inventory and vendor management processes, planning a third party compliance assessment and identifying potential contingency planning and remediation strategies, is currently in process. This review is currently scheduled to be completed in October 1998. Based upon the results of this review, a detail project plan for addressing third party product and supplier issues will be developed and carried out. The Company's current expectation is that issues relating the third party product and suppliers' Year 2000 compliance will be resolved by June 1999.

         A preliminary review of issues relating to the Year 2000 compliance of the Company's facilities infrastructure has been completed and no major problems or significant risks are anticipated based on this preliminary review.

         Year 2000 Costs. Total costs for the Company's Year 2000 compliance efforts are currently estimated to be approximately $11,000,000. The majority of these costs relate to the ERP system installations and upgrades and have been, and will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been, and will be charged directly to expense. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below).

         Risks and Contingency Plans. Based on the Year 2000 compliance work conducted to date and described above, the Company's most significant risk, and its reasonably likely worst case scenario relative to Year 2000 compliance, appears to be that upon completion of its review of its third party product and service providers' Year 2000 compliance, it determines that certain of its third party product and service suppliers may not be Year 2000 compliant. If such product and service suppliers in fact do not become Year 2000 compliant in a timely manner and these suppliers cannot provide the Company with products and services in a timely and cost effective manner, future operating results could be adversely affected. The Company believes that the vendor management process that is currently being developed will identify these potential risks.

         While a formal contingency plan for dealing with third party product and service providers who are not Year 2000 compliant has not been completed, the Company expects to have several options available to deal with identified non-compliance.

         For product and services where the Company's needs are not unique or where a long term relationship with a supplier does not exist, a search for alternative suppliers who are Year 2000 compliant would be conducted and suppliers changed as needed prior to January 1, 2000.

         While the Company believes that raw materials and components for its products are readily available from a number of suppliers and believes that its service needs are not significantly unique from other companies, it is possible that for some of its suppliers who are identified as being non-compliant, certain remediation strategies with the supplier may be employed, at least initially, as an alternative to switching suppliers because of the operational difficulties that switching suppliers could cause. These remediation strategies include, but are not limited to, increasing purchases from the suppliers in question prior to January 1, 2000 to provide a safety stock if the supplier experiences difficulty and providing the Company's Year 2000 compliance resources to assist the supplier in becoming compliant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

Interest Rates:

         The Company's primary interest rate risk relates to its long term debt obligations. At June 30, 1998, the Company had total long term obligations, including the current portion of those obligations, of $72,436,000. Of that amount, $3,516,000 was in fixed rate obligations and $68,920,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the June 30, 1998 weighted average interest rate of 6.12% to a weighted average interest rate of 6.73%), annual interest expense would be approximately $422,000 higher based on the June 30, 1998 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

Foreign Exchange Rates:

         A substantial majority of the Company's sales, expenses, and cash flows are transacted in U.S. dollars. For the year ended June 30, 1998, sales denominated in currencies other than the U.S. dollar (primarily the German mark, and to a lesser extent the French franc and the Chinese yuan) totaled $28,404,000, or approximately 8% of total sales. Pre-tax income denominated in currencies other than the U.S. dollar (primarily the Hong Kong dollar and the German mark) totaled $3,611,000, or approximately 8% of total pre-tax income excluding the impact of merger costs and costs related to an unsolicited offer to acquire Healthdyne. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $2,840,000 and a decrease in net income of $361,000 for the year ended June 30, 1998. The Company's entities that operate in Germany, France, Hong Kong and China have certain accounts receivable and accounts payable denominated in U.S. dollars in addition to receivable and payable accounts in their home currencies which can act to further mitigate the impact of foreign exchange rate changes. The Company has no significant foreign currency exchange contracts.


Inflation
           Inflation has not had a significant effect on the Company's business during the periods discussed.


Item 8.  Consolidated Financial Statements
         ---------------------------------

          Index to Consolidated Financial Statements

          Report of Independent Auditors.................................. 24

          Consolidated Balance Sheets as of June 30, 1998 and 1997........ 25

          Consolidated Statements of Operations for the
            years ended June 30, 1998, 1997 and 1996...................... 27

          Consolidated Statements of Cash Flows for the
            years ended June 30, 1998, 1997 and 1996...................... 28

          Consolidated Statements of Shareholders' Equity
            for the years ended June 30, 1998, 1997 and 1996.............. 29

          Notes to Consolidated Financial Statements...................... 30

Report of Independent Auditors


Board of Directors
Respironics, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                            /s/ Ernst & Young, LLP

Pittsburgh, Pennsylvania
September 28, 1998

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                            June 30

                                                      1998            1997
                                                 ------------------------------

ASSETS

CURRENT ASSETS

  Cash and short-term investments                $  14,874,753    $  18,630,657
  Trade accounts receivable, less allowance for
     doubtful accounts of $8,246,000 and
     $4,908,000                                     90,985,120       78,096,383
  Inventories                                       58,897,764       56,008,256
  Prepaid expenses and other                        14,977,842        9,161,299
  Deferred income tax benefits                      14,948,226        6,795,897
                                                 -------------    -------------
                   TOTAL CURRENT ASSETS            194,683,705      168,692,492

PROPERTY, PLANT AND EQUIPMENT
  Land                                               3,360,885        3,327,775
  Building                                          13,564,623       12,936,177
  Machinery and equipment                           54,087,893       43,822,845
  Furniture, office and computer equipment          27,170,001       17,059,117
  Leasehold improvements                             1,148,251        1,236,327
                                                 -------------    -------------
                                                    99,331,653       78,382,241
  Less allowances for depreciation
     and amortization                               50,408,095       36,287,759
                                                 -------------    -------------
                                                    48,923,558       42,094,482
  Funds held in trust for construction
     of new facility                                   817,820        1,754,452

OTHER ASSETS                                        14,774,380       12,871,491

COST IN EXCESS OF NET ASSETS OF
  BUSINESSES ACQUIRED                               68,902,667       73,356,458
                                                 -------------    -------------
                                                 $ 328,102,130    $ 298,769,375
                                                 =============    =============


See notes to consolidated financial statements.

                                                            June 30

                                                      1998            1997
                                                 ------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  20,966,011    $  24,148,853
  Accrued expenses and other                        33,048,316       32,176,590
  Current portion of long-term obligations           3,119,617        1,801,211
                                                 -------------    -------------
      TOTAL CURRENT LIABILITIES                     57,133,944       58,126,654

LONG-TERM OBLIGATIONS                               69,316,177       48,984,933

MINORITY INTEREST                                      812,116          602,072

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
  100,000,000 shares; issued and outstanding
  32,678,632 shares at June 30, 1998 and
  31,656,900 shares at June 30, 1997                   326,786          316,569
  Additional capital                               105,376,608       92,838,205
  Cumulative effect of foreign currency
    translations                                    (1,416,465)        (689,813)
  Retained earnings                                 97,648,469       99,473,203
  Treasury stock                                    (1,095,505)        (882,448)
                                                 -------------    -------------
  TOTAL SHAREHOLDERS' EQUITY                       200,839,893      191,055,716
                                                 -------------    -------------

                                                 $ 328,102,103    $ 298,769,375
                                                 =============    =============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                 Year Ended June 30
                                                       1998             1997             1996
                                                  -----------------------------------------------
Net sales                                         $ 351,576,443    $ 314,541,736    $ 236,471,388
Cost of goods sold                                  180,650,363      161,283,031      120,596,973
                                                  -------------    -------------    -------------
                                                    170,926,080      153,258,705      115,874,415

General and administrative expenses                  37,200,146       30,102,668       23,038,072
Sales, marketing and commission expenses             65,560,336       58,391,202       42,326,836
Research and development expenses                    20,224,584       17,835,838       14,567,293
Merger related costs                                 40,751,079              -0-              -0-
Costs associated with an unsolicited offer
   to acquire Healthdyne Technologies, Inc.             650,000        2,150,000              -0-
Interest expense                                      4,188,740        3,173,497        2,514,926
Other income                                         (1,513,291)      (2,378,746)      (1,900,320)
                                                  -------------    -------------    -------------
                                                    167,061,594      109,274,459       80,546,807
                                                  -------------    -------------    -------------

               INCOME BEFORE INCOME TAXES             3,864,486       43,984,246       35,327,608

Income taxes                                          5,689,220       17,559,494       13,842,000
                                                  -------------    -------------    -------------

               NET (LOSS) INCOME                  $  (1,824,734)   $  26,424,752    $  21,485,608
                                                  =============    =============    =============

Basic (loss) earnings per share                   $       (0.06)   $        0.84    $        0.73
                                                  =============    =============    =============

Basic shares outstanding                             32,097,955       31,292,658       29,293,152
                                                  =============    =============    =============

Diluted (loss) earnings per share                 $       (0.06)   $        0.82    $        0.71
                                                  =============    =============    =============

Diluted shares outstanding                           32,097,955       32,352,208       30,285,000
                                                  =============    =============    =============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                         Year Ended
                                                                            June 30
                                                            1998             1997             1996
                                                       -----------------------------------------------
OPERATING ACTIVITIES
  Net (loss) income                                    $  (1,824,734)   $  26,424,752    $  21,485,608
  Adjustments to reconcile net (loss) income to net
    cash (used) provided by operating activities:
  Depreciation                                            10,586,890        7,420,375        6,167,223
  Amortization                                             3,428,791        2,773,294          853,445
  Provision for asset write offs                          18,134,483              -0-              -0-
  Provision for deferred income taxes                     (8,152,329)        (803,924)         286,142
  Changes in operating assets and liabilities:
  Increase in accounts receivable                        (14,888,737)     (11,021,845)      (9,654,178)
  Accounts receivable sold with recourse                   5,892,000        3,953,000              -0-
  Increase in inventories and other current assets       (20,282,088)      (5,850,801)      (7,867,192)
  Increase in other assets                                (1,902,889)      (4,705,223)      (3,471,210)
  (Decrease) increase in accounts payable and accrued
   expenses                                               (4,032,945)       1,714,683        2,064,543
                                                       -------------    -------------    -------------

              NET CASH (USED) PROVIDED BY
                 OPERATING ACTIVITIES                    (13,041,558)      19,904,311        9,864,381

INVESTING ACTIVITIES
  Purchase of property, plant and equipment              (20,012,780)     (11,186,005)     (10,066,499)
  Acquisition of businesses, net of cash acquired                -0-      (58,531,208)      (1,400,000)
                                                       -------------    -------------    -------------

                    NET CASH USED BY
                  INVESTING ACTIVITIES                   (20,012,780)     (69,717,213)     (11,466,499)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                     68,500,000       21,750,000       13,250,000
  Reduction in long-term obligations                     (46,850,350)     (22,168,575)     (10,350,370)
  Issuance of common stock                                 8,378,449        3,132,056       49,819,919
  Acquisition of treasury stock                             (213,057)        (843,560)         (38,888)
  Increase (decrease) in minority interest                   210,044         (283,248)         206,252
                                                       -------------    -------------    -------------

             NET CASH PROVIDED BY
             FINANCING ACTIVITIES                         30,025,086        1,586,673       52,886,913

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (726,652)        (689,813)             -0-
                                                       -------------    -------------    -------------

            (DECREASE) INCREASE IN CASH AND
                SHORT-TERM INVESTMENTS                    (3,755,904)     (48,916,042)      51,284,795

Cash and short-term investments at beginning of period    18,630,657       67,546,699       16,261,904
                                                       -------------    -------------    -------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD       $  14,874,753    $  18,630,657    $  67,546,699
                                                       =============    =============    =============


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                         Cumulative
                                                                          Effect of
                                           Common Stock                   Foreign                    Treasury Stock
                                       -------------------  Additional    Currency      Retained   ------------------
                                         Shares    Amount     Capital   Translations    Earnings   Shares    Amount       Total
                                       ---------- -------- ------------ ------------  -----------  ------ -----------  ------------
BALANCE AT JUNE 30, 1995               28,136,095 $281,361 $ 39,343,064  $         0  $51,562,843       0 $         0  $ 91,187,268

Net income for the year ended
  June 30, 1996                                 0        0            0            0   21,485,608       0           0    21,485,608

Shares sold pursuant to stock option
  plans                                   420,298    4,203    2,960,389            0            0       0           0     2,964,592

Acquisition of treasury stock                   0        0            0            0            0   1,819     (38,888)      (38,888)


Income tax benefit from exercise of
  stock options                                 0        0      192,000            0            0       0           0       192,000

Net proceeds from shares sold in
  public offering                       2,373,589   23,736   46,831,591            0            0       0           0    46,855,327
                                       ---------- -------- ------------  -----------  -----------  ------ -----------  ------------
  BALANCE AT JUNE 30, 1996             30,929,982  309,300   89,327,044            0   73,048,451   1,819     (38,888)  162,645,807

Net income for the year ended
  June 30, 1998                                 0        0            0            0   26,424,752       0           0    26,424,752

Shares sold pursuant to stock option
  plans                                   726,918    7,269    3,124,786            0            0       0           0     3,132,056

Acquisition of treasury stock                   0        0            0            0            0  46,000    (843,560)     (843,560)


Income tax benefit from exercise of
  stock options                                 0        0      386,374            0            0       0           0       386,374

Translation adjustments                         0        0            0     (689,813)           0       0           0      (689,813)

                                       ---------- -------- ------------  -----------  -----------  ------ -----------  ------------
  BALANCE AT JUNE 30, 1997             31,656,900  316,569   92,838,205     (689,813)  99,473,203  47,819    (882,448)  191,055,716

Net loss for the year ended
  June 30, 1998                                 0        0            0            0   (1,824,734)      0           0    (1,824,734)


Shares sold pursuant to stock option
  plans                                 1,021,732   10,217    8,368,232            0            0       0           0     8,378,449

Net acquisition and use of treasury
  stock                                         0        0            0            0            0   2,208    (213,057)     (213,057)


Income tax benefit from exercise of
  stock options                                 0        0    4,170,171            0            0       0           0     4,170,171

Translation adjustments                         0        0            0     (726,652)           0       0           0      (726,652)

                                       ---------- -------- ------------  -----------  -----------  ------ -----------  ------------
  BALANCE AT JUNE 30, 1998             32,678,632 $326,786 $105,376,608  $(1,416,465) $97,648,469  50,027 $(1,095,505) $200,839,893
                                       ========== ======== ============  ===========  ===========  ====== ===========  ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of Respironics, Inc. (the "Company"), its wholly owned domestic and foreign subsidiaries, and a foreign joint venture in which it holds a 51% ownership. The joint venture partner's 49% equity interest is included in the Company's financial statements as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Merger; Pooling of Interests Accounting:
-------------------------------
In February 1998, the Company merged a wholly owned subsidiary with Healthdyne Technologies, Inc. ("Healthdyne") in a stock for stock merger by issuing approximately 12,000,000 shares of the Company's common stock in exchange for the outstanding shares of Healthdyne. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include, for all periods presented, the combined financial results and financial position of the Company and Healthdyne. Healthdyne has since been renamed Respironics Georgia, Inc. Sales and net income for the six months ended December 31, 1997 (the most recent interim period prior to the pooling) were $105,369,000 and $11,447,000, respectively, for Respironics and $80,852,000 and $5,361,000,
respectively, for Healthdyne. Intercompany transactions prior to the combination were not material.

Revenue Recognition:
-------------------
Revenue is recognized from sales when a product is shipped to a customer location.

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

Earnings per Share:
------------------
The Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share", on December 31, 1997 which prescribes the calculation methodology and financial reporting requirements for basic and diluted earnings per share. Basic earnings per share are based on the weighted average number of shares actually outstanding. Diluted earnings per share are based on the weighted average number of shares actually outstanding and dilutive potential shares, such as dilutive stock options which are determined using the treasury stock method. All prior period earnings per share data presented in these financial statements have been restated to conform to the provisions of Statement No. 128.

Cash and Short-Term Investments:
---------------------------------
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash and short-term investments.

Capitalized Software Production Costs:
---------------------------------------
Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives of the products that include such software. Total net capitalized software production costs were $1,978,000 and $2,522,000 at June 30, 1998 and 1997, respectively.

Advertising Costs:
------------------
Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 1998, 1997 and 1996 were $1,138,000, $1,006,000 and $853,000 respectively.

Goodwill:
---------
The cost in excess of the fair value of net assets of businesses acquired is amortized on the straight line method over periods from 15 to 40 years. Accumulated amortization was $8,117,000 and $4,029,000 at June 30, 1998 and 1997.


Accrued Expenses and Other:
---------------------------
Accrued expense and other includes accrued compensation of $6,062,000 and $7,899,000 at June 30, 1998 and 1997 respectively.

Recently Issued Accounting Standards:
-------------------------------------
In June 1998, the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for the Company's fiscal year ended June 30, 1999 and relate to the disclosure of financial information not found in the basic financial statements. Statement No. 130 establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in financial statements. Comprehensive income is intended to include certain items that are not reflected in the statement of operations, such as foreign currency translation adjustments. Statement No. 131 changes the way public companies report segment information and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently studying the provisions of these Statements and has not adopted such provisions in the June 30, 1998 financial statements.

Use of Estimates:
------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States and Hong Kong. These investments are readily convertible to cash and are stated at cost which approximates market.


NOTE C -- INVENTORIES

Inventories consisted of the following:

                                                    June 30

                                              1998         1997
                                           -----------  -----------

Raw materials                              $18,540,521  $24,712,760
Work-in-process                              7,570,524    5,237,043
Finished goods                              32,786,719   26,058,453
                                           -----------  -----------
                                           $58,897,764  $56,008,256
                                           ===========  ===========

NOTE D -- LONG TERM OBLIGATIONS

Long-term obligations consisted of:


                                                            June 30
                                                       1998         1997
                                                    -----------  ------------

1989 Economic Development
 Revenue Bonds, variable interest
 rate (effective rate of 4.63%,
 including letter of credit and
 remarketing fees, at June
 30, 1998), principal payable in
 annual installments of $200,000
 through 2004                                       $1,400,000    $1,600,000

Industrial Development Authority
Loan, payable in monthly install-
ments of $13,777, including interest
at 3%, through June 2005                             1,021,786     1,154,297

Redevelopment Authority Loan,
payable in quarterly installments
of $14,533, including interest at 5%,
through June 2005                                      371,589       409,934

Redevelopment Authority Loan,
payable in monthly installments of
$6,296, including interest at 2%,
through July 2009                                      746,275       805,448

Industrial Development Authority
Loan, payable in monthly install-
ments of $7,289, including interest
at 2%, through March 2010                              926,144       996,190

Industrial Development Revenue Bond,
payable in quarterly installments of
$40,000 plus interest at a floating
rate (effective rate of 5.57% including
letter of credit fees at June 30, 1998)
through November 2009                                4,520,000     4,720,000

Unsecured promissory note incurred in
connection with business acquisition;
interest at 6%; principal with accrued
interest payable in two annual installments
which began June 1997                                     --         573,000

Unsecured, noninterest-bearing obligation
incurred in connection with business
acquisition; payable in 1998                           450,000       450,000

Commercial Bank  Credit Agreement,
payable in one lump sum in May 2003
including interest at a floating rate
(6.19% at June 30, 1998)                            63,000,000     9,000,000

Commercial Bank Revolving Credit
Agreement                                                --       31,075,000



Other                                                  --              2,275
                                                   -----------   -----------
                                                   $72,435,794   $50,786,144
Less current portion                                 3,119,617     1,801,211
                                                   -----------   -----------
                                                   $69,316,177   $48,984,933
                                                   ===========   ===========


The Economic Development Revenue Bonds, the Industrial Development Authority Loans, and the Redevelopment Authority Loans are secured by mortgages upon the Company's manufacturing facility in Murrysville, Pennsylvania. The Revenue Bond is secured by a mortgage upon the Company's facility in Westminster, Colorado. Proceeds from the bonds and the loans were used to finance the construction and expansion of the facilities. The Commercial Bank Revolving Credit Agreement, under which a total of $100,000,000 is available, is unsecured. The Company is required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage. At June 30, 1998 the Company was in compliance with these covenants. The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.15%, on the unused portion of the facility.

The Commercial Bank Revolving Credit Agreement was an obligation of Healthdyne, which merged with the Company in February 1998. The total commitment available under the Agreement was $50,000,000 and the Agreement was secured by inventories, accounts receivable, and certain intangible assets of Healthdyne. Amounts outstanding under this Agreement were paid off at the closing of the merger using proceeds from the Commercial Bank Credit Agreement described above.

Scheduled maturities of long-term obligations for the next five years are as follows:

                                            Maturities of
                                            Long-Term Debt
                                            --------------


            1999                            $ 1,119,617
            2000                                678,370
            2001                                687,500
            2002                                696,941
            2003                             63,507,480
      Thereafter                              5,745,886
                                            --------------

           TOTAL                            $72,435,794
                                            ==============



Interest paid was $3,790,000, $2,962,000 and $2,453,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE E - OPERATING LEASES

The Company leases its corporate headquarters, its customer satisfaction centers and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 1998 are as follows:


Year ending June 30                     Amount
-------------------                     ------

1999                               $ 2,969,000
2000                                 1,988,000
2001                                 1,393,000
2002                                   988,000
2003                                   644,000

Total rent expense for the years ended June 30, 1998, 1997 and 1996 was $3,318,000, $2,533,000 and $1,440,000, respectively.


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

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                         June 30, 1998              June 30, 1997
                                   Carrying        Fair           Carrying     Fair
                                   Amount          Value          Amount       Value
                                   ---------    ----------      ----------  ---------

Cash and Short Term
 Investments                     $14,874,753    $14,874,753    $18,630,657  $18,630,657
Long Term Obligations             72,435,794     72,435,794     50,786,144   50,786,144

NOTE G -- INCOME TAXES

Income before income taxes consisted of the following:

                                                        Year ended June 30
                                            1998             1997             1996
                                         -----------      -----------      -----------

     United States                       $  253,254        $40,455,546      $33,960,330
     Foreign                              3,611,232          3,528,700        1,367,270
                                         -----------       -----------      -----------
     Total                               $3,864,486        $43,984,246      $35,327,608
                                         ===========       ===========      ===========

                                                       Year Ended June 30
                                                1998          1997          1996
                                             -----------   -----------   -----------

Income taxes consisted of:

  Current
     Federal                                 $11,046,816   $14,578,734   $11,203,772
     Foreign                                     648,804     1,485,216        96,316
     State                                     2,145,929     2,299,468     2,255,770
     Tax benefit from exercise
         of stock options                     (4,170,171)     (386,374)     (192,000)
                                             ------------  ------------  ------------
                                               9,671,378    17,977,044    13,363,858



Deferred:
     Federal                                  (7,017,573)     (796,731)      237,643
     State                                    (1,134,756)       (7,193)       48,499
                                             ------------  ------------  ------------
                                              (8,152,329)     (803,924)      286,142
                                             ------------  ------------  ------------
  Credit to additional paid in
         capital for tax benefit
         from stock option
         exercises                             4,170,171       386,374       192,000
                                             ------------  ------------  ------------

         TOTAL INCOME TAXES
                                              $5,689,220   $17,559,494   $13,842,000
                                             ============  ============  ============

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:


                                                         Year Ended June 30
                                                      1998     1997     1996
                                                     ------   ------   -----

Statutory federal income tax rate                       35%      35%     35%
Increases (decreases):
     State taxes                                        17        3       4
     Foreign taxes                                     (13)      -0-     -0-
     Tax credits                                       (29)      -0-     -0-
     Non-deductible expenses (primarily
       certain merger related costs)                   137       -0-     -0-
     Other items, net, none of which
      individually exceeds 5% of
      federal income taxes at statutory
      rates                                             -0-       2      -0-
                                                     -------  ------  ------

EFFECTIVE INCOME TAX RATE                              147%      40%     39%
                                                     =======  ======  ======


Deferred income tax assets consisted of the following:


                                                             June 30
                                                       1998            1997
                                                    ----------      -----------


     Allowance for bad debts                      $ 2,527,747       $1,310,410
     Depreciation                                   1,709,546          513,468
     Accruals and reserves not
       deducted for tax purposes                   10,710,933        4,972,019
                                                   -----------      -----------
     Total                                        $14,948,226       $6,795,897
                                                  ===========       ==========

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $11,890,000 at June 30, 1998.


Income taxes paid were $18,473,851, $17,674,183 and $12,708,766 for the years ended June 30, 1998, 1997 and 1996, respectively.


NOTE H -- STOCK OPTION AND PURCHASE PLANS

The Company has in place the 1984 Incentive Stock Option Plan (the "1984 Plan") and the 1992 Stock Incentive Plan (the "1992 Plan") which provide options to eligible employees to purchase common stock over five or ten years at option prices not less than fair market value at the time of the grant. Options become exercisable no sooner than six months from the date of the grant at rates that vary depending on the plan and are subject to possible acceleration in certain circumstances. Under the 1992 Plan, options may include cash payment rights and eligible employees may receive awards of restricted shares of the Company's common stock. The 1984 Plan, which terminated as to new grants in 1993, had 3,400,000 options approved for issuance. The 1992 Plan has 1,000,000 options and restricted shares approved for issuance.

The Company also has in place the 1991 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). All options under the Directors' Plan are granted to members of the Company's Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase 5,100 shares on the third business day following the Company's annual meeting of shareholders. These grants will continue until options for all the shares available under the Directors' Plan have been granted. Such options are granted at fair market value on the date of grant. For options granted under the Directors' Plan, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the Directors' Plan expire ten years after the date of grant. The Directors' Plan has 300,000 options approved for issuance.

Healthdyne had in place, prior to its merger with the Company, four stock option plans: the 1993 Stock Option Plan; the 1993 Nonemployee Director Stock Option Plan; the 1995 Stock Option Plan II; and 1996 Stock Option Plan. Options granted under all the Healthdyne plans were exercisable at the fair market value of Healthdyne's common stock at the date of grant and became exercisable ratably over a period of three years from the date of grant. Under the terms of the merger, all options granted under the Healthdyne plans but not exercised as of the merger date were converted to options to purchase Respironics common stock using the exchange ratio of 0.922 Respironics option for each Healthdyne option granted but not exercised. The exercise price of the outstanding Healthdyne options was correspondingly adjusted by the 0.922 exchange ratio as well. At the date of the merger, the outstanding Healthdyne options were converted into a total of 1,360,061 options to purchase Respironics common stock. Under the terms of the Healthdyne plans, all such options became immediately exercisable at the date of the merger and the plans terminated as to new grants. All future stock option grants will be made from Respironics stock option plans.

Pertinent information regarding options under all Plans is as follows:

                                                          Option Shares
                                                          -------------
                                                        Year Ended June 30
                                                   1998        1997        1996
                                                 ---------   ---------   ---------

Outstanding at beginning of period
Granted:                                         2,696,987   3,122,661   3,367,807
   Price range ($18.56 - $26.84)                   248,500
   Price range ($ 9.70 - $23.25)                               429,274
   Price range ($10.85 - $22.75)                                           362,445

Exercised:
   Price range ($ 1.00 - $22.75)                (1,017,589)
   Price range ($ 1.00 - $16.25)                              (684,111)
   Price range ($ 1.00 - $16.25)                                          (416,119)

Canceled                                           (84,350)   (170,837)   (191,472)
                                                  ---------   ---------   ---------
Outstanding at end of period (Weighted average
 price $11.96)                                    1,843,278   2,696,987   3,122,661
                                                 ==========  ==========  ==========

Exercisable at end of period                     1,458,557   2,345,365   2,838,454
                                                 ==========  ==========  ==========

Shares available for future grant                  577,377     741,527     999,964
                                                 ==========  ==========  ==========



The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $12.09, $7.86 and $9.43, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                     1998         1997         1996
                                                    ------       ------      ------

          Expected volatility                       43.12%        39.75%      40.20%
          Expected dividend yield                    none          none        none
          Risk-free interest rate                    5.67%         6.11%       7.49%
          Expected life of stock options                5             5           5

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


                                              1998             1997           1996
                                          -----------       -----------   -----------


    Net earnings (loss):
       As reported                        $(1,824,734)      $26,424,752   $21,485,608
       Pro forma                           (3,243,498)       25,462,011    20,995,240
    Diluted earnings (loss) per share:
       As reported                              (0.06)             0.82          0.71
       Pro forma                                (0.10)             0.79          0.69


In March 1997, the Company adopted an Employee Stock Purchase Plan ("Plan") under which employees can purchase common stock of the Company through payroll deductions. The purchase price under the Plan is the lesser of 85% of the market value of the Company's common stock on either the first or last day of the Plan year. The maximum amount each employee can purchase is equal to 20% of annual compensation. There are no charges or credits to income in connection with the Plan. Shares are purchased with the funds set aside through payroll deductions at the end of each Plan year. Healthdyne had a similar Employee Stock Purchase Plan in place until its termination in December 1997 in anticipation of the merger.

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

NOTE I -- FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR
            CUSTOMERS

                                                         Year Ended June 30
                                                1998            1997          1996
                                            ------------    ------------   -----------


NET SALES
 United States:
   Unaffiliated customers                   $317,032,121    $290,988,977   $232,061,370
   Interarea transfers                        25,318,249      16,030,250        551,002
                                            ------------    ------------   -----------
                                             342,350,370     307,019,227    232,612,372
 Europe:
   Unaffiliated customers                     24,094,532      14,348,947         --

 Far East:
   Unaffiliated customers                     10,449,790       9,203,812      4,410,018
   Interarea transfers                         4,713,133       4,883,257      7,433,684
                                            ------------    ------------   -----------
                                              15,162,923      14,087,069     11,843,702


Elimination--Transfers                       30,031,382       20,913,507     7,984,686
                                           ------------     ------------  ------------

 NET SALES                                 $351,576,443     $314,541,736  $236,471,388
                                           ============     ============  ============

OPERATING PROFIT
 United States                             $ 52,861,539      $50,800,333   $41,631,740
 Europe                                       1,037,896        2,138,534       --
 Far East                                     4,172,253        3,453,349     1,543,241
                                           ------------     ------------  ------------

OPERATING PROFIT                             58,071,688       56,392,216    43,174,981

Corporate expense                            50,018,462        9,234,473     5,332,447
Interest expense                              4,188,740        3,173,497     2,514,926
                                           ------------     ------------  ------------

INCOME BEFORE INCOME
      TAXES                                 $ 3,864,486      $43,984,246   $35,327,608
                                           ============     ============  ============

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

Additional information regarding assets and liabilities by geographic area follows:

                                                       June 30
                                                 1998          1997
                                             ------------  ------------

IDENTIFIABLE ASSETS
  United States                              $257,892,111  $249,716,983
  Europe                                       20,032,689    10,109,490
  Far East                                     10,572,147     9,652,898
                                             ------------  ------------
                                              288,496,947   269,389,371

  Corporate assets (primarily
  cash and short-term
  investments and deferred
  income taxes)                                29,822,979    25,426,555
                                             ------------  ------------

  TOTAL ASSETS                               $318,319,926  $294,815,926
                                             ============  ============


TOTAL ASSETS
 United States                               $280,174,789  $267,930,230
 Europe                                        20,718,545    10,897,618
 Far East                                      17,426,592    15,988,078
                                             ------------  ------------

                                             $318,319,926  $294,815,926
                                             ============  ============

TOTAL LIABILITIES
 United States                               $109,122,934  $ 95,145,188
 Europe                                         4,844,086     6,036,274
 Far East                                       3,513,013     2,578,748
                                             ------------  ------------
                                             $117,480,033  $103,760,210
                                             ============  ============

The Company develops, manufactures and markets medical devices for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to distributors in the health care industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. Sales to one customer of the United States segment accounting for 10% or more of net sales were $27,138,000 for the year ended June 30, 1996. No single customer accounted for 10% or more of net sales for the years ended June 30, 1997 or June 30, 1998.

NOTE J -- RETIREMENT PLANS

The Company has a Retirement Savings Plan which is available to all United States employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100% rate and may make discretionary contributions. Healthdyne also maintained a similar plan in a multi-employer arrangement. Employees who participate in the Healthdyne plan will begin participating in the Company's Retirement Savings Plan in fiscal year 1999. Total Company contributions to these plans was $877,000, $759,000 and $638,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

Healthdyne also maintained an unfunded nonqualified defined benefit pension plan for a select group of its senior management. The benefits under the Plan are based on the employee's compensation during the three calendar years in which the individual's base salary is the highest and actual years of service. In connection with the merger, this defined benefit pension plan was frozen and is expected to be terminated. For 1998, 1997 and 1996, the assumptions used in developing the projected benefit obligation were a discount rate of 7.0% and a rate of increase in compensation of 5.0%. The pension liability is expected to be paid to participants during fiscal year 1999 when the plan is terminated.


Net periodic pension cost of the plan was as follows:

                                                     Year Ended June 30

                                                  1998      1997      1996
                                                  ----      ----      ----

Service cost on benefits
  earned during the year                        $250,204  $232,135  $107,230
Interest cost on projected
  benefit obligation                             185,615   160,255    87,750
Net amortization and deferral                     59,613    72,952    33,975
                                                --------  --------  --------
Net periodic pension cost                       $495,432  $465,342  $228,955
                                                ========  ========  ========


The actuarial present value of benefit obligations and funded status of the Company's defined benefit pension plans was as follows:


                                                     Year Ended June 30
                                                   1998              1997
                                                   ----              ----


Vested benefit obligation                       $1,173,772       $  869,250
                                                ==========       ==========
Accumulated benefit obligation                  $1,252,311       $  950,935
                                                ==========       ==========
Projected benefit obligation                    $3,465,256       $2,475,244
Unrecognized net gain (loss)                    (1,011,009)        (467,892)
Unrecognized prior service cost                   (924,674)        (973,211)
                                                ----------       ----------
Net pension liability                           $1,529,573       $1,034,141
                                                ==========       ==========

The Company's current benefit program does not provide postretirement benefits to employees.

NOTE K-- SIGNIFICANT ACQUISITIONS

In February 1998, the Company merged a wholly owned subsidiary with Healthdyne Technologies, Inc. ("Healthdyne") in a stock for stock merger by issuing approximately 12,000,000 shares of the Company's common stock in exchange for the outstanding shares of Healthdyne. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include, for all periods presented, the combined financial results and financial position of the Company and Healthdyne. Healthdyne has since been renamed Respironics Georgia, Inc.

In February 1997, the Company acquired the capital stock of Stimotron Medizinische Gerate GmbH ("Stimotron"). Stimotron was based in Wendelstein, Germany and was the exclusive distributor for the Company's products in that country. The initial consideration paid was $9,000,000 in cash, with the terms of the transaction providing for additional consideration of up to $5,000,000 in cash over the next four years based upon the achievement of certain financial results in Germany. Financing for the initial consideration was obtained from a commercial bank, and financing for the additional consideration, if needed, is expected to come from the Company's Commercial Bank Credit Agreement. The acquisition was treated as a purchase for financial reporting purposes, and accordingly the Company's results of operations include the results of operations of Stimotron since the acquisition date. Goodwill generated by the acquisition will be amortized over 20 years on a straight line basis.

In October 1996, the Company acquired the capital stock of LIFECARE International, Inc., a developer, manufacturer and marketer of respiratory therapy products, with its primary focus on portable home ventilation therapy, based in Westminster, Colorado (LIFECARE International, Inc. has since been renamed Respironics Colorado, Inc.). Consideration paid was $50,000,000 in cash. Financing for the acquisition came primarily from the proceeds of a public offering completed by the Company in April 1996. The acquisition was treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of Respironics Colorado, Inc. since the acquisition date. Goodwill generated by the acquisition will be amortized over 20 years on a straight line basis.


NOTE L -- CONTINGENCIES

The Company is a party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's sale in the United States of certain products infringes a total of four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated, and discovery is currently underway. The Court has granted the Company's motions for summary judgment that the Company does not infringe two of the competitor's patents.
The Company believes that none of its products infringe any of the patents in question in the event that any one or more of such patents should be held to be valid and it intends to vigorously defend this position.

In connection with a customer leasing program between Healthdyne and two independent leasing companies, the Company is contingently liable in the event of a customer default to the leasing companies within certain limits for unpaid installment receivables transferred to the leasing companies. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the Company is required to record certain of these transferred lease receivables as collateralized borrowing arrangements. Accordingly, the Company has included $9,782,000 and $3,953,000 of receivables sold with recourse as assets in prepaid expenses and other at June 30, 1998 and 1997, respectively, and has recorded offsetting liabilities at those dates in accrued expense and other.

NOTE M -- MERGER COSTS

During the year ended June 30, 1998, the Company incurred approximately $41,000,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction ($9,500,000), employment related costs ($9,500,000), asset write downs to reflect decisions made regarding product and operational standardization (inventory; $11,000,000, other assets; $8,000,000), and other merger related costs ($3,000,000). Transaction and employment costs incurred but not yet paid have been credited to accrued expense and asset write downs have been credited against the applicable asset accounts. Included in asset write downs is $1,000,000 resulting from Healthdyne and Respironics conforming accounting practices as they relate to the recording of the allowance for doubtful accounts.


NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Year Ended June 30
                                              1998                1997                1996
                                              ----                ----                ----
Numerator:

Net (loss) income                      $    (1,824,734)    $    26,424,752     $    21,485,608

Denominator:

Denominator for basic
  earnings per share -
  weighted average
  shares                                    32,097,955          31,292,658          29,293,152

Effect of Dilutive
Securities:

   Stock Options                                   -0-           1,059,550             991,848
                                       ---------------     ---------------     ---------------

Denominator for
  diluted earnings per
  share - adjusted
  weighted average
  shares and assumed
  conversions                               32,097,955          32,352,208          30,285,000
                                       ===============     ===============     ===============

Basic (Loss) Earnings
Per Share                              $         (0.06)    $          0.84     $          0.73
                                       ===============     ===============     ===============

Diluted (Loss) Earnings
Per Share                              $         (0.06)    $          0.82     $          0.71
                                       ===============     ===============     ===============

On August 21, 1998, the Company's Board of Directors authorized a stock buy back of up to 1,000,000 shares of the Company's outstanding common stock. Such shares will be added to treasury shares pending future use and will reduce the number of shares outstanding.

NOTE O-- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 1998 and 1997:

                                                        1998
                                                        ----
                                                  Three Months Ended
                                     September 30  December 31     March 31      June 30
                                     ------------  -----------     -----------   -----------

Net Sales                            $90,750,000   $95,472,000     $80,128,000   $85,227,000

Gross Profit                          45,022,000    47,093,000      38,228,000    40,583,000

Merger Related Costs                       --            --         37,503,000     3,248,000

Costs Associated with
  Unsolicited Offer to
  Acquire Healthdyne                     650,000        --              --            --

Net Income (Loss)                      7,853,851    8,953,000      (22,250,000)   3,618,000

Basic Earnings (Loss) Per Share              .25          .28             (.69)         .11

Diluted Earnings (Loss) Per Share            .24          .27             (.69)         .11


                                                      1997
                                                      ----
                                                Three Months Ended
                                    September 30  December 31     March 31      June 30
                                    -----------   -----------     ----------   -----------

Net Sales                            $63,309,000   $76,053,000     $83,485,000   $91,695,000

Gross Profit                          31,092,000    35,867,000      40,340,000    45,960,000

Costs Associated with
  Unsolicited Offer to
  Acquire Healthdyne                       --            --          1,300,000       850,000

Net Income                             5,715,000     6,236,000       6,373,000     8,101,000

Basic Earnings Per Share                     .18           .20             .20           .26

Diluted Earnings Per Share                   .18           .19             .20           .25




Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                   PART III

Items 10 through 13.
--------------------

          In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 1998 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 19, 1998, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

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

(a) (1)   Financial Statements:
          ---------------------

          The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated September 28, 1998, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.


(a) (2) Financial Statement Schedules:
        ------------------------------
                                                       Page
                                                       ----
          Financial Statement Schedules:

          Valuation and Qualifying Accounts..........   46

(a) (3)   Exhibits:..................................   47
          --------


                         FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

COL. A                          COL. B            COL. C              COL. D       COL. E

                                                     ADDITIONS
                                Balance at    Charged to   Charged to                 Balance
                                Beginning of  Costs and    Other Accts.- Deductions   at End
                                Period        Expenses     Describe      Describe     of Period
DESCRIPTION
                                ------------  ----------   -------------- ----------- ----------
Year ended June 30, 1998:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                     $4,908,000     $2,838,000  $500,000(a)    $           $8,246,000
                                ==========     ==========  ==========     ====        ==========
Year ended June 30, 1997:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                     $2,566,000     $2,342,000  $              $           $4,908,000
                                ==========     ==========  ============== ====        ==========
Year ended June 30, 1996:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                     $1,724,000     $842,000    $              $           $2,566,000
                                ==========     ==========  ============== ====        ==========

(a) Added in connection with a business combination accounted for as a purchase.

                                   EXHIBITS

Exhibit No.            Description and Method of Filing
-----------            --------------------------------

3.1           Restated Certificate of Incorporation of the Company, filed as
              Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No. 33-36459.

3.4 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No. 33-89308.

3.5 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6 By-Laws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7 Amendment to By-Laws of the Company adopted on June 3, 1998, filed as Exhibit 3.7 to this Annual Report.

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

10.13         Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as
              Exhibit 10.13 to this Annual Report.

10.14         Healthdyne Technologies, Inc. Stock Option Plan, filed as
              Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.15         Healthdyne Technologies, Inc. Non-Employee Director Stock
              Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.16 Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

10.17 Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, and PNC BANK, NATIONAL ASSOCIATION as the Issuing Bank, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit
              10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.18 Employment Agreement dated December 30, 1996 between the Company and Steven P. Fulton, filed as Exhibit 10.15 to Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

10.19 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

10.20 Agreement and Plan of Reorganization and related Agreement and Plan of Merger, each dated as of November 10, 1997, by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc. a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.21 Form of Amendment to Agreement and Plan of Reorganization and related Agreement and Plan of Merger, dated as of December __ , 1997 by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc., a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.22 Employment Agreement dated November 11, 1977 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to this Annual Report.

10.23 Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to this Annual Report.

10.24 Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to this Annual Report.

10.25 Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to this Annual Report.

10.26 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.21 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.27 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.28 Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics, Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q

              (File No. 000-16723) dated November 14, 1997.

10.29 Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.30 Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.31 Tax Sharing Agreement, dated April 21, 1995 between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

10.32 Administrative Services Agreement, dated March 31, 1993, between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as Exhibit
              10.2 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.33 Tax Indemnity Agreement, dated as of April 21, 1995, by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.20 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.34         Lease Agreement, dated December 20, 1993, between Max L.
              Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.35 Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to this Annual Report.

10.36 Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to this Annual Report.

21.1          List of Subsidiaries, filed as Exhibit 21.1 to this Annual Report.

23.1          Consent of Ernst & Young, filed as Exhibit 23.1 to this Annual
              Report.

 (b)  Reports on Form 8-K:
     --------------------

Not applicable.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RESPIRONICS, INC.

                                         /s/ Dennis S. Meteny
                                    By:  _______________________________
                                         Dennis S. Meteny, President and
                                         Chief Executive Officer

Date:  September 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 24, 1998:

        /s/ Dennis S. Meteny                    /s/ James H. Hardie
 -------------------------------------   -------------------------------------
            Dennis S. Meteny                        James H. Hardie
             (President and                            (Director)
        Chief Executive Officer
             and Director)
     (Principal Executive Officer)

       /s/ Daniel J. Bevevino
 -------------------------------------   -------------------------------------
           Daniel J. Bevevino                       Donald H. Jones
  (Vice President and Chief Financial                  (Director)
               Officer)
     (Principal Accounting Officer)

       /s/ Gerald E. McGinnis                  /s/ Craig B. Reynolds
 -------------------------------------   -------------------------------------
           Gerald E. McGinnis                      Craig B. Reynolds
            (Chairman of the                           (Director)
          Board of Directors)


       /s/ Daniel P. Barry
 -------------------------------------   -------------------------------------
            Daniel P. Barry                         Joseph C. Lawyer
               (Director)                              (Director)


       /s/ Douglas A. Cotter
 -------------------------------------   -------------------------------------
           Douglas A. Cotter                    George J. Magovern, M.D.
               (Director)                              (Director)



-------------------------------------
         J. Terry Dewberry
             (Director)

                                EXHIBITS INDEX

Exhibit No.            Description and Method of Filing
-----------            --------------------------------
3.1           Restated Certificate of Incorporation of the Company, filed as
              Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No. 33-36459.

3.4 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No. 33-89308.

3.5 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6 By-Laws of the Company, filed as Exhibit 3.4 to Amendment 3.1 No. 2 to Form S-1, Registration No. 33-20899.

3.7 Amendment to By-Laws of the Company adopted on June 3, 1998, filed as Exhibit 3.7 to this Annual Report.

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

10.13         Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as
              Exhibit 10.13 to this Annual Report.

10.14         Healthdyne Technologies, Inc. Stock Option Plan, filed as
              Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.15 Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.16 Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.17 Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, and PNC BANK, NATIONAL ASSOCIATION as the Issuing Bank, PNC BANK NATIONAL

              ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit
              10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.18 Employment Agreement dated December 30, 1996 between the Company and Steven P. Fulton, filed as Exhibit 10.15 to Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

10.19 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual
              Report on Form 10-K for the fiscal year ended June 30, 1997.

10.20 Agreement and Plan of Reorganization and related Agreement and Plan of Merger, each dated as of November 10, 1997, by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc. a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.21 Form of Amendment to Agreement and Plan of Reorganization and related Agreement and Plan of Merger, dated as of December __ , 1997 by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc., a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.22 Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to this Annual Report.

10.23 Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to this Annual Report.

10.24 Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to this Annual Report.

10.25 Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to this Annual Report.

10.26 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.21 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.27 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.28 Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.29 Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.30 Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.31 Tax Sharing Agreement, dated April 21, 1995 between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

10.32 Administrative Services Agreement, dated March 31, 1993, between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as Exhibit
              10.2 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.33 Tax Indemnity Agreement, dated as of April 21, 1995, by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.20 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.34         Lease Agreement, dated December 20, 1993, between Max L.
              Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.35 Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to this Annual Report.

10.36 Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to this Annual Report.

21.1          List of Subsidiaries filed as Exhibit 21.1 to this Annual Report.

23.1          Consent of Ernst & Young, filed as Exhibit 23.1 to this Annual
              Report.