Form 10-Q
period 1998-09-30
RESPIRONICS INC
filed 1998-11-16
CIK 780434

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
  -
     Exchange Act of 1934 for the quarterly period ended September 30, 1998
                                                         ------------------
     or

  - Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to

     ______________


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

As of October 31, 1998, there were 31,593,323 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.    Financial Statements (Unaudited).

           Consolidated balance sheets -- September 30, 1998 and June 30, 1998.

           Consolidated statements of operations -- Three months ended September 30, 1998 and 1997.

           Consolidated statements of cash flows-- Three months ended September 30, 1998 and 1997.

           Notes to consolidated financial statements -- September 30, 1998.


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

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.



SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                        September 30             June 30
                                                                            1998                  1998
                                                                    ---------------------------------------
ASSETS

CURRENT ASSETS
    Cash and short-term investments                                 $     18,021,446      $     14,874,753
    Trade accounts receivable, less allowance for
        doubtful accounts of $9,002,000 and $8,246,000                   100,460,194            90,985,120
    Inventories                                                           58,696,355            58,897,764
    Prepaid expenses and other                                            14,203,417            14,977,842
    Deferred income tax benefits                                          14,948,226            14,948,226
                                                                     ----------------      ----------------
                         TOTAL CURRENT ASSETS                            206,329,638           194,683,705

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                   3,346,378             3,360,885
    Building                                                              12,350,905            13,564,623
    Machinery and equipment                                               51,846,745            54,087,893
    Furniture, office and computer equipment                              31,907,028            27,170,001
    Leasehold improvements                                                 1,158,701             1,148,251
                                                                     ----------------      ----------------
                                                                         100,609,757            99,331,653
    Less allowances for depreciation
        and amortization                                                  49,501,561            50,408,095
                                                                     ----------------      ----------------
                                                                          51,108,196            48,923,558
    Funds held in trust for construction
        of new facility                                                      827,357               817,820

OTHER ASSETS                                                              14,820,434            14,774,380

COST IN EXCESS OF NET ASSETS OF
    BUSINESS ACQUIRED                                                     68,149,854            68,902,667
                                                                     ----------------      ----------------
                                                                    $    341,235,479      $    328,102,130
                                                                     ================      ================

See notes to consolidated financial statements.

                                                                   September 30                 June 30
                                                                       1998                       1998
                                                              ---------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                              $      18,339,345          $      20,966,011
Accrued expenses and other                                           36,024,762                 33,048,316
Current portion of long-term obligations                                671,972                  3,119,617
                                                                ----------------           ----------------
       TOTAL CURRENT LIABILITIES                                     55,036,079                 57,133,944

LONG-TERM OBLIGATIONS                                                85,186,815                 69,316,177

MINORITY INTEREST                                                       792,997                    812,116

COMMITMENTS

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value; authorized
       100,000,000 shares; issued and outstanding
       32,708,059 shares at September 30, 1998 and
       32,678,632 shares at June 30, 1998                               327,081                    326,786
Additional capital                                                  105,589,711                105,376,608
Cumulative effect of foreign currency translations                     (167,845)                (1,416,465)
Retained earnings                                                   103,957,681                 97,648,469
Treasury stock                                                       (9,487,040)                (1,095,505)
                                                                ----------------           ----------------
       TOTAL SHAREHOLDERS' EQUITY                                   200,219,588                200,839,893
                                                                ----------------           ----------------
                                                              $     341,235,479          $     328,102,130
                                                                ================           ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                 Three months ended
                                                                                    September 30
                                                                          1998                       1997
                                                                   -------------------------------------------
 Net sales                                                         $    86,411,576            $    90,750,509
 Cost of goods sold                                                     44,765,995                 45,728,001
                                                                      -------------             --------------
                                                                        41,645,581                 45,022,508

General and administrative expenses                                     10,651,109                  9,328,880
Sales, marketing and commission expenses                                14,994,078                 15,930,269
Research and development expenses                                        4,553,781                  5,416,648
Costs associated with an unsolicited offer to acquire
  Healthdyne Technologies, Inc.                                                  0                    650,000
Interest expense                                                         1,118,182                  1,038,724
Other income                                                              (186,924)                  (431,323)
                                                                      -------------             --------------
                                                                        31,130,226                 31,933,198
                                                                      -------------             --------------

                       INCOME BEFORE INCOME TAXES                       10,515,355                 13,089,310

Income taxes                                                             4,206,142                  5,236,443
                                                                      -------------             --------------

                                  NET INCOME                             6,309,213                  7,852,867
                                                                      =============             ==============

Basic earnings per share                                           $          0.19            $          0.25
                                                                      =============             ==============

Basic shares outstanding                                                32,412,848                 31,643,637

Diluted earnings per share                                         $          0.19            $          0.24
                                                                      =============             ==============

Diluted shares outstanding                                              32,845,029                 33,116,672


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                  Three Months Ended September 30
                                                                                   1998                    1997
                                                                               -------------------    ------------------
OPERATING ACTIVITIES
  Net income                                                                   $      6,309,213       $       7,855,164
  Adjustments to reconcile net income to net
      cash provided by operating activities:
              Depreciation and amortization                                           4,519,804               4,046,786
              Changes in operating assets and liabilities:
                 Increase in accounts receivable                                     (9,475,074)             (4,756,319)
                 Decrease (increase) in inventories                                     201,409                (360,309)
                 Change in other operating assets and liabilities                       875,199              (1,392,484)
                                                                                 ---------------        ----------------
                      NET CASH PROVIDED BY
                         OPERATING ACTIVITIES                                         2,430,551               5,392,838

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                          (4,509,595)             (6,254,812)
  Acquisition of businesses, net of cash acquired                                            -0-               (121,000)
                                                                                 ---------------        ----------------
                      NET CASH USED BY
                         INVESTING ACTIVITIES                                        (4,509,595)             (6,375,812)

FINANCING ACTIVITIES
  Net increase in borrowings                                                         13,422,993               3,844,486
  Issuance of common stock                                                              213,398                 501,143
  (Acquisition) use of treasury stock                                                (8,391,535)                210,900
  Decrease in minority interest                                                         (19,119)                      0
                                                                                 ---------------        ----------------
                      NET CASH PROVIDED BY
                         FINANCING ACTIVITIES                                         5,225,737               4,556,529

                                                                                 ---------------        ----------------
                       INCREASE IN CASH AND
                         SHORT-TERM INVESTMENTS                                       3,146,693               3,573,555

Cash and short-term investments at beginning of period                               14,874,753              18,630,657
                                                                                 ---------------        ----------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                               $     18,021,446       $      22,204,212
                                                                                 ===============        ================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

SEPTEMBER 30, 1998



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                                                      September 30                 June 30
                                                          1998                       1998
                                                  ------------------         ------------------
                Raw materials                     $       21,857,810         $       18,540,521
                Work-in-process                            5,765,626                  7,570,524
                Finished goods                            31,072,919                 32,786,719
                                                  ------------------         ------------------
                                                  $       58,696,355         $       58,897,764
                                                  ==================         ==================

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

NOTE D MERGER; POOLING OF INTERESTS ACCOUNTING

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Results of Operations and Financial Condition", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward looking statements represent the Company's present expectations of beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include the following: third party reimbursement; increasing price competition and other competitive factors in the sale of products; the United States Food and Drug Administration (the "FDA"), the Health Care Financing Administration ("HCFA), the Durable Medical Equipment Regional Carriers ("DMERC's") and other government regulation; intellectual property and related litigation; foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, and customer consolidation and concentration.


Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1998 were $86,412,000 representing a 5% decrease from the $90,750,000 recorded for the quarter ended September 30, 1997. Sales for the quarter were adversely impacted by a decrease in sales of the Company's non-invasive ventilatory support products compared to prior year levels. This sales decrease was due primarily to uncertainty in the market concerning insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policy makers issued a draft coverage policy in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, have filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. The Company estimates that a final coverage policy will be issued in early calendar year 1999 and believes that until these final guidelines are issued, sales of its noninvasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the uncertainty regarding insurance coverage guidelines. If the final guidelines issued are either as restrictive as, or more restrictive than, the draft guidelines, the Company's sales of its noninvasive ventilatory support units for home use in the United States will continue to be negatively impacted. Sales in the current quarter of the Company's other major product line, obstructive sleep apnea products, increased on a unit and dollar basis as compared to prior year totals.

The Company's gross profit was 48% of net sales for the quarter ended September
30, 1998 as compared to 50% for the quarter ended September 30, 1997.    This
decrease in gross margin percentage was caused by lower total sales levels, sales mix, and decreases in average selling prices for certain of the Company's products (which had been expected).

General and administrative expenses were $10,651,000 (12% of net sales) for the quarter ended September 30, 1998 as compared to $9,329,000 (10% of net sales) for the quarter ended September 30, 1997. The increase in the expenses for the quarter was due primarily to increased information systems costs, legal fees, allowances for doubtful accounts, and other administrative expenses. These increased expenses were partially offset by cost reductions that the Company obtained since the February 1998 merger with Healthdyne.

Sales, marketing and commission expenses were $14,994,000 (17% of net sales) for the quarter ended September 30, 1998 as compared to $15,930,000 (18% of net sales) for the quarter ended September 30, 1997. The decrease in these expenses was due primarily to the cost reductions that the Company obtained since the closing of the merger with Healthdyne in February 1998.

Research and development expenses were $4,554,000 (5% of net sales) for the quarter ended September 30, 1998 as compared to $5,416,000 (6% of net sales) for the quarter ended September 30, 1997. The decrease in these expenses was due primarily to the elimination of duplicate development efforts since the closing of the merger with Healthdyne in February 1998. Significant product development efforts are ongoing, and new product launches in all of the Company's major product areas are planned for fiscal year 1999.

During the quarter ended September 30, 1997, the Company incurred $650,000 in costs associated with an unsolicited offer to acquire Healthdyne.

The Company's effective income tax rate was 40% for the quarter ended September 30, 1998 and for the quarter ended September 30, 1997.

As a result of the factors described above, the Company's net income was $6,309,000 (7% of net sales) or $0.19 per diluted share for the quarter ended September 30, 1998 as compared to $7,853,000 (9% of net sales) or $0.24 per diluted share for the quarter ended September 30, 1997.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $151,294,000 at September 30, 1998 and
$137,550,000 at June 30, 1998.   Net cash provided by operating activities was
$2,431,000 for the quarter ended September 30, 1998 as compared to $5,393,000 for the quarter ended September 30, 1997. The decrease in net cash provided by operating activities for the current quarter was due primarily to lower earnings, an increase in accounts receivable greater than the increase in that account last year and the payment of certain obligations related to the Healthdyne merger that had been accrued in prior periods.

Net cash used by investing activities was $4,510,000 for quarter ended September 30, 1998 as compared to $6,376,000 for the quarter ended September 30, 1997.
The majority of the cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in the current and prior quarter was provided by positive cash flows from operating activities and accumulated cash and short term investments.

Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations. In August 1998, the Company's Board of Directors authorized a stock buy-back of up to 1,000,000 shares of the Company's outstanding common stock. During the quarter ended September 30, 1998, the Company repurchased 652,000 shares under the buyback program, resulting in a use of cash of $8,400,000. In October 1998, the Company's Board of Directors authorized an additional 1,000,000 shares under the buyback program. As of November 13, 1998, the Company has repurchased a total of 1,166,000 shares in open market transactions. Shares that are repurchased are added to treasury shares pending future use and will reduce the number of shares outstanding.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of additional funds under its revolving credit facility and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1999 for operating activities, investing activities, and financing activities.

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

                                    RESPIRONICS, INC.

Date:  November 13, 1998            /s/ Daniel J. Bevevino
       ------------------           ----------------------------------

                                    Daniel J. Bevevino
                                    Vice President, and Chief
                                    Financial and Principal Accounting Officer

                                    Signing on behalf of the registrant
                                    and as Chief Financial and
                                    Accounting Officer