Form 10-Q
period 1998-12-31
RESPIRONICS INC
filed 1999-02-16
CIK 780434

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
  -  Exchange Act of 1934 for the quarterly period ended December 31, 1998
     or                                                  -----------------


     Transition Report pursuant to section 13 or 15(d) of the Securities
  -  Exchange Act of 1934 for the transition period from       to
                                                         ------   ------

Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                            25-1304989
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)


1501 Ardmore Boulevard
Pittsburgh, Pennsylvania                        15221
(Address of principal executive offices)      (Zip Code)

(Registrant's Telephone Number, including area code)  412-731-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X   No  .
                                 -      -

As of January 31, 1999, there were 31,729,323 Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- December 31, 1998 and June 30, 1998.

         Consolidated statements of operations -- Three and six months ended December 31, 1998 and 1997.

         Consolidated statements of cash flows-- Six months ended December 31, 1998 and 1997.

         Notes to consolidated financial statements -- December 31, 1998.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                   December 31                     June 30
                                                                                       1998                          1998
                                                                     --------------------------------------------------------------

ASSETS

CURRENT ASSETS
              Cash and short-term investments                                $           22,312,793         $         14,874,753
              Trade accounts receivable, less allowance for
                   doubtful accounts of $8,626,000 and $8,246,000                       111,113,051                   90,985,120
              Inventories                                                                58,688,361                   58,897,764
              Prepaid expenses and other                                                 15,364,254                   14,977,842
              Deferred income tax benefits                                               14,948,226                   14,948,226
                                                                               ---------------------          -------------------
                                       TOTAL CURRENT ASSETS                             222,426,685                  194,683,705

PROPERTY, PLANT AND EQUIPMENT
              Land                                                                        3,344,939                    3,360,885
              Building                                                                   12,412,345                   13,564,623
              Machinery and equipment                                                    54,785,549                   54,087,893
              Furniture, office and computer equipment                                   34,282,120                   27,170,001
              Leasehold improvements                                                      1,249,911                    1,148,251
                                                                               ---------------------          -------------------
                                                                                        106,074,865                   99,331,653
              Less allowances for depreciation
                          and amortization                                               52,374,095                   50,408,095
                                                                               ---------------------          -------------------
                                                                                         53,700,770                   48,923,558

              Funds held in trust for construction
                          of new facility                                                   836,202                      817,820

OTHER ASSETS                                                                             14,305,505                   14,774,380

COST IN EXCESS OF NET ASSETS OF
              BUSINESS ACQUIRED                                                          67,457,798                   68,902,667
                                                                               ---------------------          -------------------

                                                                             $          358,726,960         $        328,102,130
                                                                               =====================          ===================

See notes to consolidated financial statements.

                                                                                     December 31                   June 30
                                                                                         1998                        1998
                                                                              ------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                $            22,009,835        $         20,966,011
              Accrued expenses and other                                                   37,476,854                  33,048,316
              Current portion of long-term obligations                                        950,714                   3,119,617
                                                                                 ---------------------         -------------------
                          TOTAL CURRENT LIABILITIES                                        60,437,403                  57,133,944

LONG-TERM OBLIGATIONS                                                                      94,289,065                  69,316,177

MINORITY INTEREST                                                                             784,050                     812,116

COMMITMENTS

SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value;  authorized 100,000,000
                  shares; issued and outstanding  32,857,418
                  shares at December 31, 1998 and
                  32,678,632 shares at June 30, 1998                                          328,574                     326,786
              Additional capital                                                          106,918,454                 105,376,608
              Cumulative effect of foreign currency translations                              (77,034)                 (1,416,465)
              Retained earnings                                                           111,316,761                  97,648,469
              Treasury stock                                                              (15,270,313)                 (1,095,505)
                                                                                 ---------------------         -------------------
                          TOTAL SHAREHOLDERS' EQUITY                                      203,216,442                 200,839,893
                                                                                 ---------------------         -------------------

                                                                              $            358,726,960                 328,102,130
                                                                                ======================         ===================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES



                                                                      Three months ended                Six months ended
                                                                          December 31                      December 31
                                                                      1998             1997           1998              1997
                                                                 -----------------------------------------------------------------
Net sales                                                        $  90,197,244      $ 95,472,000   $ 176,608,820    $ 186,222,509
Cost of goods sold                                                  46,849,405        48,379,000      91,615,400       94,107,501
                                                                 --------------      ------------   -------------   --------------
                                                                    43,347,839        47,093,000      84,993,420       92,115,008

General and administrative expenses                                 10,434,081         8,843,927      21,085,190       18,172,807
Sales, marketing and commission expenses                            15,534,088        17,753,073      30,528,166       33,683,342
Research and development expenses                                    4,380,119         4,895,000       8,933,900       10,311,648
Costs associated with an unsolicited offer to acquire
              Healthdyne Technologies, Inc.                                  0                 0               0          650,000
Interest expense                                                     1,063,102         1,110,000       2,181,284        2,148,724
Other income                                                          (328,682)         (428,000)       (515,606)        (860,073)
                                                                 --------------      ------------   -------------   --------------
                                                                    31,082,708        32,174,000      62,212,934       64,106,448
                                                                 --------------      ------------   -------------   --------------

                 INCOME BEFORE INCOME TAXES                         12,265,131        14,919,000      22,780,486       28,008,560

Income taxes                                                         4,906,052         5,966,000       9,112,194       11,200,924
                                                                 --------------      ------------   -------------   --------------

                               NET INCOME                            7,359,078         8,953,000      13,668,291       16,807,636
                                                                 ==============      ============   =============   ==============

Basic earnings per share                                         $        0.23      $       0.28   $        0.43   $         0.53
                                                                 ==============      ============   =============   ==============

Basic shares outstanding                                            31,764,732        31,738,965      32,088,790       31,691,301

Diluted earnings per share                                       $        0.23      $       0.27   $        0.42   $         0.51
                                                                 ==============      ============   =============   ==============

Diluted shares outstanding                                          32,291,132        33,205,305      32,568,080       33,140,761


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                  Six Months Ended December 31

                                                                 1998                         1997
                                                        ---------------------------------------------------

OPERATING ACTIVITIES
   Net income                                           $          13,668,292              $    16,810,207
  Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                             8,983,992                    8,190,822
          Changes in operating assets and liabilities:
             Increase in accounts receivable                      (21,455,931)                 (13,393,747)
             Decrease (increase) in inventories                       359,403                   (2,685,478)
             Change in other operating assets and
              liabilities                                           6,279,181                   (6,472,299)
                                                                 ------------                  -----------
                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                           7,834,937                    2,449,505

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                       (10,541,643)                 (11,928,437)
                                                                 ------------                  -----------

                  NET CASH USED BY
                     INVESTING ACTIVITIES                         (10,541,643)                 (11,928,437)

FINANCING ACTIVITIES
  Net increase in borrowings                                       22,803,985                    6,442,261
  Issuance of common stock                                          1,543,634                    1,622,741
  (Acquisition) use of treasury stock                             (14,174,808)                     188,884
  Decrease in minority interest                                       (28,066)                     (14,986)
                                                                 ------------                  -----------
                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                          10,144,745                    8,238,900
                                                                 ------------                  -----------

                     INCREASE (DECREASE) IN CASH AND
                        SHORT-TERM INVESTMENTS                      7,438,039                   (1,240,032)

Cash and short-term investments at beginning of period             14,874,753                   18,630,657
                                                                 ------------                  -----------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD              $    22,312,792              $    17,390,625
                                                                 ============                 ============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

DECEMBER 31, 1998



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE B -- INVENTORIES

The composition of inventory is as follows:


                                                      December 31                June 30
                                                          1998                     1998
                                                  ------------------         ------------------

                Raw materials                     $       21,335,030         $       18,540,521
                Work-in-process                            5,815,167                  7,570,524
                Finished goods                            31,538,165                 32,786,719
                                                  ------------------         ------------------

                                                  $       58,688,362         $       58,897,764
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

NOTE D -- MERGER;  POOLING OF INTERESTS ACCOUNTING

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


Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1998 were $90,197,000 representing a 6% decrease from the $95,472,000 recorded for the quarter ended December 31, 1997. Sales for the six months ended December 31, 1998 were $176,609,000, a decrease of 5% over the $186,223,000 recorded in the year earlier period. Sales for the current quarter and six month period were adversely impacted by a decrease in sales of the Company's non-invasive ventilatory support products compared to prior year levels. This sales decrease was due primarily to uncertainty in the market concerning insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policy makers issued a draft coverage policy in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, have filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. The Company now estimates that a final coverage policy will be issued in June 1999 and believes that until these final guidelines are issued, sales of its noninvasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the uncertainty regarding insurance coverage guidelines. If the final guidelines issued are either as restrictive as, or more restrictive than, the draft guidelines, the Company's sales of its noninvasive ventilatory support units for home use in the United States will continue to be negatively impacted. Sales in the current quarter and six month period of the Company's other major product line, obstructive sleep apnea products, increased on a unit and dollar basis as compared to prior year totals.

The Company's gross profit was 48% of net sales for the quarter and six months ended December 31, 1998 and 49% for the quarter and six months ended December 31, 1997. This decrease in gross margin percentage was caused by lower total sales levels and sales mix.

General and administrative expenses were $10,434,000 (12% of net sales) for the quarter ended December 31, 1998 as compared to $8,844,000 (9% of net sales) for the quarter ended December 31, 1997. General and administrative expenses were $21,085,000 (12% of net sales) for the six months ended December 31, 1998 as compared to $18,173,000 (10% of net sales) for the year earlier period. The increase in the expenses for both periods was due primarily to increased information systems costs, legal fees, allowances for doubtful accounts, and other administrative expenses. These increased expenses were partially offset by cost reductions that the Company obtained since the February 1998 merger with Healthdyne.

Sales, marketing and commission expenses were $15,534,000 (17% of net sales) for the quarter ended December 31, 1998 as compared to $17,753,000 (19% of net sales) for the quarter ended December 31, 1997. Sales, marketing and commission expenses were $30,528,000 (17% of net sales) for the six months ended December 31, 1998 as compared to $33,683,000 (18% of net sales) for the year earlier period. The decrease in these expenses was due primarily to the cost reductions that the Company obtained since the February 1998 merger with Healthdyne.

Research and development expenses were $4,380,000 (5% of net sales) for the quarter ended December 31, 1998 as compared to $4,895,000 (5% of net sales) for the quarter ended December 31, 1997. Research and development expenses were $8,934,000 (5% of net sales) for the six months ended December 31, 1998 as compared to $10,312,000 (6% of net sales) for the year earlier period. The decrease in these expenses was due primarily to the elimination of duplicate product development efforts since the closing of the merger with Healthdyne in February 1998. Significant product development efforts are ongoing, and new product launches in all of the Company's major product areas are planned for, and in some cases have already taken place, in fiscal year 1999.

During the six months ended December 31, 1997, the Company incurred $650,000 in costs associated with an unsolicited offer to acquire Healthdyne.

The Company's effective income tax rate was 40% for all periods presented.

As a result of the factors described above, the Company's net income was $7,359,000 (8% of net sales) or $0.23 per diluted share for the quarter ended December 31, 1998 as compared to $8,953,000 (9% of net sales) or $0.27 per diluted share for the quarter ended December 31, 1997 and $13,668,000 (8% of net sales) or $0.42 per diluted share for the six months ended December 31, 1998 and $16,808,000 (9% of net sales) or $0.51 per diluted share for the six months ended December 31, 1997. Earnings per share amounts for the three and six month periods ended December 31, 1998 reflect the impact of shares repurchased under the Company's buyback program which is described below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $161,989,000 at December 31, 1998 and
$137,550,000 at June 30, 1998.   Net cash provided by operating activities was
$7,835,000 for the six months ended December 31, 1998 as compared to $2,450,000 for the six months ended December 31, 1997. The increase in net cash provided by operating activities for the current six month period was due primarily to an increase in accounts payable and accrued expenses.

Net cash used by investing activities was $10,542,000 for the six months ended December 31, 1998 as compared to $11,928,000 for the six months ended December 31, 1997. The majority of the cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in both periods was provided by positive cash flows from operating activities and accumulated cash and short term investments.

Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations. In August 1998, the Company's Board of Directors authorized a stock buy-back of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Company's Board of Directors authorized an additional 1,000,000 shares under the buyback program. During the six month period ended December 31, 1998, the Company repurchased 1,166,000 shares under the buyback program, resulting in a use of cash of $14,175,000. Shares that are repurchased are added to treasury shares pending future use and will reduce the number of shares outstanding.

The Company believes that positive cash flow from operating activities projected for the remainder of the fiscal year, the availability of additional funds under its revolving credit facility (which was recently amended to provide for borrowing up to $125 million) and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 1999 for operating activities, investing activities, and financing activities.

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

     A technical review of the Company's current and discontinued product lines addressing Year 2000 issues has been completed; one non-compliance was found and the correction originally implemented for the product that was nonconforming has proven to be ineffective. A revised correction will be provided to customers of this product in March, 1999. A strategy for dealing with customer inquiries regarding Year 2000 compliance of the Company's products has been implemented as well.

     A review of issues relating to third party product and service providers' Year 2000 compliance, (including defining inventory and vendor management processes, planning a third party compliance assessment and identifying potential contingency planning and remediation strategies) has been completed and a detailed project plan has been developed and is now being executed. The Company's current expectation is that issues relating to the third party product and suppliers' Year 2000 compliance will be resolved by June 1999.

     A preliminary review of issues relating to the Year 2000 compliance of the Company's facilities infrastructure has been completed and no major problems or significant risks are anticipated based on this preliminary review. A more detailed facilities review is being conducted and is anticipated to be completed by June 1999.

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

     Risks and Contingency Plans. Based on the Year 2000 compliance work conducted to date and described above, the Company's most significant risk, and its reasonably likely worst case scenario relative to Year 2000 compliance, appears to be that upon completion of its review of its third party product and service providers' Year 2000 compliance, it determines that certain of its third party product and service suppliers may not be Year 2000 compliant. If such product and service suppliers in fact do not become Year 2000 compliant in a timely manner and these suppliers cannot provide the Company with products and services in a timely and cost effective manner, future operating results could be adversely affected. The Company believes that the vendor management process that is currently in place will identify these potential risks.

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

PART 2  OTHER INFORMATION


Item 1:  Legal Proceedings
-------  -----------------

Not applicable

Item 2:  Change in Securities
-------  --------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 19, 1998. The holders of 27,422,171 shares of the Company's stock (approximately 86% of the
outstanding shares) were present at the meeting in person or by proxy.   The
only matters voted upon at the meeting were:

(i) the election of three persons to serve as directors for a three year term expiring at the Annual Meeting of Shareholders in 2001,

(ii) the approval of the amendments to the Company's 1992 Incentive Stock Option Plan to increase the number of shares available for grant by 2,000,000 shares to a total of 3,000,000 shares.

(iii) the ratification of the selection of Ernst & Young as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 1999.


The results of voting were as follows:

(i) Douglas A. Cotter, Gerald E. McGinnis, and Craig B. Reynolds, the nominees of the Company's Board Of Directors, were elected to serve until the Annual Meeting of Shareholders in 2001. There were no other nominees.


Shares were voted as follows:
                                             Withhold
           Name                  For         Vote For
-------------------------------  ----------  --------
     Douglas A Cotter            26,856,163   566,008
     Gerald E. McGinnis          26,876,060   546,111
     Craig B. Reynolds           26,849,069   573,102


(ii) The amendment to the Company's 1992 Incentive Stock Option Plan was approved: affirmative votes, 18,375,293 shares, negative votes, 1,385,822 shares.

(iii) The selection of Ernst & Young as independent public accountants for the 1999 fiscal year was ratified: affirmative votes, 27,235,970 shares; negative votes, 94,817 shares.

Item 5:  Other Information
-------  -----------------

At a meeting on November 19, 1998, the Board of Directors of the Company approved the addition of new sections 1.09, 1.10 and 1.11 to Article One of the By-Laws of the Company. The new by-laws require that any shareholder of the Company intending to present a nomination of persons for election to the Board of Directors of the Company or a proposal for action by the shareholders at an annual meeting must give written notice of the proposal, containing specified information, to the Secretary of the Company not later than the notice deadline established under the new by-laws.

For the 1999 annual meeting, this notice deadline will be July 20, 1999. Thereafter, the notice deadline will generally be 90 days prior to the anniversary date of the Company's proxy statement for the previous year's annual meeting. Except as described in the next paragraph, compliance with the notice requirements of the new by-laws will be required in order for a nomination or shareholder proposal to be presented for a shareholder vote at an annual meeting.

The new by-laws will not affect any rights of a shareholder to request inclusion of a proposal in the Company's proxy statement pursuant to Securities and Exchange Commission Rule 14a-8 or to present for action at an annual meeting any proposal so included. Rule 14a-8 requires that notice of shareholder proposals requested to be included in the Company's proxy materials pursuant to that Rule must generally be furnished to the Company not later than 120 days prior to the anniversary date of the Company's proxy statement for the previous year's annual meeting. For the 1999 annual meeting, the Rule 14a-8 notice deadline is June 20, 1999.

The Company also amended section 2.01 to Article Two of the By-Laws to delete a phrase that was inconsistent with the provisions of the Company's restated Certificate of Incorporation.

Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

 3.8 Amendment to By-laws of the Company adopted on November 19, 1998, filed as Exhibit 3.8 to this quarterly report.

10.37 First Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC
       BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.38 Second Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.



(b)  Reports on Form 8-K

Not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RESPIRONICS, INC.

Date:    February 12, 1999    /s/ Daniel J. Bevevino
        ___________________  ________________________
                             Daniel J. Bevevino
                             Vice President, and Chief
                             Financial and Principal Accounting
                             Officer

                             Signing on behalf of the registrant
                             and as Chief Financial and
                             Accounting Officer