Form 10-Q
period 1999-03-31
RESPIRONICS INC
filed 1999-05-17
CIK 780434

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 1999
                                                        --------------
    or

[_] Transition Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to
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

As of April 30, 1999, there were 30,584,364 shares of Common Stock of the registrant outstanding.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- March 31, 1999 and June 30, 1998.

         Consolidated statements of operations -- Three and nine months ended March 31, 1999 and 1998.

         Consolidated statements of cash flows -- Nine months ended March 31, 1999 and 1998.

         Notes to consolidated financial statements -- March 31, 1999.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.



SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                   March 31            June 30
                                                                     1999                1998
                                                                ---------------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                                $  19,612,892      $  14,874,753
  Trade accounts receivable, less allowance for
    doubtful accounts of $9,268,000 and $8,246,000                 112,085,824         90,985,120
  Inventories                                                       59,481,919         58,897,764
  Prepaid expenses and other                                        16,586,282         14,977,842
  Deferred income tax benefits                                      14,948,226         14,948,226
                                                                 -------------      -------------
       TOTAL CURRENT ASSETS                                        222,715,143        194,683,705

PROPERTY, PLANT AND EQUIPMENT
  Land                                                               3,343,342          3,360,885
  Building                                                          12,405,493         13,564,623
  Machinery and equipment                                           60,207,633         54,087,893
  Furniture, office and computer equipment                          35,616,584         27,170,001
  Leasehold improvements                                             1,436,772          1,148,251
                                                                 -------------      -------------
                                                                   113,009,824         99,331,653
  Less allowances for depreciation
    and amortization                                                55,054,194         50,408,095
                                                                 -------------      -------------
                                                                    57,955,630         48,923,558

  Funds held in trust for construction
    of new facility                                                    844,344            817,820

OTHER ASSETS                                                        13,435,141         14,774,380

COST IN EXCESS OF NET ASSETS OF
  BUSINESS ACQUIRED                                                 66,313,268         68,902,667
                                                                 -------------      -------------
                                                                 $ 361,263,526      $ 328,102,130
                                                                 =============      =============

See notes to consolidated financial statements.

                                                                   March 31            June 30
                                                                     1999                1998
                                                                ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $   24,725,226     $   20,966,011
  Accrued expenses and other                                        34,986,241         33,048,316
  Current portion of long-term obligations                             958,976          3,119,617
                                                                 -------------      -------------
    TOTAL CURRENT LIABILITIES                                       60,670,443         57,133,944

LONG-TERM OBLIGATIONS                                               99,659,081         69,316,177

MINORITY INTEREST                                                      773,630            812,116

COMMITMENTS

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized
    100,000,000 shares; issued and outstanding
    32,978,047 shares at March 31, 1999 and
    32,678,632 shares at June 30, 1998                                 329,780            326,786
  Additional capital                                               108,118,099        105,376,608
  Cumulative effect of foreign currency translations                (1,890,486)        (1,416,465)
  Retained earnings                                                119,577,986         97,648,469
  Treasury stock                                                   (25,975,007)        (1,095,505)
                                                                 -------------      -------------
              TOTAL SHAREHOLDERS' EQUITY                           200,160,372        200,839,893
                                                                 -------------      -------------
                                                                 $ 361,263,526      $ 328,102,130
                                                                 =============      =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                              Three months ended                    Nine months ended
                                                                   March 31                             March 31
                                                            1999              1998                 1999               1998
                                                        -------------------------------        -------------------------------
Net sales                                               $  90,882,059     $  80,127,507        $ 267,490,880     $ 266,349,507
Cost of goods sold                                         46,577,974        41,899,865          138,193,374       136,006,865
                                                        -------------     -------------        -------------     -------------
                                                           44,304,085        38,227,642          129,297,506       130,342,642

General and administrative expenses                        10,844,007         9,653,659           31,929,197        27,826,466
Sales, marketing and commission expenses                   14,624,638        16,046,023           45,152,804        49,729,365
Research and development expenses                           3,989,291         4,815,363           12,923,191        15,126,363
Merger related costs                                              -0-        37,502,626                  -0-        37,502,626
Costs associated with an unsolicited offer to acquire
  Healthdyne Technologies, Inc.                                   -0-               -0-                  -0-           650,000
Interest expense                                            1,377,194           890,765            3,558,478         3,038,765
Other income                                                 (299,753)         (386,819)            (815,359)       (1,245,819)
                                                        -------------     -------------        -------------     -------------
                                                           30,535,377        68,521,617           92,748,311       132,627,766
                                                        -------------     -------------        -------------     -------------
      INCOME (LOSS) BEFORE INCOME TAXES                    13,768,708       (30,293,975)          36,549,195        (2,285,124)

Income taxes                                                5,507,484        (8,044,444)          14,619,678         3,157,555
                                                        -------------     -------------        -------------     -------------
      NET INCOME (LOSS)                                     8,261,224       (22,249,531)          21,929,517        (5,442,679)
                                                        -------------     -------------        -------------     -------------

Basic earnings (loss) per share                         $        0.26     $       (0.69)       $        0.69     $       (0.17)
                                                        =============     =============        =============     =============

Basic shares outstanding                                   31,423,061        32,417,850           31,866,880        31,933,484

Diluted earnings (loss) per share                       $        0.26     $       (0.69)       $        0.68     $       (0.17)
                                                        =============     =============        =============     =============

Diluted shares outstanding                                 31,869,297        32,417,850           32,335,152        31,933,484

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                        Nine Months Ended March 31
                                                                                          1999              1998
                                                                                       -----------------------------
OPERATING ACTIVITIES
   Net income                                                                          $ 21,929,517    $  (5,442,679)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                     14,007,257       11,410,116
       Changes in operating assets and liabilities:
         Increase in accounts receivable                                                (21,100,704)     (13,901,080)
         Increase in inventories                                                           (584,155)     (11,044,407)
         Decrease in other operating assets and liabilities                               2,819,342       14,347,093
                                                                                       ------------    -------------
           NET CASH PROVIDED (USED) BY
             OPERATING ACTIVITIES                                                        17,071,256       (4,630,957)
INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                             (18,341,877)     (14,631,821)
                                                                                       ------------    -------------
           NET CASH USED BY
             INVESTING ACTIVITIES                                                       (18,341,877)     (14,631,821)

FINANCING ACTIVITIES
  Net increase in borrowings                                                             28,182,263       12,497,978
  Issuance of common stock                                                                2,744,485        6,883,732
  Acquisition of treasury stock                                                         (24,879,502)        (213,057)
  Decrease in minority interest                                                             (38,486)         (34,811)
                                                                                       ------------    -------------
           NET CASH PROVIDED BY
             FINANCING ACTIVITIES                                                         6,008,760       19,133,842
                                                                                       ------------    -------------
           INCREASE (DECREASE) IN CASH AND
             SHORT-TERM INVESTMENTS                                                       4,738,139         (128,936)

Cash and short-term investments at beginning of period                                   14,874,753       18,630,657
                                                                                       ------------    -------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $ 19,612,892    $  18,501,721
                                                                                       ============    =============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

MARCH 31, 1999



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE B -- INVENTORIES

The composition of inventory is as follows:



                        March 31, 1999  June 30, 1998
                        --------------  -------------

     Raw materials         $21,551,121    $18,540,521
     Work in process         6,421,356      7,570,524
     Finished goods         31,509,442     32,786,719
                           -----------    -----------
                           $59,481,919    $58,897,764
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


Item 2. Management's Discussion and Analysis of Result of Operations and Financial Condition


RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1999 were $90,882,000 representing a 13% increase from the $80,127,000 recorded for the quarter ended March 31, 1998. Sales for the nine months ended March 31, 1999 were $267,491,000, essentially equal to the $226,350,000 recorded in the year earlier period.
Sales for the current quarter and nine month period were adversely impacted by a decrease in sales of the Company's non-invasive ventilatory support products for home use in the United States as compared to prior year levels. This sales decrease was due primarily to uncertainty in the market concerning government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policy makers issued a draft coverage policy in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, have filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. The Company now estimates that further guidance on the policy makers' position will be issued in mid-calendar year 1999. This guidance may be in the form of a draft proposal subject to further comment prior to becoming final. The Company believes that until these final guidelines are issued, sales of its noninvasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the uncertainty regarding government insurance coverage guidelines. If the final guidelines issued are either as restrictive as, or more restrictive than, the initial draft guidelines, the Company's sales of its noninvasive ventilatory support units for home use in the United States will continue to be negatively impacted. Sales in the current quarter and nine month period of the Company's other major product line, obstructive sleep apnea products, increased on a unit and dollar basis as compared to prior year totals. In addition, sales of the Company's non-invasive ventilatory support unit for hospital use and of its oxygen concentrator unit increased on a unit and dollar basis for the both the quarter and nine month period as compared to prior year totals, primarily because of new product introductions.

The Company's gross profit was 49% of net sales for the quarter ended March 31, 1999 as compared to 48% of net sales for the quarter ended March 31, 1998 and was 48% of net sales for the nine months ended March 31, 1999 as compared to 49% for the nine months ended March 31, 1998. The gross profit percentage increase for the quarterly comparison was due primarily to sales mix, lower product cost for several major products, and higher total sales levels. These factors offset decreases in average selling prices for the Company's major products (which had been expected). The gross profit percentage decrease for the year to date comparison was due was due primarily to minimal growth in total sales levels and to sales mix.

General and administrative expenses were $10,844,000 (12% of net sales) for the quarter ended March 31, 1999 as compared to $9,654,000 (12% of net sales) for the quarter ended March 31, 1998. General and administrative expenses were $31,929,000 (12% of net sales) for the nine months ended March 31, 1999 as compared to $27,826,000 (10% of net sales) for the year earlier period. The increase in the expenses for both periods was due primarily to increased information systems costs, allowances for doubtful accounts, and other administrative expenses. These increased expenses were partially offset by cost reductions that the Company achieved since the February 1998 merger with Healthdyne.

Sales, marketing and commission expenses were $14,625,000 (16% of net sales) for the quarter ended March 31, 1999 as compared to $16,046,000 (20% of net sales) for the quarter ended March 31, 1998. Sales, marketing and commission expenses were $45,153,000 (17% of net sales) for the nine months ended March 31, 1999 as compared to $49,729,000 (19% of net sales) for the year earlier period. The decrease in these expenses was due primarily to the cost reductions that the Company achieved since the February 1998 merger with Healthdyne.

Research and development expenses were $3,989,000 (4% of net sales) for the quarter ended March 31, 1999 as compared to $4,815,000 (6% of net sales) for the quarter ended March 31, 1998. Research and development expenses were $12,923,000 (5% of net sales) for the nine months ended March 31, 1999 as compared to $15,127,000 (6% of net sales) for the year earlier period. The decrease in these expenses was due primarily to the elimination of duplicate product development efforts following the merger with Healthdyne in February 1998. Significant product development efforts are ongoing, and new product launches in all of the Company's major product areas are planned, and in some cases have already taken place, in fiscal year 1999 with additional new product introductions scheduled for fiscal year 2000.

During the quarter ended March 31, 1998, the Company incurred $37,500,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction such as legal and investment banking fees, severance and other employment related costs, and asset write downs to reflect decisions made regarding product and operational standardization.

During the nine months ended March 31, 1998, the Company incurred $650,000 in costs associated with an unsolicited offer by another company to acquire Healthdyne.

The Company's effective income tax rate from operations (i.e. excluding the impact of the merger costs described above) was 40% for all periods presented. Because certain of the direct expenses of the Healthdyne merger such as investment banking and legal fees are not fully deductible for income tax purposes, the Company did not receive the full tax benefit of these costs. Accordingly, the income tax benefit recorded for the quarter ended March 31, 1998 represented only 27% of the pre-tax loss reported, and for the nine months ended March 31, 1998, income tax expense was recorded even though a pre-tax loss was reported.

As a result of the factors described above, the Company's net income was $8,261,000 (9% of net sales) or $0.26 per diluted share for the quarter ended March 31, 1999 as compared to a net loss of $22,250,000 or $(0.69) per diluted share for the quarter ended March 31, 1998. Net income was $21,930,000 (8% of net sales) or $0.68 per diluted share for the nine months ended March 31, 1999 as compared to a net loss of $5,443,000 or $(0.17) per diluted share for the nine months ended March 31, 1998. Excluding the impact of the merger costs and the costs associated with the unsolicited offer to acquire Healthdyne, the Company's net income was $4,324,000 (5% of net sales) or $0.13 per diluted share for the quarter ended March 31, 1998 and $21,521,000 (8% of net sales) or $0.65 per diluted share for the nine months ended March 31, 1998.

Earnings per share amounts for the three and nine month periods ended March 31, 1999 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $162,045,000 at March 31, 1999 and
$137,550,000 at June 30, 1998.   Net cash provided by operating activities was
$17,071,000 for the nine months ended March 31, 1999 as compared to a net use of cash of $4,631,000 for the nine months ended March 31, 1998. The increase in net cash provided by operating activities for the current nine month period was due primarily to higher earnings and to a smaller increase in inventory in the current nine period than in the prior year's nine month period.

Net cash used by investing activities was $18,342,000 for the nine months ended March 31, 1999 as compared to $14,632,000 for the nine months ended December
31, 1997. The majority of the cash used by investing activities for both periods represented capital expenditures, including the purchase of production equipment, computer and telecommunications equipment, and office equipment. The funding for the investment activities in the current period was provided by positive cash flows from operating activities and accumulated cash and short term investments and for the prior year nine month period was provided by accumulated cash and short term investments.

Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations. In August 1998, the Company's Board of Directors authorized a stock buy-back of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Company's Board of Directors authorized an additional 1,000,000 shares under the buyback program. In March 1999, the Company's Board of Directors authorized an additional 1,000,000 shares under the buyback program. During the nine month period ended March 31, 1999, the Company repurchased 1,983,000 shares under the buyback program, resulting in a use of cash of $24,880,000. Through May 12, 1999, a total of 2,628,000 shares have been repurchased. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding.

The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next 12 months for operating activities, investing activities, and financing activities.

YEAR 2000

Year 2000 State of Readiness

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

A technical review of the Company's current and discontinued product lines
addressing Year 2000 issues has been completed.   One non-compliance was found
and the correction originally implemented for the product that was non-
conforming proved to be ineffective.   The Company began providing a revised
correction for this product to customers in March 1999.   A strategy for dealing
with customer inquiries regarding Year 2000 compliance of the Company's products has been implemented as well.

A review of issues relating to third party product and service providers' Year 2000 compliance, (including defining inventory and vendor management processes, planning a third party compliance assessment process and identifying potential contingency planning and remediation strategies) has been completed. The assessment and remediation of non-compliant products and services is now being executed. The Company's current expectation is that issues relating to the third party product and suppliers' Year 2000 compliance will be resolved by September 1999. A preliminary review of issues relating to the Year 2000 compliance of the Company's facilities infrastructure has been completed and no major problems or significant risks are anticipated based on this preliminary review. A more detailed facilities review is being conducted and is anticipated to be completed by September 1999.

Year 2000 Costs

Total costs for the Company's Year 2000 compliance efforts are currently estimated to be approximately $11,000,000. The majority of these costs relate to the ERP system installations and upgrades and have been, and will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been, and will be, charged directly to expense. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below).

Risks and Contingency Plans

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

Efforts to formalize contingency plans across the company are underway. The contingency planning scope of work will focus on third party products and
service providers.   In addition, contingency plans will be developed as needed in the event that risks arise other than those related to third party product and service providers.

For products and services where the Company's needs are not unique or where a long term relationship with a supplier does not exist, a search for alternative suppliers who are Year 2000 compliant would be conducted and suppliers changed as needed prior to January 1, 2000.

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

(a)  Exhibits

     Exhibit 10.37 Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis

(b)  Reports on Form 8-K

On February 19, 1999, the Company filed a Form 8-K to report that James W. Liken and J. Paul Yokubinas had been elected to the Company's Board of Directors for terms extending through the annual meeting of shareholders of the Company in 2000 and 1999, respectively.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RESPIRONICS, INC.

Date:   May 14, 1999                   /s/ Daniel J. Bevevino
     -------------------               ---------------------------------------
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