Form 10-K405
period 1999-06-30
RESPIRONICS INC
filed 1999-09-28
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)

  X Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or
                                           -------------

     Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______

                         Commission File No. 000-16723
                               RESPIRONICS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                 25-1304989
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

1501 Ardmore Boulevard
Pittsburgh,  Pennsylvania                         15221
(Address of principal executive offices)        (Zip Code))

Telephone Number, including area code)   412-731-2100

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class       Name of each exchange on
                               which registered
     -------------------       ---------------------
            None                       --

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]
                             --
As of August 31, 1999, the aggregate market value of the shares of the registrant's Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately $288,000,000.

As of August 31, 1999, there were 33,005,283 shares of Common Stock of the registrant outstanding, of which 2,689,683 were held in treasury.

Documents Incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 18, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     INDEX

                                                                      Page
                                                                      ----
PART I

Item 1.   Business....................................................   3
Item 2.   Description of Property.....................................  17
Item 3.   Legal.......................................................  17
Item 4.   Submission of Matters to a Vote of
          Security Holders............................................  19

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Shareholder Matters.............................  19
Item 6.   Selected Financial Data.....................................  20
Item 7.   Management's Discussion and
          Analysis of Results of Operations and
          Financial Condition.........................................  21
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk...........................................  26
Item 8.   Consolidated Financial Statements...........................  27
Item 9.   Disagreements on Accounting and
          Financial Disclosure........................................  48

PART III

Item 10.  Directors and Executive Officers of
          the Registrant..............................................  49
Item 11.  Executive Compensation......................................  49
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management............................  49
Item 13.  Certain Relationships and Related
          Transactions................................................  49

PART IV

Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K...........................  50

Signatures ...........................................................  56

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

          The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Operation," and statements incorporated by reference in this Form 10-K from the 1999 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations of beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, interest rate fluctuations, intellectual property and related litigation, FDA and other government regulation, and third party reimbursement.

Item 1.   Business
          --------

General

          Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and hospitals, as well as emergency medical settings and alternative care facilities. The Company's primary product lines are: (i) homecare products, including continuous positive airway pressure ("CPAP") devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep; respiratory devices such as ventilation devices, including bi-level non-invasive ventilatory support units and portable invasive volume ventilator units used in the home; and oxygen and monitoring systems; (ii) hospital products, including bi-level non-invasive ventilatory support units and portable and standard invasive volume ventilator units used in the hospital or institutional settings and related accessories; and (iii) asthma and allergy products. Respironics markets its products through homecare, hospital, and asthma and allergy sales organizations, which consist of approximately 140 direct and independent sales representatives, who sell to a network of over 5,000 medical product dealers. In certain markets, the Company's products are sold directly to end users. The Company also rents portable volume ventilators to dealers and directly to end users in the United States. With the vast majority of its sales currently reaching the home care market, Respironics believes that it is well-positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

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

          In February 1998, the Company merged a wholly-owned subsidiary with Healthdyne Technologies, Inc. ("Healthdyne"), a leading designer, manufacturer and marketer of medical devices for use in the home and hospital, in a stock for stock merger by issuing approximately 12,000,000 shares of the Company's common stock in exchange for the outstanding shares of Healthdyne. The Merger was accounted for as a pooling of interests. Accordingly, all discussion herein is presented on a combined basis for all periods presented. Healthdyne was based in Marietta, Georgia and has since been renamed Respironics Georgia, Inc. See Note K to the Consolidated Financial Statements for more information about this merger.

          In July 1999, the Company announced a major restructuring of its United States operations. The major components of the restructuring include the closing of the Westminster, Colorado manufacturing facility, the closing of the 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment and a workforce reduction associated with the facility changes and the realignment. The majority of facility changes are expected to be completed during the second quarter of fiscal year 2000, and the divisional realignment is currently in place. In addition, on August 19, 1999, the Company announced the appointment of James W. Liken as President and Chief Executive Officer, replacing Dennis S. Meteny who resigned as an officer and a director. See Note M to the Consolidated Financial Statements for more information about the restructuring.

          The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Great Performers, Aria, Virtuoso, Duet, Encore, Quartet, Maestro, BiPAP, PLV, Monarch, Solo, OptiChamber, Healthdyne,
Quantum, Alice, Alliance, Healthaire, Soft Series Nasal Mask, Tranquility, SmartMonitor, ASSESS, PERSONAL BEST, Wallaby, GoldSeal, GEL and Optihaler. The following are trademarks of the Company as used in this document: Inspiration, Contour Nasal Mask, Millennium, Esprit, BiliChek, NightWatch, Profile and Vision.


Products

          At the present time, the Company's principal products can be divided into three categories: homecare products, hospital products, and asthma and allergy products.


                               Homecare Products
                               -----------------

          The Company's homecare products can be separated into five major subcategories: sleep products, non-invasive ventilation products, invasive portable volume ventilation products, oxygen concentrators and monitoring devices.

          Sleep Products. Respironics believes it is the world-wide market share leader in OSA therapy devices, with a market share in excess of 50%. The Company's primary OSA products are the Great Performers family, including the Solo, REMstar, Aria and Virtuoso CPAP units and the Duet bi-level unit, the BiPAP S Airway Management System, the Tranquility family of CPAP and bi-level units, and related accessories such as masks, tubes, filters and headgear.

          The Company's CPAP devices in both the Great Performers and Tranquility families consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The Solo, REMstar and Tranquility CPAP systems are innovative OSA therapy devices that meet the Company's strategy of offering units at all key price and feature points. The Company's Solo and REMstar products represent standard state of the art CPAP systems that provide high quality treatment options at an economical price. The Aria CPAP system features built-in memory to record patient usage data. The software necessary to extract this data from the Aria unit is known as Encore. The Virtuoso and Tranquility Auto CPAP systems utilize innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The BiPAP Duet Airway Management System, the Tranquility Bi-level System, and the BiPAP S Airway Management System are the Company's bi-level OSA units. These units sense the patient's breathing cycle and adjust the pressure accordingly. The Duet unit also contains advanced leak-sensing technology which improves the unit's pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP. The Great Performers Clinical System, consisting of the Quartet Clinical System, a bedside pressure generator and the Maestro Clinical Remote Control Unit, is used by clinicians in prescribing therapy for the treatment of adult OSA. The Company has received clearance from the United States Food and Drug Administration ("FDA") for all of the Great Performers, Tranquility and BiPAP S Airway Management Products.

          Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep disorders laboratories. The Company also develops products for patient testing in the home which allow clinicians to expand the number of patients who can be served by a traditional sleep disorders laboratory.

          The Company's primary sleep diagnostic product is the Alice system. Alice is a computer-based system for use in sleep laboratories and other clinical settings. It is capable of recording up to 25 channels of physiological data, which is stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient's physiological data, the Alice system utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on either infants or adults and separate software programs were developed specifically for each type of patient.

          The Company also manufactures and markets Nightwatch, a portable sleep system which monitors up to nine channels of physiological data for up to ten hours per patient. Among other factors, Nightwatch is distinguished by a unique software algorithm for the analysis of sleep states. In addition, its physiological sensors are specifically designed for use in the home. These sensors record a variety of patient data and transmit the information to a base recording station located in the patient's room. The information may subsequently be sent by modem to the sleep laboratory or other clinical setting where it is monitored by a trained clinician. A single Nightwatch system can be expanded economically to conduct sleep studies at multiple locations by adding additional recorders to the central system in order to collect data from several patients simultaneously.

          The Company estimates that in the U.S. approximately 1,500 sleep clinics currently exist at hospitals and other medical centers where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Such laboratories provide the most frequent source of patient introductions to the Company's homecare sleep products.

          The OSA patient can purchase or rent the Company's OSA therapy products from home health care products dealer locations worldwide. Personnel at each of these locations are equipped to train the patient in the product's use and to maintain and service the product (See "Sales, Distribution, and Marketing"). The retail price for a CPAP unit generally ranges from $700 to $1,600, depending on type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,000 to $3,200, depending on which model is purchased. The Company's sleep diagnostic products are sold through dealers and directly to clinical sites.

          The Company also provides masks used with CPAP and bi-level devices including the Contour Nasal Mask, the GEL and GoldSeal Masks, the Profile and Profile Lite masks, the Soft Series Mask, Monarch Mini Mask, and Full Face Masks. The Company believes that its Contour Nasal Mask was the first mask to adequately seal on a patient's face for air delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Monarch Mini Mask is designed to enhance patient comfort with its small size and unique placement on the patient's face; the GEL, GoldSeal, Profile, Profile Lite and Soft Series Masks utilize a variety of cushion materials to create a comfortable mask seal around the contours of the face. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

          Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. Such devices are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilatory requirements of the patient.

          The Company's principal non-invasive ventilatory support products for the home are the BiPAP Ventilatory Support System, the initial version of which was introduced in 1989 and the Quantum Pressure Support Ventilator, which was introduced in 1995. Both products are low-pressure, electrically-driven flow generators with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. Both products sense the patient's breathing and adjust their output to assist in inhalation and exhalation. Additionally, both products compensate for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing volume ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

          The Company believes that its non-invasive ventilatory support products have the potential for increasing patient comfort by adapting to the patient's breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. The retail price for the units, which generally range from $6,000 to $9,500, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

          The Company also is currently working to incorporate Proportional Assist(R) Ventilation ("PAV(R)") into its line of BiPAP ventilatory support products. PAV(R) is a mode of ventilatory support that provides assistance in proportion to the needs of the patient. The Company has conducted extensive clinical studies in Europe using PAV(R) and has been granted Investigational Device Exemptions by the FDA to conduct clinical tests in the U.S. using PAV(R) in both non-invasive and invasive applications. Upon completion of such tests, application for regulatory clearance to market devices that include PAV(R), which is required prior to the marketing of such products in the U.S., are expected to be made. The PAV(R) technology was obtained by the Company through a non-exclusive licensing arrangement with the University of Manitoba in Winnipeg, Canada.

          Insurance coverage by federal government insurance programs for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Ventilatory Support System and the Quantum Pressure Support Ventilator is currently under review. During fiscal years 1998 and 1999, the Company's sales of these products for home use in the United States were adversely affected by the uncertainty in the market that this review created and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of these coverage guidelines. The Company expects that its sales of non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted and could be further depressed as compared with periods prior to this government review until final coverage guidelines are issued, or for the foreseeable future if final guidelines are issued that are either as restrictive as, or more restrictive than, the currently drafted guidelines. See "Business -- Third Party Reimbursement" for a detailed discussion of this matter.

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

          Oxygen Products. The Company's principal oxygen products are oxygen concentrators, which provide a continuous flow of oxygen by separating it from room air with a molecular sieve composed of an inorganic silicate. Oxygen concentrators are generally used in the home by patients who require supplemental oxygen. Supplemental oxygen is prescribed for people with a variety of chronic pulmonary disorders, such as lung cancer, emphysema, bronchitis or acute pneumonia. These individuals generally rent an oxygen delivery system from a home medical equipment dealer. The Company believes it is currently one of the leaders in the manufacture and sale of oxygen concentrators in the United States.

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

          Monitoring Products. The Company's primary monitoring products are designed for infants at risk for sudden infant death syndrome or "SIDS". SIDS is the sudden unexpected death of an infant which remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardiorespiratory episode and those born to a family with a SIDS incident history. There are limited alternative monitoring technologies generally available.

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

          The Company also markets the BiliCheck Non-Invasive Bilirubin Analyzer, a non-invasive device that measures the level of bilirubin in the blood of infants. The current method of measuring bilirubin levels to diagnose jaundice in infants, the "heel stick", involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliCheck replaces the heel stick by analyzing reflected light shined on an infant's forehead to generate immediate and painless test results at a low cost. The Company has exclusive distribution rights in the United States for the BiliCheck, and the device has received its initial clearance to market from the FDA. Additional clearances from the FDA are being pursued to broaden the application of the BiliCheck.

          Sales of homecare products accounted for 85%, 87%, and 88% of the Company's net sales for its fiscal years 1999, 1998 and 1997, respectively.

                               Hospital Products
                               -----------------

          The Company's original hospital product is the Hospital BiPAP Ventilatory Support System, which includes accessories such as an airway pressure monitor, a detachable control panel, a disposable circuit and a mounting stand, all of which are designed to allow the BiPAP Ventilatory Support System to be used more easily in delivering non-invasive ventilatory support in the hospital environment.

          The Company's next generation non-invasive unit for the hospital market is the BiPAP Vision, which was released for domestic distribution during fiscal year 1999. The BiPAP Vision features an integrated display screen and an optional oxygen module, provides higher flow and pressure functions than the Company's other non-invasive units, and is designed to be easily upgradeable when advanced technology becomes available.

          During fiscal year 1999, the Company also introduced Esprit, a new ventilator for use in the hospital and institutional settings. Esprit is designed to effectively deliver both invasive and noninvasive ventilation, thus eliminating the need to use two separate ventilators for one patient and allowing it to be used throughout the continuum of patient care. Esprit features a Graphical User Interface with an infrared touch screen, alarm and status indicators designed to allow rapid assessment of alarm conditions and patient status, and is designed to be easily upgradeable when advanced technology becomes available. The Esprit has received FDA clearance to market and is being distributed in domestic and international markets.

          The Company also manufactures, distributes and rents several other ventilation products, including a version of the PLV-100 designed more specifically for institutional use.

          Sales of hospital products accounted for 9%, 6%, and 6% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively.

                          Asthma and Allergy Products
                         ----------------------------

          The asthma device market is comprised primarily of peak flow meters and drug delivery systems, including spacer devices. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler (MDI), facilitates the delivery of asthma medications.

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

          The Company also distributes several models of medication nebulizers, which dispense medication in a fine mist for inhalation deep into the lungs, under the trade name Inspiration. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma or allergies. The Company's models utilize a compressor to direct a flow of air through the nebulizer chamber which contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost of efficacy of aerosol delivery methods, has contributed to the growth of this market.

          Sales of asthma and allergy products accounted for 6%, 7%, and 6% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively.

Manufacturing and Properties

          Domestic:

          The Company's corporate headquarters is located in a leased facility in Pittsburgh, Pennsylvania and its primary domestic manufacturing operations are located in Murrysville, Pennsylvania (approximately 20 miles east of Pittsburgh), Marietta, Georgia (approximately 25 miles north of Atlanta), and Westminster, Colorado (approximately 10 miles north of Denver). The Company's primary distribution and service facility is located in Youngwood, Pennsylvania (approximately 30 miles east of Pittsburgh). The Company also maintains 19 Customer Satisfaction Centers in major cities throughout the United States. See Note E to the Consolidated Financial Statements for additional information regarding leased facilities. As part of its planned restructuring, the Company will be closing its Westminster, Colorado facility and its 19 Customer Satisfaction Centers. The majority of these facilities are expected to be closed by December 31, 1999. Additionally, the Marietta, Georgia facility will be reduced in size by the end of the current fiscal year.

          The Murrysville facility is a 116,000 square foot building that was first occupied in July 1990 and expanded to its current size in November 1993. The entire facility is subject to mortgages used to secure financing related to the construction and expansion of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one and one-half story building of steel and concrete construction that had a total cost, including the expansion, of approximately $7,800,000.

          The Marietta facility consists of 127,000 square feet of leased space in three essentially adjacent buildings in an industrial park. The facility is similar in design, construction and layout to the Murrysville and Westminster facilities.

          The Westminster facility is a 74,000 square foot building that was first occupied in October 1994. The facility is owned and is subject to mortgages used to secure financing related to the construction of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one story building of steel and concrete construction that had a total cost of approximately $3,700,000.

          The Youngwood facility is an 86,000 square foot building that is leased and is located in an industrial park near several interstate highways and a United Parcel Service distribution center.

          The Company leases space ranging from 2,000 to 5,500 square feet for each of the Customer Satisfaction Centers.

          The Company leases a 28,000 square foot research and development, manufacturing, and office facility in Vista, California that houses certain of the Company's hospital product operations.

          The Company also leases a 22,000 square foot office facility in Plum Borough, Pennsylvania, approximately two miles from the existing Murrysville facility. This leased facility currently houses certain research and development projects and technical service groups.

          The Company leases a 6,000 square foot facility in Cedar Grove, New Jersey that functions as the headquarters for the Company's Respironics HealthScan subsidiary. See "Asthma and Allergy Products".


          International:

          The Company's Far East Administrative headquarters are located in a 28,000 square foot leased facility in Kowloon, Hong Kong.

          The Company conducts a portion of its patient mask manufacturing and certain other high volume production of plastic components in a facility in Shenzhen City in the Peoples Republic of China, bordering Hong Kong, and in Subic Bay, Philippines. The Shenzhen facility is leased and the present manufacturing space totals approximately 66,000 square feet. The facility is located in a special economic zone (where the Company has been operating since
1987) that was established by the Peoples Republic of China in 1980 to induce foreign investment. The Subic Bay facility, totaling approximately 10,000 square feet, is also leased.

          The Company's European facilities (all of which are leased) include a 12,000 square foot office and warehouse facility in Herrsching, Germany; a 4,000 square foot office and warehouse facility in Wendelstein, Germany; a 3,000 square feet office and warehouse facility in Nantes, France; and a 500 square foot office in Paris, France.

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

          The Company believes that the restructured facility configuration described above is suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including augmenting the current partial second shift work schedule at the United States facilities. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns approximately 20 acres of land adjacent to the 10 acre site on which the Murrysville facility is located. Future expansion in Murrysville, if needed, could take place on this 20 acre site.

          The Company generally performs all major assembly work on all of its products. It manufactures the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company believes that the raw materials for all of its products are readily available from a number of suppliers.


Sales, Distribution and Marketing

          The Company sells and, in some cases, rents its products primarily to home care and hospital dealers. These parties in turn resell and rent the Company's products to end users. The Company's products reach its customers in the United States primarily through the Company's field network, which consists of 15 sales management employees, 93 direct sales representatives and sales support specialists, 40 independent manufacturers' representatives and over 5,000 medical products distributors (also referred to as "dealers").

          The Company manages its U.S. dealer network through the direct sales force and independent manufacturers' representatives. The Company's sales management team includes a Vice President of Homecare Sales, a Vice President of Hospital Sales, a manager of Asthma and Allergy sales, twelve Regional Sales Managers, and a National Accounts Manager. This team directs the activities of the independent manufacturers' representatives, direct sales representatives and sales support specialists.

          The Company's international sales efforts are conducted through a Vice President of International Sales, a Director of European Sales, a South
American Sales Manager, and a Director of Far East Sales. The Company also has direct sales representatives and a customer satisfaction staff in the Far East, Germany and France. The Company's international sales employees sell products from all three major product groups. International sales accounted for approximately 22%, 22%, and 21% of the Company's net sales for fiscal year 1999, 1998 and 1997, respectively.

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


Competition

          The Company believes that the principal competitive factors in all of its markets are product and service performance and innovation, efficient distribution and competitive price. Price competition has become more intense in the last several years. In the case of a number of the Company's and its competitors' products, patent protection is becoming more prevalent and of increasing competitive importance. The Company competes on a product-by-product basis with various other companies, some of which have significantly greater financial and marketing resources and broader product lines.

          The Company believes that it is the U.S. market leader for OSA therapy products, non-invasive ventilatory support products, infant monitors, sleep diagnostic devices, and peak flow meters. However, other manufacturers, including other larger and more experienced manufacturers of home health care products, are active in these markets and the Company expects that competition will increase. In its major product lines, the Company competes with two principal competitors, Mallinckrodt, Inc. ("Mallinckrodt") and ResMed, Inc. ("ResMed"). Mallinckrodt, which is the Company's largest major competitor and has the greatest financial resources of the Company's competitors, offers an array of products which compete with all of the Company's major products. ResMed competes with the Company in the OSA and non-invasive ventilatory support markets. In its other product lines, the Company also competes with Invacare Corp., Monaghan Medical Corporation, and with divisions of Sunrise Medical, Inc. and Thermo Election Corporation. Additionally, the Company competes with a number of foreign manufacturers, primarily in their local overseas markets and to a lesser extent in the domestic market.

          Similar to the Company's customer base, the medical device manufacturing industry is also undergoing significant consolidation. Several of the Company's competitors have completed mergers, most notably the acquisition of Nellcor-Puritan Bennett by Mallinckrodt. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers which can utilize the financial and technical resources that may be made available as a result of the consolidation.


Research and Development

          The Company believes that its ability to identify product opportunities, to respond to the needs of cardiopulmonary and other physicians and their patients in the treatment of respiratory and other disorders and to incorporate the latest technological innovations into its medical products has been and will continue to be important to its success. The Company's research and development efforts are focused on understanding the problems faced by cardiopulmonary physicians and their patients' needs and on maintaining the Company's technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers to supplement these research and development efforts. The Company's research and development efforts enable it to capitalize on opportunities in the respiratory medical product market by upgrading its current products as well as developing new products.

          The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 190 engineers, technicians and support personnel in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $16,714,000 (5% of net sales in fiscal year 1999), $20,225,000 (6% of net sales) in fiscal year 1998 and

$17,836,000 (6% of net sales) in fiscal year 1997 to support product enhancement and new product development.

          New product introductions in all of the Company's core product areas took place during fiscal year 1997, 1998 and 1999, including products in the Great Performers family, the BiPAP Vision, the Esprit ventilator, new versions of the Tranquility and Quantum Units, the Millenium Oxygen Concentrator, a new sleep diagnostic product, several new face mask products, and BiliChek, an infant bilirubin measurement device. The Company expects to release a variety of new devices in its core product areas in fiscal year 2000. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See "Regulatory Matters".

          In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of new markets, including fetal monitoring, congestive heart failure, tracheal gas insufflation and humidification.

          The Company licenses proprietary technology in the area of fetal oximetry monitoring and is developing a fetal oximetry product utilizing this technology. The current technology utilized in the United States for determining fetal well-being during labor and delivery involves monitoring fetal heart rate. The Company believes that fetal heart rate is reliable as a measure of fetal distress only about 50% of the time, and as a result unnecessary cesarean deliveries are performed, increasing costs and medical/legal exposure. The Company's fetal oximetry technology will give clinicians new oxygen data relative to fetal well being and will also provide heart rate data, thereby providing a more complete picture of the fetus's status. The fetal oximetry product is currently undergoing clinical evaluation.

          Research has indicated that more than 50% of the patients with congestive heart failure also have apnea, and one-third of the patients also experience Cheyne-Stokes respiration ("CSR"), a form of sleep apnea with abnormal breathing patterns that may accelerate deterioration in cardiac function and cause higher morbidity and mortality rates if untreated. The Company believes that if the apnea is identified and treated, the apneas can be eliminated and the quality of life of patients can be improved. Additionally, the Company believes that positive pressure therapy may eliminate CSR events and reduce the effects of CSR on heart failure. Research is being conducted to evaluate the long-term effects of positive pressure therapy on heart failure.

          The Company is also developing a system capable of reducing carbon dioxide blood gas levels in patients with elevated carbon dioxide levels. This tracheal gas insufflation system is expected to be introduced in calendar year 2000 pending FDA clearance to market.

          The Company is also developing a humidification system designed to provide optional humidification at lower usage cost than current products, and is expected to be introduced in calendar year 2000 pending FDA clearance to market.

          The Company maintains a New Ventures Group at its facility in Plum Borough, Pennsylvania. Lead by a Senior Vice President, this group of employees, which includes engineers, researchers and technicians, is charged with identifying product, technology, and business opportunities outside of the Company's core products areas.

Patents, Trademarks and Licenses

          The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has approximately 150 U.S. and foreign patents and has additional U.S. and foreign patent applications pending.

          The Company also has approximately 225 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

          The Company is a party to one legal action relating to its patents and the patents of its competitors. See "Item 3 - Legal Proceedings" for more information regarding these actions.

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

          Early in calendar year 1998, government policy makers began a review of the coverage guidelines for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Ventilatory Support Systems and Quantum Pressure Support Ventilators. The majority of end users of these products participate in federal government insurance programs that are impacted by the decisions of HCFA regarding these coverage guidelines. As part of this review process, the DMERC's, which are the entities that process insurance claims for federal government insurance programs, attended a "consensus conference" on non-invasive ventilation in February 1998. This consensus conference was organized and attended by members of the National Association for Medical Direction of Respiratory Care, an association of clinicians involved in respiratory care. Other attendees included representatives from HCFA, the DMERC's, representatives from major medical and trade associations and equipment manufacturers and distributors. The conference was intended to develop a consensus regarding appropriate clinical criteria for the use of non-invasive ventilation in the home. During the third and fourth quarters of fiscal year 1998 and throughout fiscal year 1999, the Company's sales of non-invasive ventilatory support products for home use in the United States were adversely affected by the uncertainty in the market that this coverage guideline review created and the corresponding reduction in the purchase of these units by the Company's dealer customers pending resolution of the coverage guidelines.

          In July 1998, the DMERC's issued their draft basic coverage policy for the use of non-invasive ventilation in the home. These draft guidelines as issued were believed by industry observers to be more restrictive than the findings of the consensus conference, particularly with regard to the certifications required of prescribing physicians, the requirement of in-hospital testing prior to use and the requirement for a three part evaluation during this in-hospital testing. In addition, the guidelines as drafted appeared to contemplate changes in reimbursement classifications in addition to changes in coverage policies.

          The Company filed formal comments on the DMERC draft guidelines in September 1998 as permitted by DMERC and HCFA regulations. A variety of trade and medical associations, device manufacturers and home care distributors also filed formal comments. The Company, and the other groups filing comments, agreed that while coverage guidelines were needed, the guidelines as drafted were too restrictive, did not reflect the findings of the consensus conference and would in fact increase the total cost of medical care for patients who could benefit from non-invasive ventilatory support in the home while at the same time limiting patient access to this type of therapy.

          On May 28, 1999, revised coverage guidelines were issued, which included significant revisions to the initial draft guidelines. The revised guidelines reflected input from the medical community and helped clarify many of the questions regarding the identification of appropriate patients for non-invasive positive pressure ventilation therapy. Additionally, the DMERCs removed certain restrictive provisions from the policy, including provisions limiting the prescription of the therapy to only board certified pulmonologists and requiring sleep lab testing for all patients with Chronic Obstructive Pulmonary Disease. Further the DMERCs added special provisions for patients already on this therapy that permits continued coverage without the need to meet the testing parameters set forth under the new coverage policy. In addition, the Company was informed that HCFA has delayed the proposed changes in reimbursement classification from the "frequent and substantial service" category to the "capped rental" category.

          In spite of those revisions, the Company believes that the DMERCs have still eliminated other important conclusions reached in the consensus conference report and, as a result, the current draft proposal is still overly restrictive for patients and administratively burdensome for clinicians and healthcare providers. In addition, the DMERCs added a provision to the guidelines that requires the use of bi-level OSA therapy to determine its effectiveness before bi-level non-invasive positive pressure ventilation therapy can be utilized and covered. The Company intends to diligently support the physician organizations in their efforts to establish acceptable prescription guidelines and to work cooperatively with the DMERCs to assure appropriate patient access.

          The revised coverage guidelines described above are currently scheduled to become effective on October 1, 1999. The Company plans to aggressively continue its education and lobbying efforts up through the currently planned effective date. While it is possible that this effective date may be delayed pending further review or that the coverage guidelines may be changed, the Company cannot predict with certainty the final timing or content of the coverage guidelines.

          Because of the continued uncertainty of the marketplace caused by this continuing guideline review, sales of the Company's non-invasive ventilatory support products for home use in the United States were adversely affected during fiscal year 1999. The Company expects that its sales of these units will continue to be negatively impacted and could be further depressed as compared with periods prior to the government review until the final guidelines are issued, or for the foreseeable future if final guidelines are issued that are either as restrictive as, or more restrictive than, the currently drafted guidelines. During the quarter ended June 30, 1999, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately 7% of the Company's total sales.

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

Employees

          The Company currently has approximately 1,900 employees, including approximately 700 hourly employees in the U.S. and 375 hourly employees in the Far East. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

          Financial information concerning foreign and domestic operations and export sales is discussed in Item I "Business-Sales, Distribution and Marketing" and set forth in Note I of the Consolidated Financial Statements included in this Annual Report.


Item 2.  Properties
         ----------

          Information with respect to the location and general character of the principal properties of the Company is included in Item 1 "Business-Manufacturing and Properties".


Item 3.  Legal Proceedings
         -----------------

U.S. ResCare Litigation

          In January 1995 ResCare (now ResMed Limited; hereinafter "ResCare"), a former subsidiary of ResMed, filed an action (the "California suit") against the Company in the United States District Court for the Southern District of California alleging that in the manufacture and sale in the U.S. of nasal masks and CPAP systems and components, the Company infringes three U.S. patents, two of which are owned by and one of which is licensed to ResCare (the "ResCare Patents"). The patents involved in the California suit deal with basic CPAP, mask applications and with a delay timer feature of ResCare's CPAP devices. In the complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the ResCare patents.

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

          In June 1996 ResCare filed another action against the Company in the United States District Court for the Western District of Pennsylvania alleging that in the manufacture and sale in the U.S. of CPAP systems, the Company infringes a fourth U.S. patent that had been recently issued to ResCare relating to the delay timer technology component used in CPAP systems. In this additional litigation, ResCare seeks similar damages as in the pre-existing patent suit. This suit was consolidated, upon the

Company's motion, with the pre-existing patent suits described above and discovery is now proceeding on the consolidated action. No trial date has been set.

          In January 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's mask patent. In September 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's basic CPAP patent. The Company's motion for summary judgment as to non-infringement of a third ResMed patent is pending. It is the Company's belief, based upon its investigation and discovery to date, that the ResCare patents are invalid or unenforceable and that, even if they are valid and enforceable, none of the Company's products infringe any of the patents. The Company intends to vigorously defend and pursue this litigation and strongly believes that the outcome should be favorable to the Company.

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

          Airsep answered the Company's complaint and denied, in all material respects, the allegations of the Company's complaint and filed a counterclaim alleging that the Company's bi-level patent involved in the litigation was invalid and was unenforceable.

          After a hearing, the Court entered an injunction in November 1997 preliminarily enjoining AirSep from infringing the Company's bi-level patent. AirSep filed an appeal with the United States Court of Appeals for the Federal Circuit. In September 1998 the Appeals Court affirmed the preliminary injunction.

          Pursuant to a settlement agreement, the Court entered a Final Judgment ending the litigation in March 1999. The Final Judgment concluded that AirSep infringed the Respironics patent, rejecting AirSep's legal challenges to the validity and enforceability of the Respironics' patent. The Final Judgment also put in place a permanent injunction preventing AirSep from selling infringing bi-level sleep therapy products.

Healthdyne Technologies, Inc. Shareholders Litigation

          As noted in the Healthdyne Technologies Form 10-Q for the quarter ended June 30, 1997, Healthdyne Technologies, Inc. (now Respironics Georgia, Inc.) ("Healthdyne") and certain of its directors were defendants in a class action lawsuit brought on behalf of Healthdyne shareholders in connection with an unsuccessful takeover bid for Healthdyne made by Invacare Corp. The shareholder litigation was covered by insurance, and the Company previously stated that it believed the lawsuit was mooted by the merger of Healthdyne with and into a wholly-owned subsidiary of the Company. The District Court dismissed this matter in February, 1999.

Other Matters

          The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company's results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          During the fourth quarter of the fiscal year 1999, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.
         ---------------------------------------------------------------------

          As of June 30, 1999, 32,999,283 shares of the Company's common stock were issued and outstanding, of which 2,689,683 are held in treasury. These shares are traded in the over-the-counter market and are reported on the NASDAQ National Market system under the symbol "RESP". As of September 7, 1999, there were 2,303 holders of record of the Company's common stock.

          The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

          High and low sales price information for the Company's common stock for the applicable quarters is shown below.

Fiscal year ending June 30, 1999:
                                     First      Second      Third       Fourth
                                     ------     ------      ------      ------
High                                 $19.88     $20.75      $21.38      $16.12
Low                                  $11.25     $ 9.88      $10.81      $12.38

Fiscal year ending June 30, 1998:
                                     First      Second      Third       Fourth
                                     ------     ------      ------      ------
High                                 $28.13     $30.38      $29.63      $29.13
Low                                  $21.00     $21.50      $20.63      $14.50

Item 6.   Selected Financial Data
          -----------------------

                                               (Dollars in thousands except per share data)
Income Statement Data:

                                                            Year Ended June 30
                                       1999       1998          1997         1996         1995
                                    ---------   ---------     ---------    --------     --------
Net sales                           $ 357,571   $ 351,576     $ 314,542    $236,471     $203,704
Cost of goods sold                    186,487     180,650       161,283     120,597      108,794
                                    ---------   ---------     ---------    --------     --------
                                      171,084     170,926       153,259     115,874       94,910

General and administrative
  expense                              43,521      37,200        30,103      23,038       19,824
Sales, marketing and
  commission expense                   60,899      65,560        58,391      42,327       36,423
Research and development
  expense                              16,714      20,225        17,836      14,567       11,413
Restructuring charges                   2,415         -0-           -0-         -0-          -0-
General and administrative
  expense - special addition
  to allowance for doubtful
  accounts                              5,000         -0-           -0-         -0-          -0-
Merger related costs                      -0-      40,751           -0-         -0-          -0-
Costs associated with
  unsolicited offer to acquire
  Healthdyne Technologies, Inc.           -0-         650         2,150         -0-          -0-
Interest expense                        5,206       4,189         3,173       2,514        1,625
Other income                           (1,127)     (1,513)       (2,379)     (1,900)      (1,619)
                                    ---------   ---------     ---------    --------     --------
Income before income taxes             38,456       3,864        43,984      35,328       27,244
Income taxes                           15,395       5,689        17,559      13,842       10,323
                                    ---------   ---------     ---------    --------     --------

Net income                          $  23,061   $  (1,825)    $  26,425    $ 21,486     $ 16,921
                                    =========   =========     =========    ========     ========

Earnings per share                  $    0.72   $   (0.06)    $    0.82    $   0.71     $   0.58
                                    =========   =========     =========    ========     ========

Weighted average number
of shares used in computing
earnings per share                     31,956      32,098        32,352      30,285       29,008

Balance Sheet Data:
                                                     June 30

                                       1999       1998          1997         1996         1995
                                    ---------   ---------     ---------    --------     --------
Working capital                     $ 155,336   $ 137,550     $ 110,566    $135,564    $  71,292
Total assets                          341,179     318,320       294,769     232,924      154,088
Total long-term
obligations                            99,374      69,316        48,985      33,035       30,113
Shareholder's equity                  194,521     200,840       191,056     162,644       91,185

-------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

          Net sales for fiscal year 1999 were $357,571,000, representing a 2% increase in net sales over the $351,576,000 recorded in fiscal year 1998. Fiscal year 1998 net sales represented a 12% increase over the $314,542,000 recorded in fiscal year 1997. The fiscal year 1998 to fiscal year 1999 increase was due primarily to increases in unit and dollar sales of the Company's obstructive sleep apnea therapy products, non-invasive ventilatory support products for hospital use, and oxygen concentrator products, offset by decreases in unit and dollar sales of the Company's non-invasive ventilatory support products for home use. The fiscal year 1997 to fiscal year 1998 increase was due to increases in unit and dollar sales for all of the Company's major product lines and, to a lesser extent, to sales generated by two companies acquired during fiscal year 1997 (see Note K to the Consolidated Financial Statements for additional information regarding these acquisitions).

          Sales for the second half of fiscal year 1998 and all of fiscal year 1999 were adversely impacted by decreases in sales of the Company's non-invasive ventilatory support products for use in the home compared to prior year levels. These sales decreases were caused by uncertainty in the market concerning government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policymakers issued a draft coverage policy in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. In May 1999, a revised set of coverage guidelines were issued for implementation on October 1, 1999. While several restrictive provisions of the July 1998 draft guidelines were removed and potential changes in reimbursement categories have been delayed, the Company believes that this latest set of guidelines is still overly restrictive relative to patient qualification and administratively burdensome for clinicians and healthcare providers. As a result, the Company plans to continue to work with the government policy makers and Congress to resolve the remaining issues. The Company believes that until final guidelines are issued, sales of its non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted as compared with periods prior to the issuance of the guidelines. If the final guidelines issued are either as restrictive as, or more restrictive than, the currently drafted guidelines, or if significant changes in reimbursement categories are ultimately made, the Company's sales of its non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted and could be further depressed. In addition, the Company is also experiencing more general challenges in its marketplace due to the January 1998 reductions in Medicare reimbursement for oxygen therapy, which adversely affected many of the Company's dealer customers.

          The Company's gross profit was 48% of net sales for fiscal year 1999 compared to 49% of net sales for fiscal years 1998 and 1997. The decrease in the gross margin percentage for fiscal year 1999 was due primarily to reductions in gross margin in the fourth quarter of that year caused by a change in distribution method for sales in Germany (see below), increased manufacturing overhead expenses, and sales mix. The constant gross margin percentage for fiscal years 1999 (other than the fourth quarter items noted above), 1998 and 1997 reflects the fact that decreases in average selling prices for the Company's major products (which had been expected over the period) were offset by manufacturing support costs increasing at rates less than the rate of sales increase, lower product costs and sales mix.

          General and administrative expenses, including additions to the allowance for uncollectible accounts receivable, were $48,522,000 (14% of net sales) for fiscal year

1999 compared to $37,200,000 (11% of net sales) for fiscal year 1998 and $30,103,000 (10% of net sales) for fiscal year 1997. The fiscal year 1999 total shown above includes a special addition of $5,000,000 (1% of net sales) to the Company's allowance for uncollectible accounts receivable. This special addition was made primarily to address accounts receivable remaining uncollected that were generated by Healthdyne Technologies, Inc. ("Healthdyne") prior to its merger with the Company in February 1998. This addition was made in the fourth quarter of fiscal year 1999 as a change in previous estimates resulting from slow collections, aging deterioration, and issues affecting customers related to accounts that management expected to collect during fiscal year 1999. The remaining increases in expenses for the periods presented were due primarily to increased information systems costs, legal fees, allowances for doubtful accounts other than the special addition described above, and other administrative expenses. The increase from fiscal year 1997 to fiscal year 1998 was also due to costs incurred by the Company's Respironics Colorado, Inc. ("Respironics Colorado") and Stimotron Medizinische Gerate GmbH ("Stimotron") subsidiaries, since their acquisitions in October 1996 and February 1997, respectively. Finally, amortization of the goodwill generated by those acquisitions is included in general and administrative expenses starting at the date of acquisitions. Increased expenses for fiscal years 1998 and 1999 were partially offset by cost reductions that the Company obtained since the February 1998 merger with Healthdyne.

          Sales, marketing and commission expenses were $60,899,000 (17% of net sales) for fiscal year 1999 as compared to $65,560,000 (19% of net sales) for fiscal year 1998 and $58,391,000 (19% of net sales) for fiscal year 1997. The decrease in these expenses from fiscal year 1998 to fiscal year 1999 was due primarily to the cost reductions that the Company achieved since the February 1998 merger with Healthdyne. The increase in absolute dollars in these expenses from fiscal year 1997 to fiscal year 1998 was due primarily to increased costs for advertising, trade shows and related marketing communication activities, international sales and marketing activities and sales and marketing management. The increases were also due to costs incurred by the Company's Respironics Colorado and Stimotron subsidiaries since their acquisition.

          Research and development expenses were $16,714,000 (5% of net sales) for fiscal year 1999 as compared to $20,225,000 (6% of net sales) for fiscal year 1998 and $17,836,000 (6% of net sales) for fiscal year 1997. The decrease in these expenses from fiscal year 1998 to fiscal year 1999 was due primarily to the elimination of duplicate product development efforts following the merger with Healthdyne in February 1998. The increase in these expenses from fiscal year 1997 to fiscal year 1998 was due to continuing development work by both Respironics and Healthdyne on a variety of new products in each major product line. Significant product development efforts are ongoing, and new product launches in all of the Company's major product lines took place in fiscal year 1999 with additional new product launches scheduled for fiscal year 2000. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

          During fiscal year 1999, the Company incurred $2,415,000 in costs related to its May 1999 decision to enter into a new distribution arrangement for sales of its products in Germany. Under the new arrangement, the Company's products will be distributed by an independent dealer in Germany, and the Company's direct sales efforts in that country will be significantly reduced. Accordingly, costs were incurred to reduce the Company's German workforce and facilities and such costs are included in the charge. As a result of this change in distribution, the Company's sales and gross margins in Germany were reduced starting in May 1999 because of the foregone dealer margin; however selling, administrative, and distribution costs have been, and will continue to be, reduced as well. The Company expects that the change in distribution will be accretive to earnings in fiscal year 2000.

          In July 1999, the Company announced a major restructuring of its United States operations. The major components of the restructuring include the closing of the

Westminster, Colorado manufacturing facility, the closing of the 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of the Youngwood, Pennsylvania distribution and repair facility, the realignment of the Company into four divisions with a corresponding management realignment and a workforce reduction associated with the facility changes and the realignment. The majority of facility changes are expected to be completed during the second quarter of fiscal year 2000, and the divisional realignment is currently in place.

          The total charges associated with the change in German distribution and the restructuring described above are expected to be approximately $25,000,000. As noted above, $2,415,000 of the charges were recorded in fiscal year 1999 with the remainder expected to be recorded in fiscal year 2000. See Note M to the Consolidated Financial Statements for additional information regarding the restructuring.

          During the fiscal year 1998, the Company incurred $40,751,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction such as legal and investment banking fees ($9,500,000), severance and other employment related costs ($9,500,000) and asset write downs to reflect decisions made regarding product and operational standardization (inventory; $11,000,000, other assets, $8,000,000). See Note N to the Consolidated Financial Statements for additional information regarding merger costs. During fiscal years 1998 and 1997, the Company also incurred a total of $2,800,000 in costs associated with an unsolicited offer by a third party to acquire Healthdyne.

          The Company's effective income tax rate from operations (i.e. excluding the impact of the merger costs described above) was 40% for fiscal years 1999, 1998 and 1997. The Company's effective income tax rate for fiscal year 1998 including the impact of the merger charges was 147% because certain of the direct expenses of the merger transaction, such as investment banking and legal fees, were assumed to be non-deductible for income tax purposes.

          As a result of the factors described above, the Company's net income
(loss) was $23,061,000 (6% of net sales) or $0.72 per diluted share for fiscal year 1999 as compared to $(1,825,000) (1% of net sales) or $(.06) per diluted share for fiscal year 1998 and $26,425,000 (8% of net sales) or $0.82 per diluted share for fiscal year 1997.

          Excluding the impact of the special addition to the allowance for uncollectible accounts receivable, restructuring costs, merger costs and the costs associated with the unsolicited offer to acquire Healthdyne, the Company's net income was $27,522,000 (8% of net sales) or $0.86 per diluted share for fiscal year 1999 as compared to $27,270,000 (8% of net sales) or $0.82 per diluted share for fiscal year 1998 and $27,714,000 (9% of net sales) or $0.86 per diluted share for fiscal year 1997.

Financial Condition, Liquidity and Capital Resources

          The Company had working capital of $155,336,000 and $137,550,000 at June 30, 1999 and 1998, respectively. Net cash provided by operating activities was $34,158,000 for fiscal year 1999, as compared to net cash used by operating activities of $13,042,000 for fiscal year 1998 and net cash provided by operating activities of $19,904,000 for fiscal year 1997. The improvement in cash flow from operating activities from fiscal year 1998 to fiscal year 1999 was due primarily to higher earnings in fiscal year 1999, including the impact of merger costs incurred in fiscal year 1998. The deterioration in cash flow from operating activities from fiscal year 1997 to fiscal year 1998 was due primarily to lower earnings in fiscal year 1998 (including the impact of merger costs incurred in fiscal year 1998), increases in inventory and accounts receivable and decreases in accounts payable and accrued expenses.

          Net cash used by investing activities was $25,629,000, $20,013,000, and $69,717,000 for fiscal years 1999, 1998, and 1997, respectively. Net cash used by investing activities for fiscal year 1997 included $49,865,000 relating to the October 1996 acquisition of LIFECARE International, Inc. and $9,000,000 relating to the February 1997 acquisition of Stimotron. The majority of the remaining cash used by investing activities for all periods represented capital expenditures, including the purchase of production equipment, software, computer and telecommunications equipment, and office equipment. Funding for the LIFECARE acquisition was provided by the proceeds from a public offering completed in April 1996. Funding for the Stimotron acquisition was provided by a $9,000,000 loan received from a commercial bank in February 1997 under the terms of a credit agreement The funding for the remainder of the investment activities in all periods was provided by positive cash flows from financing activities, accumulated cash and short-term investment balances, and for fiscal years 1999 and 1997, positive cash flows from operating activities. See Note K to the Consolidated Financial Statements for additional information regarding these acquisitions. See Notes D and K to the Consolidated Financial Statements for additional information about long-term obligations and acquisition financing.

          Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock.

          In August 1998, the Company's Board of Directors authorized a stock buy back of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board of Directors increased the authorization to a total of up to 2,000,000 shares and in March 1999 increased the authorization to a total of up to 3,000,000 shares. In September 1999, the Board of Directors increased the authorization to a total of up to 4,000,000 shares. During fiscal year 1999, the Company repurchased a total of 2,640,000 shares in open market transactions resulting in a use of cash of $33,055,000. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

          In May 1998, the Company finalized a $100,000,000 revolving credit facility with a group of commercial banks. This credit facility was initially used to refinance approximately $55,000,000 of the Company's existing long term debt with the remaining balance of the facility available for future borrowing and has also been used for general corporate purposes, including the stock buy back described above. The revolving credit facility permits borrowings and repayments until its maturity in May 2003. In December 1998, the amount of the revolving credit facility was increased to $125,000,000. The revolving credit facility is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate ("LIBOR"). As of June 30, 1999, the resulting interest rate on amounts outstanding under the revolving credit facility was approximately 5.81 %. See Note D to the Consolidated Financial Statements for additional information about the credit facility.

          The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

          The Company believes that positive cash flow from operating and financing activities, the availability of additional funds under its revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 2000 for operating activities, investing activities, and financing activities (primarily consisting of payments on long-term debt).

Year 2000

Year 2000 State of Readiness

          The Company began its Year 2000 readiness plan in 1998 and is currently working towards completion. The Company has a program in place to systematically review and evaluate its systems, products, and processes for Year 2000 compliance. The Company's Year 2000 readiness plan covers business management, financial and accounting systems and processes, suppliers, vendors and procurement processes, products and services, including the customer satisfaction processes, and production, material movement and distribution systems and processes. A full time Program Management Office ("PMO") team is responsible for the project management and coordination of the Company's Year 2000 efforts, with assistance as needed by the services of a Year 2000 consulting firm and with oversight by an Executive Steering Committee.

          Year 2000 readiness reviews of the Company's core information technology systems are being addressed. Year 2000 compliance of the Company's core business information systems and technology have been largely addressed with the implementation of Year 2000 compliant enterprise-wide resource planning ("ERP") software at each of the Company's major locations. The Company's telecommunication systems have been inventoried, tested, and determined to meet Year 2000 readiness certification. In addition, other network and desktop systems are presently being tested and remediated according to plan, with critical systems targeted for November 1999 completion/certification.

          A technical review of the Company's current and discontinued product lines addressing Year 2000 issues has been completed. Three products were identified as having minor compliance anomalies and solutions in the form of upgrades and users manual inserts are available to customers. A strategy has been implemented for systematically responding to customer inquiries about the Company's product compliance status. The Year 2000 product review also covers products that are currently in research and development or are near launch. Based on this review, no additional issues were noted, and the Company's investments in research and development (including acquired technology rights) do not appear to be affected.

          The Company's infrastructure, facilities, and embedded systems have been inventoried and compliance status evaluation of critical items is nearing completion. Vendors of embedded software products have been contacted with the compliance status of their specific products identified and, where applicable, remediation or contingency plans are being put into place. No non-compliance issues have been identified related to these items, and, where applicable and cost-beneficial, contingency plans will include compliant upgrades. The Company's suppliers, service providers and dealer customers have been contacted and queried about their Year 2000 readiness. Readiness status of critical suppliers and service providers is nearing completion.



Year 2000 Costs

          Total costs for the Company's Year 2000 compliance efforts are currently estimated to be approximately $11,000,000. The majority of these costs relate to the ERP system installations and upgrades and have been, and will be, capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been, and will continue to be, charged directly to expense. Additional costs could be incurred if significant remediation activities are required with third party suppliers (see below). Costs associated with Year 2000 compliance are funded through the Company's operating cash flows.

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

          Interest Rates: The Company's primary interest rate risk relates to its long term debt obligations. At June 30, 1999, the Company had total long term obligations, including the current portion of those obligations, of $100,342,000. Of that amount, $3,282,000 was in fixed rate obligations and $97,060,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the June 30, 1999 weighted average interest rate of 5.76% to a weighted average interest rate of 6.34 %), annual interest expense would be approximately $559,000 higher based on the June 30, 1999 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

          Foreign Exchange Rates: A substantial majority of the Company's sales, expenses, and cash flows are transacted in U.S. dollars. For the year ended June 30, 1999, sales denominated in currencies other than the U.S. dollar (primarily the German mark, and to a lesser extent the French franc and the Chinese yuan) totaled $23,325,000, or approximately 7% of total sales. For the year ended June 30, 1999, pre-tax income (loss) denominated in currencies other than the U.S. dollar (primarily the Hong Kong dollar and the German mark) totaled ($772,000), or approximately (2%) of total pre-tax income. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $2,333,000 and an increase in net income of $77,000 for the year ended June 30, 1999. The Company's entities that operate in Germany, France, Hong Kong and China have certain accounts receivable and accounts payable denominated in U.S. dollars in addition to receivable and payable accounts in their home currencies which can act to further mitigate the impact of foreign exchange rate changes. The Company has no significant foreign currency exchange contracts that expose it to market risk.

Inflation

          Inflation has not had a significant effect on the Company's business during the periods discussed.

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". As amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", FASB No. 133 will be required to be adopted as of the first quarter of fiscal year 2001. The Company intends to adopt FASB No. 133 by the effective date although earlier adoption is permitted. The statement requires the foreign currency contracts used by the Company to manage the risks associated with foreign currency exchange volatility to be recorded at fair market value, with changes in fair value reflected in earnings to the extent the foreign currency contracts do not qualify as hedges in accordance with the statement. The Company has evaluated its existing foreign currency contracts and management does not believe the statement will have a material effect on earnings for existing contracts.

Item 8.   Consolidated Financial Statements
          ---------------------------------

          Index to Consolidated Financial Statements

          Report of Independent Auditors.................................. 28

          Consolidated Balance Sheets as of June 30, 1999 and 1998........ 29

          Consolidated Statements of Operations for the
            years ended June 30, 1999, 1998 and 1997...................... 31

          Consolidated Statements of Cash Flows for the
            years ended June 30, 1999, 1998 and 1997...................... 32

          Consolidated Statements of Shareholders' Equity
            for the years ended June 30, 1999, 1998 and 1997.............. 33

          Notes to Consolidated Financial Statements...................... 34

                        Report of Independent Auditors

Board of Directors
Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young, LLP

Pittsburgh, Pennsylvania
July 23, 1999

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                         June 30
                                                                          1999                              1998
                                                                     -----------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments                                 $  23,651,401                     $  14,874,753
     Trade accounts receivable, less allowance for
       doubtful accounts of $13,919,000 and $8,246,000                  99,253,207                        90,985,120
     Inventories                                                        61,212,368                        58,897,764
     Prepaid expenses and other                                          6,328,742                         5,195,638
     Deferred income tax benefits                                       11,407,404                        14,948,226
                                                                     -------------                     -------------
                     TOTAL CURRENT ASSETS                              201,853,122                       184,901,501

PROPERTY, PLANT AND EQUIPMENT
      Land                                                               3,342,017                         3,360,885
      Building                                                          12,687,961                        13,564,623
      Machinery and equipment                                           64,603,276                        54,087,893
      Furniture, office and computer equipment                          37,719,450                        27,170,001
      Leasehold improvements                                             1,249,044                         1,148,251
                                                                     -------------                     -------------
                                                                       119,601,748                        99,331,653
      Less allowances for depreciation
                and amortization                                        58,371,315                        50,408,095
                                                                     -------------                     -------------
                                                                        61,230,433                        48,923,558

      Funds held in trust for construction
              of new facility                                              852,631                           817,820

OTHER ASSETS                                                            11,822,484                        14,774,380

GOODWILL                                                                65,420,031                        68,902,667
                                                                     -------------                     -------------

                                                                     $ 341,178,701                     $ 318,319,926
                                                                     =============                     =============



See notes to consolidated financial statements.

                                                                                           June 30
                                                                          1999                                    1998
                                                                     -----------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                           $     26,787,172                       $     20,966,011
              Accrued expenses and other                                       18,762,481                             23,266,112
              Current portion of long-term obligations                            967,387                              3,119,617
                                                                        -----------------                       ----------------
                          TOTAL CURRENT LIABILITIES                            46,517,040                             47,351,740

LONG-TERM OBLIGATIONS                                                          99,374,180                             69,316,177

MINORITY INTEREST                                                                 766,035                                812,116

COMMITMENTS                                                                             -                                      -

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized
            100,000,000 shares; issued and outstanding
            32,999,283 shares at June 30, 1999 and
            32,678,632 shares at June 30, 1998                                    329,993                                326,786
     Additional capital                                                       108,863,191                            105,376,608
     Accumulated other comprehensive loss                                      (1,231,013)                            (1,416,465)
     Retained earnings                                                        120,709,953                             97,648,469
     Treasury stock                                                           (34,150,678)                            (1,095,505)
                                                                        -----------------                       ----------------
                TOTAL SHAREHOLDERS' EQUITY                                    194,521,446                            200,839,893
                                                                        -----------------                       ----------------

                                                                         $    341,178,701                       $    318,319,926
                                                                        =================                       ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                                       Year ended
                                                                                                         June 30

                                                                                        1999              1998              1997
                                                                                --------------------------------------------------
Net sales                                                                          $  357,570,743     $ 351,576,443   $314,541,736
Cost of goods sold                                                                    186,486,458       180,650,363    161,283,031
                                                                                   --------------     -------------   ------------
                                                                                      171,084,285       170,926,080    153,258,705

General and administrative expenses                                                    41,921,573        34,362,146     27,764,668
General and administrative expenses - increase to allowance for bad debts               6,600,000         2,838,000      2,338,000
Sales, marketing and commission expenses                                               60,899,432        65,560,336     58,391,202
Research and development expenses                                                      16,713,796        20,224,584     17,835,838
Merger related costs                                                                          -0-        40,751,079            -0-
Restructuring charges                                                                   2,414,844               -0-            -0-
Costs related to unsolicited offer to acquired Healthdyne                                     -0-           650,000      2,150,000
Interest expense                                                                        5,206,767         4,188,740      3,173,497
Other income                                                                           (1,127,847)       (1,513,291)    (2,378,746)
                                                                                   --------------     -------------   ------------
                                                                                      132,628,565       167,061,594    109,274,459
                                                                                   --------------     -------------   ------------


                                             INCOME BEFORE INCOME TAXES                38,455,720         3,864,486     43,984,246

Income taxes                                                                           15,394,236         5,689,220     17,559,494
                                                                                   --------------     -------------   ------------

                                                      NET INCOME (LOSS)            $   23,061,484     $  (1,824,734)  $ 26,424,752
                                                                                   ==============     =============   ============

Basic earnings (loss) per share                                                    $         0.73     $       (0.06)  $       0.84
                                                                                   ==============     =============   ============

Basic shares outstanding                                                               31,521,296        32,097,955     31,292,658

Diluted earnings (loss) per share                                                  $         0.72     $       (0.06)  $       0.82
                                                                                   ==============     =============   ============

Diluted shares outstanding                                                             31,956,088        32,097,955     32,352,208

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES



                                                                                            Year Ended
                                                                                             June 30
                                                                             1999             1998              1997
                                                                        -------------     ------------     ------------

OPERATING ACTIVITIES
 Net income (loss)                                                      $  23,061,484     $ (1,824,734)    $ 26,424,752
 Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation                                                      11,554,345       10,586,890        7,420,375
         Amortization                                                       4,546,355        3,428,791        2,773,294
         Provision for asset write offs                                           -0-       18,134,483              -0-
         Provision for bad debts                                            6,600,000        2,838,000        2,335,000
         Provision for deferred income taxes                                3,540,822       (8,152,329)        (803,924)
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                (14,868,087)     (11,834,737)      (9,403,845)
           Increase in inventories and other current assets                (3,447,708)     (10,499,884)      (5,850,801)
           Decrease (increase) in other assets                              1,853,366       (1,902,889)      (4,705,223)
           Increase (decrease) in accounts payable and
              accrued expenses                                              1,317,530      (13,815,149)       1,714,683
                                                                        -------------     ------------     ------------

               NET CASH PROVIDED (USED) BY
                 OPERATING ACTIVITIES                                      34,158,107      (13,041,558)      19,904,311

INVESTING ACTIVITIES
 Purchase of property, plant and equipment                                (23,005,235)     (20,012,780)     (11,186,005)
 Acquisition of businesses, net of cash acquired                                 -0-              -0-       (58,531,208)
                                                                        -------------     ------------     ------------

               NET CASH USED BY
                 INVESTING ACTIVITIES                                     (23,005,235)     (20,012,780)     (69,717,213)

FINANCING ACTIVITIES
 Proceeds from long-term obligations                                       28,500,000       68,500,000       21,750,000
 Reduction in long-term obligations                                        (1,450,212)     (46,850,350)     (22,168,575)
 Issuance of common stock                                                   3,489,790        8,378,449        3,132,056
 Acquisition of treasury stock                                            (33,055,173)        (213,057)        (843,560)
 (Decrease) increase in minority interest                                     (46,081)         210,044         (283,248)
                                                                        -------------     ------------     ------------

               NET CASH (USED) PROVIDED BY
                 FINANCING ACTIVITIES                                      (2,561,676)      30,025,086        1,586,673

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       185,452         (726,652)        (689,813)
                                                                        -------------     ------------     ------------

               INCREASE (DECREASE) IN CASH AND
                 SHORT-TERM INVESTMENTS                                     8,776,648       (3,755,904)     (48,916,042)

Cash and short-term investments at beginning of period                     14,874,753       18,630,657       67,546,699
                                                                        -------------     ------------     ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                        $  23,651,401     $ 14,874,753     $ 18,630,657
                                                                        =============     ============     ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

                                                               Accumulated
                                                                  Other
                                                               Comprehensive
                                                              Income (Loss)-
                              Common Stock                       Foreign                          Treasury Stock
                          -------------------     Additional     Currency     Retained        ----------------------
                            Shares     Amount      Capital     Translations   Earnings          Shares        Amount     Total
                          ----------  -------   ------------   --------------  ------------   ----------     -------  -----------
BALANCE AT JUNE 30, 1996  30,929,982  $309,300  $ 89,327,044   $        0     $ 73,046,379     1,819   $     (38,888) $ 162,643,835

Net income for the year
   ended June 30, 1997             0         0             0            0       26,426,824         0               0     26,426,824

Shares sold pursuant to
   stock option plans        726,918     7,269     3,124,787            0                0         0               0      3,132,056

Acquisition of treasury
 stock                             0         0             0            0                0    46,000        (843,560)      (843,560)

Income tax benefit from
    exercise of stock
    options                        0         0       386,374            0                0         0               0        386,374

Translation adjustments            0         0             0     (689,813)               0         0               0       (689,813)
                          ----------  --------  ------------   ----------     ------------ ---------   -------------  -------------

BALANCE AT JUNE 30, 1997  31,656,900   316,569    92,838,205     (689,813)      99,473,203    47,819        (882,448)   191,055,716

Net loss for the year
   ended June 30, 1998             0         0             0            0       (1,824,734)        0               0     (1,824,734)

Shares sold pursuant to
    stock option plans     1,021,732    10,217     8,368,232            0                0         0               0      8,378,449

Net acquisition and use
    of treasury stock              0         0             0            0                0     2,208        (213,057)      (213,057)

Income tax benefit from
   exercise of stock
   options                         0         0     4,170,171            0                0         0               0      4,170,171

Translation adjustments            0         0             0     (726,652)               0         0               0       (726,652)
                          ----------  --------  ------------   -----------    ------------ ---------   -------------  -------------

BALANCE AT JUNE 30, 1998  32,678,632   326,786   105,376,608   (1,416,465)      97,648,469    50,027      (1,095,505)   200,839,893

Net income for the year
   ended June 30, 1999             0         0             0            0       23,061,484         0               0     23,061,484

Shares sold pursuant to
   stock option plans        320,700     3,207     2,850,897            0                0         0               0      2,854,104

Net acquisition and use
   of treasury stock               0         0             0            0                0 2,639,656     (33,055,173)   (33,055,173)

Income tax benefit from
   exercise stock options          0         0       635,686            0                0         0               0        635,686

Translation adjustments            0         0             0      185,452                0         0               0        185,452
                          ----------  --------  ------------  -----------     ------------ ---------   -------------  -------------

BALANCE AT JUNE 30, 1999  32,999,332  $329,993  $108,863,191  $(1,231,013)    $120,709,953 2,689,683   $ (34,150,678) $ 194,521,446
                          ==========  ========  ============  ===========     ============ =========   =============  =============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of Respironics, Inc. (the "Company"), its wholly owned subsidiaries, and a foreign joint venture in which it holds a 51% ownership interest. The joint venture partner's 49% equity interest is included in the Company's financial statements as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:
-------------------
Revenue is recognized from sales when a product is shipped to a customer location.

Inventories:
-----------
Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:
-----------------------------
Property, plant and equipment is recorded on the basis of cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from five to 30 years. Amortization of assets under capital leases is included in depreciation expense.

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

Foreign Currency Translation:
----------------------------
The Company follows Statement of Financial Accounting Standards No. 52 for the translation of the accounts of its foreign subsidiaries and its joint venture. Foreign currency assets and liabilities are translated into United States dollars at the rate of exchange existing at the statement date or historical rates depending upon the nature of the account. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are credited or charged directly to accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are credited or charged directly to income.

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

Earnings per Share:
------------------
Basic earnings per share are based on the weighted average number of shares actually outstanding. Diluted earnings per share are based on the weighted average number of shares actually outstanding and dilutive potential shares, such as dilutive stock options which are determined using the treasury stock method.

Cash and Short-Term Investments:
-------------------------------
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash and short-term investments.

Capitalized Software Costs:
---------------------------
Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software costs were $1,096,000 and $1,978,000 at June 30, 1999 and 1998, respectively.

Advertising Costs:
-----------------
Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 1999, 1998 and 1997 were $975,000, $1,138,000 and $1,006,000 respectively.

Goodwill and other Long Lived Assets:
------------------------------------
Goodwill is the cost in excess of the fair value of net assets of businesses acquired and is amortized on the straight line method over periods from 15 to 40 years. Accumulated amortization was $11,664,000 and $8,117,000 at June 30, 1999 and 1998 respectively. The Company evaluates the carrying value of goodwill and other long lived assets for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill or other long lived assets could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill or other long lived asset in measuring whether the goodwill or other long lived asset is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the goodwill or other long lived asset to fair value.

Accrued Expenses and Other:
--------------------------
Accrued expense and other includes accrued compensation of $6,532,000 and $6,062,000 at June 30, 1999 and 1998 respectively.

Comprehensive Income:
--------------------
The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", during the fiscal year ended June 30, 1999. This statement establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of Statement No. 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the Statement No. 130 requirements.

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Presentation of Comparative Financial Statements:
-----------------------------------------------------------
Certain amounts in the June 30, 1998 and 1997 financial statements were reclassified to conform with the presentation in the current period.

NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States and Hong Kong. These investments are readily convertible to cash and are stated at cost which approximates market.

NOTE C -- INVENTORIES

Inventories consisted of the following:

                                                    June 30

                                              1999            1998
                                           -----------     -----------
Raw materials                              $23,633,517     $18,540,521
Work-in-process                              7,036,132       7,570,524
Finished goods                              30,542,719      32,786,719
                                           -----------     -----------
                                           $61,212,368     $58,897,764
                                           ===========     ===========

NOTE D -- LONG TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                             June 30
                                                       1999           1998
                                                    -----------    ------------
1989 Economic Development Revenue
 Bonds, variable interest rate
 (effective rate of 4.63%, including
 letter of credit and remarketing
 fees, at June 30, 1999), principal
 payable in annual installments of
 $200,000 through 2004                            $  1,200,000       $ 1,400,000

Industrial Development Authority
 Loan, payable in monthly install-
 ments of $13,777, including interest
 at 3%, through June 2005                              885,249         1,021,786

Redevelopment Authority Loan,
 payable in quarterly installments
 of $14,533, including interest at 5%,
 through June 2005                                     331,289           371,589

Redevelopment Authority Loan,
 payable in monthly installments of
 $6,296, including interest at 2%,
 through July 2009                                     684,253           746,275

Industrial Development Authority
 Loan, payable in monthly install-
 ments of $7,289, including interest
 at 2%, through March 2010                             854,713           926,144

Industrial Development Revenue Bond,
 payable in quarterly installments of
 $40,000 plus interest at a floating
 rate (effective rate of 4.96% including
 letter of credit fees at June 30, 1999)
 through November 2009                               4,360,000         4,520,000

Commercial Bank Credit Agreement, payable
 in one lump sum in May 2003 including
 interest at a floating rate
 (5.81% at June 30, 1999)                           91,500,000        63,000,000

Other                                                  526,063           450,000
                                                  ------------       -----------
                                                  $100,341,567       $72,435,794
Less current portion                                   967,387         3,119,617
                                                  ------------       -----------
                                                  $ 99,374,180       $69,316,177
                                                  ============       ===========

The Economic Development Revenue Bonds, the Industrial Development Authority Loans, and the Redevelopment Authority Loans are secured by mortgages on the Company's manufacturing facility in Murrysville, Pennsylvania. The Revenue Bond is secured by a mortgage on the Company's facility in Westminster, Colorado. Proceeds from the bonds and the loans were used to finance the construction and expansion of the facilities. The Commercial Bank Credit Agreement, under which a total of $125,000,000 is available, is unsecured. The Company is required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage. At June 30, 1999 the Company was in compliance with these covenants. The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.15%, on the unused portion of the facility.

Scheduled maturities of long-term obligations for the next five years are as follows:

                                            Maturities of
                                            Long-Term Debt
                                            --------------
            2000                            $    967,387
            2001                                 924,815
            2002                                 696,941
            2003                              92,207,480
            2004                                 716,735
            Thereafter                         4,828,209
                                            ------------

           TOTAL                            $100,341,567
                                            ============

Interest paid was $5,228,000, $3,790,000 and $2,962,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE E - OPERATING LEASES

The Company leases its corporate headquarters, its customer satisfaction centers and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 1999 are as follows:

Year ending June 30                     Amount
-------------------                     ------
2000                                 $3,346,000
2001                                  2,212,000
2002                                  1,732,000
2003                                  1,534,000
2004                                  1,315,000
Thereafter                              164,000

Total rent expense for the years ended June 30, 1999, 1998 and 1997 was $3,900,000, $3,318,000 and $2,533,000, respectively.

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

The carrying amounts of the Company's cash and short-term investments and long-term obligations approximate their fair values at June 30, 1999 and 1998.


NOTE G -- INCOME TAXES

Income (loss) before income taxes consisted of the following:

                                                        Year ended June 30
                                            1999             1998             1997
                                         -----------      -----------      -----------
     United States                       $39,228,046        $  253,254      $40,455,546
     Foreign                                (772,326)        3,611,232        3,528,700
                                         -----------       -----------      -----------
     Total                               $38,455,720        $3,864,486      $43,984,246
                                         ===========        ===========      ===========

                                                       Year Ended June 30
                                                1999          1998          1997
                                             -----------   -----------   -----------
Income taxes (benefit) consisted of:
Current
     Federal                                 $10,725,807   $11,046,816   $14,578,734
     Foreign                                    (849,893)      648,804     1,485,216
     State                                     1,977,500     2,145,929     2,299,468
     Tax benefit from exercise
         of stock options                       (635,686)   (4,170,171)     (386,374)
                                             ------------  ------------  ------------
                                              11,217,728     9,671,378    17,977,044

Deferred:
     Federal                                   2,994,679    (7,017,573)     (796,731)
     State                                       546,143    (1,134,756)       (7,193)
                                             ------------  ------------  ------------
                                               3,540,822    (8,152,329)     (803,924)
                                             ------------  ------------  ------------

  Credit to additional paid in
         capital for tax benefit
         from stock option
         exercises                               635,686    4,170,171        386,374
                                             -----------   ----------    -----------

         TOTAL INCOME TAXES
                                             $15,394,236   $5,689,220    $17,559,494
                                             ===========   ==========    ===========

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:

                                                         Year Ended June 30
                                                      1999     1998     1997
                                                     ------   ------   -----
Statutory federal income tax rate                      35%      35%      35%
Increases (decreases):
     State taxes                                        4       17        3
     Foreign taxes                                     (2)     (13)      -0-
     Tax credits                                       (2)     (29)      -0-
     Non-deductible expenses (primarily
       goodwill amortization and
       certain merger related costs)                    5      137       -0-
     Other items, net                                  -0-      -0-       2
                                                     ------   ------   ------

EFFECTIVE INCOME TAX RATE                              40%     147%      40%
                                                     ======   ======   ======

Deferred income tax assets consisted of the following:

                                                             June 30
                                                       1999            1998
                                                    ----------      -----------
     Allowance for bad debts                      $ 4,196,645       $ 2,527,747
     Depreciation                                     (14,895)        1,709,546
     Accruals and reserves(including
       inventories)not deducted for
       tax purposes                                 7,225,654        10,710,933
                                                   -----------      -----------
     Total                                        $11,407,404       $14,948,226
                                                  ============      ===========

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $7,587,000 at June 30, 1999.

Income taxes paid were $9,352,998, $18,473,851 and $17,674,183 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE H -- STOCK OPTION AND PURCHASE PLANS

The Company has in place the 1984 Incentive Stock Option Plan (the "1984 Plan") and the 1992 Stock Incentive Plan (the "1992 Plan") which provide options to eligible employees to purchase common stock over five or ten years at option prices not less than fair market value at the time of the grant. Options become exercisable no sooner than six months from the date of the grant at rates that vary depending on the plan and are subject to possible acceleration in certain circumstances. Under the 1992 Plan, options may include cash payment rights and eligible employees may receive awards of restricted shares of the Company's common stock. The 1984 Plan, which terminated as to new grants in 1993, had 3,400,000 options approved for issuance. The 1992 Plan has a total of 3,000,000 options and restricted shares approved for issuance, including 1,000,000 options that were approved by the Company's shareholders when the 1992 Plan was adopted and an additional 2,000,000 options that were approved by the Company's shareholders in November 1998.

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

Pertinent information regarding options under all Plans is as follows:

                                                          Option Shares
                                                          -------------
                                                        Year Ended June 30
                                                   1999        1998        1997
                                                 ---------   ---------   ---------
Outstanding at beginning of period               1,843,278   2,696,987    3,122,661
Granted:
   Price range ($12.00 - $19.13)                   498,906
   Price range ($18.56 - $26.84)                               248,500
   Price range ($ 9.70 - $23.25)                                            429,274

Exercised:
   Price range ($ 1.38 - $24.63)                  (320,683)
   Price range ($ 1.00 - $22.75)                             (1,017,589)
   Price range ($ 1.00 - $16.25)                                           (684,111)

Canceled                                           (70,640)     (84,350)   (170,837)
                                                 ---------    ---------  ----------
Outstanding at end of period (Weighted average
 price $12.74)                                   1,950,861    1,843,278   2,696,987
                                                 =========   ==========  ==========

Exercisable at end of period                     1,187,288    1,458,557   2,345,365
                                                ==========   ==========  ==========

Shares available for future grant                2,149,111      577,377     741,527
                                                ==========   ==========  ==========

The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $ 6.04, $12.09 and $7.86, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     1999         1998           1997
                                                    ------       ------         ------
          Expected volatility                       52.7%          43.1%        39.8%
          Expected dividend yield                    none          none          none
          Risk-free interest rate                    6.0%           5.7%         6.1%
          Expected life of stock options               5              5            5

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

                                              1999             1998           1997
                                          -----------       -----------   -----------
    Net earnings (loss):
       As reported                        $23,061,484      $(1,824,734)   $26,424,752
       Pro forma                           21,391,820       (3,243,498)    25,462,011
    Diluted earnings (loss) per share:
       As reported                               0.72            (0.06)          0.82
       Pro forma                                 0.67            (0.10)          0.79

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

NOTE I - INDUSTRY SEGMENT,  FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR
                 CUSTOMERS

The Company conducts its operations in one reportable industry segment; the design, development, manufacture and sale of medical devices. Financial information about the Company by geographic area is presented below.

                                                         Year Ended June 30
                                                1999            1998          1997
                                            ------------    ------------   -----------
NET SALES
 United States:
   Unaffiliated customers                   $324,070,103    $317,032,121   $290,988,977
   Interarea transfers                       100,953,047      25,318,249     16,030,250
                                            ------------    ------------   ------------
                                             425,023,150     342,350,370    307,019,227
 Europe:
   Unaffiliated customers                     23,324,507      24,094,532     14,348,947

 Far East:
   Unaffiliated customers                     10,176,133      10,449,790      9,203,812
   Interarea transfers                         6,505,547       4,713,133      4,883,257
                                            ------------    ------------   ------------
                                              16,681,680      15,162,923     14,087,069

Elimination--Transfers                       107,458,594      30,031,382     20,913,507
                                            ------------    ------------   ------------
 NET SALES                                  $357,570,743    $351,576,443   $314,541,736
                                            ============    ============   ============

OPERATING PROFIT
 United States                              $ 54,013,927    $ 52,861,539   $ 50,800,333
 Europe                                       (1,173,304)      1,037,896      2,138,534
 Far East                                      3,640,863       4,172,253      3,453,349
                                            ------------    ------------   ------------

OPERATING PROFIT                              56,481,486      58,071,688     56,392,216

Corporate expense                             12,818,999      50,018,462      9,234,473
Interest expense                               5,206,767       4,188,740      3,173,497
                                            ------------    ------------   ------------
INCOME BEFORE INCOME
      TAXES                                 $ 38,455,720    $  3,864,486   $ 43,984,246
                                            ============    ============   ============

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

Additional information regarding assets and liabilities by geographic area follows:

                                                       June 30
                                                 1999          1998
                                             ------------  ------------
IDENTIFIABLE ASSETS
  United States                              $275,915,304  $257,892,111
  Europe                                       20,687,292    20,032,689
  Far East                                      9,517,300    10,572,147
                                             ------------  ------------
                                              306,119,896   288,496,947

  Corporate assets (primarily
  cash and short-term
  investments and deferred
  income taxes)                                35,058,805    29,822,979
                                             ------------  ------------

  TOTAL ASSETS                               $341,178,701  $318,319,926
                                             ============  ============

TOTAL ASSETS
 United States                               $304,873,461  $280,174,789
 Europe                                        21,772,570    20,718,545
 Far East                                      14,532,670    17,426,592
                                             ------------  ------------
                                             $341,178,701  $318,319,926
                                             ============  ============

TOTAL LIABILITIES
 United States                               $138,300,426  $109,122,934
 Europe                                         4,022,739     4,844,086
 Far East                                       4,334,090     3,513,013
                                             ------------  ------------
                                             $146,657,255  $117,480,033
                                             ============  ============

The Company develops, manufactures and markets medical devices for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to distributors in the health care industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. No single customer accounted for 10% or more of net sales for the years ended June 30, 1999, 1998, or 1997.

NOTE J -- RETIREMENT PLANS

The Company has a Retirement Savings Plan which is available to all United States employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100% rate and may make discretionary contributions. Total Company contributions to these plans was $1,270,000,

$877,000 and $759,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The Company's current benefit program does not provide postretirement benefits to employees.


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

In February 1997, the Company acquired the capital stock of Stimotron Medizinische Gerate GmbH ("Stimotron"). Stimotron was based in Wendelstein, Germany and was the exclusive distributor for the Company's products in that country. The initial consideration paid was $9,000,000 in cash, with the terms of the transaction providing for additional consideration of up to $5,000,000 in cash over the next four years based upon the achievement of certain financial results in Germany. Financing for the initial consideration was obtained from a commercial bank, and financing for the additional consideration, if needed, is expected to come from the Company's Commercial Bank Credit Agreement. The acquisition was treated as a purchase for financial reporting purposes, and accordingly the Company's results of operations include the results of operations of Stimotron since the acquisition date. Goodwill generated by the acquisition is being amortized over 20 years on a straight line basis.

In October 1996, the Company acquired the capital stock of LIFECARE International, Inc. ("LIFECARE"), a developer, manufacturer and marketer of respiratory therapy products, with its primary focus on portable home ventilation therapy, based in Westminster, Colorado. Consideration paid was $50,000,000 in cash. Financing for the acquisition came primarily from the proceeds of a public offering completed by the Company in April 1996. The acquisition was treated as a purchase for financial accounting purposes, and accordingly the Company's results of operations include the results of operations of LIFECARE since the acquisition date. Goodwill generated by the acquisition is being amortized over 20 years on a straight line basis.


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

In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables transferred to the leasing companies. The total exposure for unpaid installment receivables was approximately $16,320,000 and $13,721,000 at June 30, 1999 and 1998, respectively.


NOTE M - RESTRUCTURING

During fiscal year 1999, the Company incurred $2,415,000 in costs related to its decision to enter into a new distribution arrangement for sales of its products in Germany. Under the new arrangement, the Company's products will be distributed by an independent dealer in Germany, and the Company's direct sales efforts in that country will be significantly reduced. Accordingly, costs were incurred to reduce the Company's German workforce and facilities as follows; employment related costs ($1,400,000), asset writeoffs ($200,000), and lease buyouts and other direct expenses ($815,000).

In July 1999, the Company announced a major restructuring of its United States operations. The major components of the restructuring include the closing of the Westminster, Colorado manufacturing facility, the closing of the 20 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction associated with the facility changes and the realignment. The majority of the facility changes are expected to be completed during the second quarter of fiscal year 2000, and the divisional realignment is currently in place.

The total charges associated with the change in German distribution and the restructuring described above are expected to be approximately $25,000,000. The primary components of these charges are employment related costs ($11,000,000), asset write offs ($7,000,000), lease buyouts and other direct restructuring expenses ($7,000,000). As noted above, $2,415,000 of the charges were recorded in fiscal year 1999 with the remainder expected to be recorded in fiscal year 2000.


NOTE N -- MERGER COSTS

During the year ended June 30, 1998, the Company incurred approximately $41,000,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction ($9,500,000), employment related costs ($9,500,000), asset write downs to reflect decisions made regarding product and operational standardization (inventory; $11,000,000, other assets; $8,000,000), and other merger related costs ($3,000,000). Transaction and employment costs incurred but not yet paid have been credited to accrued expense and asset write downs have been credited against the applicable asset accounts. Included in asset write downs is $1,000,000 resulting from Healthdyne and Respironics conforming accounting practices as they relate to the recording of the allowance for doubtful accounts. Approximately $1,100,000 of merger related costs remain unpaid at June 30, 1999.


NOTE O - STOCK REPURCHASE

In August 1998, the Company's Board of Directors authorized a stock buy back of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board of Directors increased the authorization to a total of up to 2,000,000 shares and in March 1999 increased the authorization to a total of up to 3,000,000 shares. During fiscal year 1999, the Company repurchased a total of 2,640,000 shares in open market transactions resulting in a use of cash of $33,055,000. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

NOTE P-- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Year Ended June 30
                                                                        1999                   1998                  1997
                                                                        ----                   ----                  ----
Numerator:

Net Income (loss)                                                    $ 23,061,484           $ (1,824,734)         $ 26,424,752

Denominator:

Denominator for basic earnings per share-
weighted average shares                                                31,521,296             32,097,955            31,292,658

Effect of Dilutive Securities

     Stock Options                                                        434,792                     -0-            1,059,550
                                                                       ----------             ----------            ----------

Denominator for diluted earnings per share
- adjusted weighted average shares and
assumed conversions                                                    31,956,088             32,097,955            32,352,208
                                                                       ==========             ==========            ==========


Basic Earnings (Loss) Per Share                                      $       0.73           $      (0.06)         $       0.84
                                                                       ==========             ==========            ==========

Diluted Earnings (Loss) Per Share                                    $       0.72           $      (0.06)         $       0.82
                                                                       ==========             ==========            ==========

NOTE Q-- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 1999 and 1998:

                                                               1999
                                                               ----
                                                        Three Months Ended
                                    September 30      December 31     March 31        June 30
                                    ------------     ------------   ------------     ----------
Net Sales                           $ 86,412,000     $ 90,197,000   $ 90,882,000     90,080,000

Gross Profit                          41,646,000       43,348,000     44,304,000     41,786,000

Special Addition to Allowance
   For Uncollectible Receivables              --               --             --      5,000,000

Restructuring Costs                           --               --             --      2,415,000

Net Income                             6,309,000        7,359,000      8,261,000      1,132,000

Basic Earnings Per Share                     .19              .23            .26            .04

Diluted Earnings Per Share                   .19              .23            .26            .04

                                                         1998
                                                         ----
                                                Three Months Ended
                                    September 30   December 31     March 31     June 30
                                    ------------   -----------    ----------   ---------
Net Sales                          $90,750,000    $95,472,000   $80,128,000  $85,227,000

Gross Profit                        45,022,000     47,093,000    38,228,000   40,583,000

Merger Related Costs                      --            --       37,503,000    3,248,000

Costs Associated with
  Unsolicited Offer to
  Acquire Healthdyne                   650,000          --            --         --

Net Income (Loss)                    7,854,000      8,953,000   (22,250,000)   3,618,000

Basic Earnings (Loss) Per Share            .25            .28          (.69)         .11

Diluted Earnings (Loss) Per Share          .24            .27          (.69)         .11


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                   PART III

Items 10 through 13.
--------------------

          In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 1999 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 18, 1999, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ----------------------------------------------------------------

          The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report.

(a) (1)   Financial Statements:
          ---------------------

          The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated July 23, 1999, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(a) (2)   Financial Statement Schedules:
          ------------------------------

                                                       Page
                                                       ----
          Financial Statement Schedules:

          Valuation and Qualifying Accounts..........   50

(a) (3)   Exhibits:..................................   51
          --------

                         FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

COL. A                         COL. B            COL. C              COL. D             COL. E

                                                 ADDITIONS
                               Balance at    Charged to Charged to                      Balance
                               Beginning of  Costs and  Other Accts.-  Deductions       at End
DESCRIPTION                    Period        Expenses   Describe       Describe       of Period
                               ------------  ---------- -------------- -----------    ---------
Year ended June 30, 1999:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                     $8,246,000   $6,600,000  $             $927,000(b)  $13,919,000
                                ==========   ==========  ===========   ========     ===========
Year ended June 30, 1998:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                     $4,908,000   $2,838,000  $ 500,000(a)  $            $ 8,246,000
                                ==========   ==========  ===========   ========     ===========

Year ended June 30, 1997:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                     $2,566,000   $2,342,000  $             $            $ 4,908,000
                                ==========   ==========  ===========   ========     ===========

(a) Added in connection with a business combination accounted for as a purchase.
(b) Write off of uncollectible accounts.

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

3.5 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6 By-Laws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7            Amendment to By-Laws of the Company on June 3, 1998, filed as
               Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8 Amendment to By-Laws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

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

10.2 Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Form 10-Q for fiscal quarter ended March 31, 1999.

10.3           Incentive Bonus Plan dated January 26, 1985, filed as Exhibit
               10.16 to Form S-1, Registration No. 33-20899.

10.4 Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5 Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6 Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as Exhibit
               10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30,1995.

10.7 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.8 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.9 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.10 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.11          Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as
               Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 1998.

10.12          Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit
               10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.13 Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.14 Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

10.15 Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, and PNC BANK, NATIONAL ASSOCIATION as the Issuing Bank, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS

               ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.16 Employment Agreement dated December 30, 1996 between the Company and Steven P. Fulton, filed as Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.17 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.18 Agreement and Plan of Reorganization and related Agreement and Plan of Merger, each dated as of November 10, 1997, by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc. a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.19 Form of Amendment to Agreement and Plan of Reorganization and related Agreement and Plan of Merger, dated as of December __, 1997 by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc., a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.20 Employment Agreement dated November 11, 1977 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1998.

10.21 Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Form 10-K for the Fiscal Year ended June 30, 1998.

10.22 Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Form 10-K for the Fiscal Year ended June 30, 1998.

10.23 Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Form 10-K for the Fiscal Year ended June 30, 1998.

10.24 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.21 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.25 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.26 Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics, Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.27 Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.28 Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.29 Tax Sharing Agreement, dated April 21, 1995 between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

10.30 Administrative Services Agreement, dated March 31, 1993, between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as Exhibit
               10.2 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.31 Tax Indemnity Agreement, dated as of April 21, 1995, by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.20 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.32          Lease Agreement, dated December 20, 1993, between Max L.
               Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.33 Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 1998.

10.34 Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to Form 10-K for the fiscal year ended June 30, 1998.

10.35          Respironics, Inc. 1997 Non-Employee Directors' Fee Plan, filed as
               Exhibit 10.35 to this Annual Report.

10.36 First Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of August 19, 1998, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.37 Second Amendment to the Credit Agreement by and among RESPIRONICS, INC. as a the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION, as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of December 9, 1998, filed as
               Exhibit 10.38 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

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

                                    RESPIRONICS, INC.


                                        /s/ James W. Liken
                                    By: ______________________________________
                                        James W. Liken, President and
                                        Chief Executive Officer

Date: September 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 28, 1999:

           /s/ James W. Liken                     /s/ James H. Hardie
 -------------------------------------   -------------------------------------
             James W. Liken                         James H. Hardie
             (President and                            (Director)
        Chief Executive Officer
             and Director)
     (Principal Executive Officer)


         /s/ Daniel J. Bevevino
 -------------------------------------   -------------------------------------
           Daniel J. Bevevino                       Donald H. Jones
  (Vice President and Chief Financial                  (Director)
               Officer)
     (Principal Accounting Officer)


         /s/ Gerald E. McGinnis                  /s/ Craig B. Reynolds
 -------------------------------------   -------------------------------------
           Gerald E. McGinnis                      Craig B. Reynolds
            (Chairman of the                           (Director)
          Board of Directors)


          /s/ Daniel P. Barry
 -------------------------------------   -------------------------------------
            Daniel P. Barry                         Joseph C. Lawyer
               (Director)                              (Director)



          /s/ Douglas A. Cotter
 -------------------------------------   -------------------------------------
           Douglas A. Cotter                       J. Terry Dewberry
               (Director)                              (Director)



 -------------------------------------
           J. Paul Yokubinas
               (Director)

                                EXHIBITS INDEX


Exhibit No.            Description and Method of Filing
-----------            --------------------------------

3.1          Restated Certificate of Incorporation of the Company, filed as
             Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration
             No.33-20899.

3.2 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No.33-39938.

3.3 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No.33-36459.

3.4 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company's Registration Statement on Form S-8, Registration No.33-89308.

3.5 Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6 By-Laws of the Company, filed as Exhibit 3.4 to Amendment No.2 to Form S-1, Registration No.33-20899.

3.7          Amendment to By-Laws of the Company on June 3, 1998, filed as
             Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8          Amendment to By-Laws of the Company on November 18, 1998, filed as
             Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31,
             1998.

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

10.2 Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Form 10-Q for fiscal quarter ended March 31, 1999.

10.3 Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4         Consulting Agreement dated July 1, 1988 between the Company and Dr.
             Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5 Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6 Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30,1995.

10.7 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.8 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.9 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.10 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.11        Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as
             Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 1998.

10.12        Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit
             10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.13 Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.14 Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

10.15 Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, and PNC BANK, NATIONAL ASSOCIATION as the Issuing Bank, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.16 Employment Agreement dated December 30, 1996 between the Company and Steven P. Fulton, filed as Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.17 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.18 Agreement and Plan of Reorganization and related Agreement and Plan of Merger, each dated as of November 10, 1997, by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc. a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.19 Form of Amendment to Agreement and Plan of Reorganization and related Agreement and Plan of Merger, dated as of December, 1997 by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc., a wholly owned subsidiary of Respironics, filed as
             Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.20 Employment Agreement dated November 11, 1977 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1998.

10.21 Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Form 10-K for the Fiscal Year ended June 30, 1998.

10.22 Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Form 10-K for the Fiscal Year ended June 30, 1998.

10.23 Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Form 10-K for the Fiscal Year ended June 30, 1998.

10.24 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.21 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.25 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.26 Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics, Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.27 Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.28 Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.29 Tax Sharing Agreement, dated April 21, 1995 between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

10.30 Administrative Services Agreement, dated March 31, 1993, between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as Exhibit
             10.2 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.31 Tax Indemnity Agreement, dated as of April 21, 1995, by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit
             10.20 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.32 Lease Agreement, dated December 20, 1993, between Max L. Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.33 Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 1998.

10.34 Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to Form 10-K for the fiscal year ended June 30, 1998.

10.35        Respironics, Inc. 1997 Non-Employee Directors' Fee Plan, filed as
             Exhibit 10.35 to this Annual Report.

10.36 First Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of August 19, 1998, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.37 Second Amendment to the Credit Agreement by and among RESPIRONICS, INC. as a the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION, as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of December 9, 1998, filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

21.1         List of Subsidiaries, filed as Exhibit 21.1 to this Annual Report.

23.1         Consent of Ernst & Young, filed as Exhibit 23.1 to this Annual
             Report.