Form 10-Q
period 1999-09-30
RESPIRONICS INC
filed 1999-11-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

   X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
  ---
Exchange Act of 1934 for the quarterly period ended September 30, 1999
                                                    ------------------
or

     ___ Transition Report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from           to
                                                    ---------    -----------
Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                 25-1304989
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


1501 Ardmore Blvd.
Pittsburgh, Pennsylvania                  15221
(Address of principal executive offices)  (Zip Code)

(Registrant's Telephone Number, including area code)   412-731-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X  No    .
                                ---   ---


As of October 31, 1999, there were 33,005,883 shares of Common Stock of the registrant outstanding, of which 3,185,683 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- September 30, 1999 and June 30, 1999.

         Consolidated statements of operations -- Three months ended September 30, 1999 and 1998.

         Consolidated statements of cash flows-- Three months ended September 30, 1999 and 1998.

         Notes to consolidated financial statements -- September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES



                                                                               September 30                   June 30
                                                                                   1999                         1999
                                                                            ---------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                          $    18,419,285             $     23,651,401
   Trade accounts receivable, less allowance for                                 96,254,285                   99,253,207
     doubtful accounts of $13,718,000 and $13,919,000
   Inventories                                                                   60,072,356                   61,212,368
   Prepaid expenses and other                                                     6,944,842                    6,328,742
   Deferred income tax benefits                                                  11,407,404                   11,407,404
                                                                            ---------------             ----------------
                           TOTAL CURRENT ASSETS                                 193,098,172                  201,853,122

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                           3,061,203                    3,342,017
   Building                                                                      11,727,405                   12,687,961
   Machinery and equipment                                                       57,420,657                   64,603,276
   Furniture, office and computer equipment                                      40,714,572                   37,719,450
   Leasehold improvements                                                         2,313,611                    1,249,044
                                                                            ---------------             ----------------
                                                                                115,237,448                  119,601,748
   Less allowances for depreciation
           and amortization                                                      52,381,231                   58,371,315
                                                                            ---------------             ----------------
                                                                                 62,856,217                   61,230,433

   Funds held in trust for construction
            of new facility                                                         861,139                      852,631

OTHER ASSETS                                                                     11,625,181                   11,822,484

GOODWILL                                                                         65,600,277                   65,420,031
                                                                            ---------------             ----------------

                                                                             $  334,040,986                $ 341,178,701
                                                                             ==============                =============


See notes to consolidated financial statements.



                                                                                  September 30                  June 30
                                                                                     1999                         1999
                                                                              -----------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                           $    23,180,729                $    26,787,172
   Accrued expenses and other                                                      21,447,654                     18,762,481
   Current portion of long-term obligations                                         1,246,333                        967,387
                                                                              ---------------                ---------------
               TOTAL CURRENT LIABILITIES                                           45,874,716                     46,517,040

LONG-TERM OBLIGATIONS                                                              99,654,288                     99,374,180

MINORITY INTEREST                                                                           0                        766,035

COMMITMENTS

SHAREHOLDERS' EQUITY
   Common Stock, $.01 par value; authorized
           100,000,000 shares; issued and outstanding
           33,005,883 shares at September 30, 1999 and
           32,999,283 shares at June 30, 1999                                         330,059                        329,993
   Additional capital                                                             108,905,075                    108,863,191
   Accumulated other comprehensive loss                                            (1,395,874)                    (1,231,013)
   Retained earnings                                                              116,153,585                    120,709,953
   Treasury stock                                                                 (35,480,863)                   (34,150,678)
                                                                              ---------------                ---------------
           TOTAL SHAREHOLDERS' EQUITY                                             188,511,982                    194,521,446
                                                                              ---------------                ---------------
                                                                                 $334,040,986                   $341,178,701
                                                                              ===============                ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES




                                                                                    Three months ended
                                                                                      September 30
                                                                         1999                            1998
                                                                  ----------------------------------------------------

Sales                                                             $       80,599,327            $          86,411,576

Cost of Sales                                                             43,436,198                       44,765,995

Cost of Sales - Restructuring                                              4,576,352                                -
                                                                  -------------------             --------------------

     Gross Margin                                                         32,586,777                       41,645,581

General and Administrative Expenses                                       10,156,392                       10,651,109

Sales, Marketing, and Commission Expenses                                 14,681,396                       14,994,078

Research and Development Expenses                                          4,325,772                        4,553,781

Restructuring Charges                                                     10,102,426                                -

Interest Expense                                                           1,425,615                        1,118,182

Other Income                                                                (514,259)                        (186,924)
                                                                  -------------------             --------------------
                                                                          40,177,342                       31,130,226
                                                                  -------------------             --------------------

(Loss) Income Before Income Taxes                                         (7,590,565)                      10,515,355

Income Taxes                                                              (3,036,226)                       4,206,142
                                                                  -------------------             --------------------

     Net (Loss) Income                                            $        (4,554,339)            $          6,309,213
                                                                  ===================             ====================


Basic Shares Outstanding                                                  30,261,516                       32,412,848

Basic (Loss) Earnings Per Share                                   $            (0.15)             $              0.19
                                                                  ===================             ====================


Diluted Shares Outstanding                                                30,261,516                       32,845,029

Diluted (Loss) Earnings Per Share                                 $            (0.15)             $              0.19
                                                                  ===================             ====================



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                            Three Months Ended September 30
                                                                                           1999                           1998
                                                                                    ----------------------------------------------
OPERATING ACTIVITIES
   Net (loss) income                                                                $   (4,554,339)               $     6,309,213
  Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
                Depreciation and amortization                                            6,751,065                      4,519,804
                Asset write offs                                                         6,755,563                            -0-
                Changes in operating assets and liabilities:
                   Decrease (increase) in accounts receivable                            2,998,922                     (9,475,074)
                   (Increase) decrease in inventories                                   (3,841,421)                       201,409
                   Change in other operating assets and liabilities                     (3,781,574)                       875,199
                                                                                    --------------                ---------------
                        NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                                          4,328,216                      2,430,551

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                             (6,977,678)                    (4,509,595)
  Additional purchase price for acquired business                                       (1,085,407)                           -0-
                                                                                    --------------                ---------------
                        NET CASH  USED BY
                           INVESTING ACTIVITIES                                         (8,063,085)                    (4,509,595)

FINANCING ACTIVITIES
  Net increase in borrowings                                                               559,053                     13,422,993
  Issuance of common stock                                                                  39,921                        213,398
  Acquisition of treasury stock                                                         (1,330,185)                    (8,391,535)
 Decrease in minority interest                                                            (766,035)                       (19,119)
                                                                                    --------------                ---------------
                        NET CASH (USED) PROVIDED BY
                           FINANCING ACTIVITIES                                         (1,497,246)                     5,225,737
                                                                                    --------------                ---------------

                           (DECREASE) INCREASE IN CASH AND
                               SHORT-TERM INVESTMENTS                                   (5,232,115)                     3,146,693

Cash and short-term investments at beginning of period                                  23,651,401                     14,874,753
                                                                                    --------------                ---------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                    $   18,419,286                $    18,021,446
                                                                                    ==============                ===============


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 1999



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE B -- INVENTORIES

The composition of inventory is as follows:



                               September 30    June 30
                                   1999         1999
                               ------------  -----------
            Raw materials       $19,839,405  $23,633,517
            Work-in-process       7,844,961    7,036,132
            Finished goods       32,387,990   30,542,719
                                -----------  -----------

                                $60,072,356  $61,212,368
                                ===========  ===========

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated, and discovery is currently underway. The Court had previously granted the Company's motion for summary judgment that the Company does not infringe two of the competitor's patents. On September 30, 1999 the Court granted the Company's motion for summary judgment that the Company does not infringe a third patent. The Company believes that none of its products infringe any of the patents in question, in the event that any one or more of such patents should be held to be valid, and it intends to vigorously defend this position.

NOTE D -- RESTRUCTURING CHARGES

During the quarter ended September 30, 1999, the Company incurred a total of $14,700,000 in charges related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs ($4,900,000), asset write downs to reflect decisions made regarding product, facility, and systems rationalization ($6,800,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($3,000,000). Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write downs have been credited against the applicable asset accounts. The Company expects to incur and record additional restructuring charges over the remainder of fiscal year 2000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.


     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, interest rate fluctuations, intellectual property and related litigation, FDA and other government regulation, and third party reimbursement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 1999 were $80,599,000 representing a 7% decrease over the $86,412,000 recorded for the quarter ended September 30, 1998.

    The Company's sales levels in the quarter ending September 30, 1999 were adversely impacted by disruptions caused by the restructuring plan which was first announced in July 1999, particularly in the domestic hospital product area where a new, dedicated sales force was put in place as part of the restructuring and the corresponding establishment of a separate hospital division. In spite of these disruptions, unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices increased over prior year totals. These product lines, along with non-invasive ventilation devices discussed below, comprise the major part of the Company's homecare division, which was also established as part of the restructuring.

     Another component of the decrease in sales for the current quarter as compared to prior year totals was the impact of the Company's May 1999 decision to change its method of distribution in Germany from direct patient sales to sales through a distributor. As a result of this change, sales decreased in the quarter to quarter comparison by approximately $2,000,000 as a result of foregone distributor margin. Reduced operating expenses in Germany largely offset this dealer margin, and for fiscal year 2000 the Company expects that the change in German distribution will be accretive to earnings.

     Finally, another component of the overall sales decrease was a decrease in sales of the Company's non-invasive ventilatory support products for use in the home compared to prior year levels. These sales decreases were caused by continuing uncertainty in the market concerning government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policymakers issued a draft coverage policy in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. In May 1999, a revised set of coverage guidelines were issued for implementation on October 1, 1999. While several restrictive provisions of the July 1998 draft guidelines were removed and potential changes in reimbursement categories were delayed, the

Company believed that these revised guidelines were still overly restrictive relative to patient qualification and administratively burdensome for clinicians and healthcare providers. As a result, the Company continued to work with the government policy makers and Congress to resolve the remaining issues. Several favorable modifications were made to the guidelines, and final guidelines reflecting these modifications were implemented effective October 1, 1999. The Company believes that these guidelines are still overly restrictive relative to patient qualification and administratively burdensome and is continuing to work with government policy makers on these issues. The uncertainty in the market regarding these guidelines was particularly significant during the quarter ended September 30, 1999 as the planned implementation date approached, and the Company's sales for these products were adversely affected, especially as compared to the quarter ended September 30, 1998 when sales of these products were at their highest level since the uncertainty regarding the coverage guidelines began.

     The Company believes that while the guidelines as implemented are overly restrictive, there is benefit to having certainty in the market regarding coverage for these products and as a result there are opportunities for increased unit sales of non-invasive ventilatory support products. However, selling prices for such units may come under pressure and there may be mix shifts to units with lower average selling prices because of certain patient qualification tests that are required under the guidelines. The Company is working closely with its dealer customers to develop strategies to reach the appropriate patient population in the context of these new guidelines. Because the guidelines have been in place for a short period of time, the Company cannot predict with certainty the exact impact the new guidelines will have. For the quarter ended September 30, 1999, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately five percent of total sales.

     The Company's gross profit, excluding the impact of restructuring charges, was 46% of net sales for the quarter ended September 30, 1999 compared to 48% of net sales for the quarter ended September 30, 1998. This gross profit percentage decrease was due primarily to a reduction in total sales, the foregone distributor margin in Germany as discussed above, and a shift in sales mix as compared to the prior year.

   General and administrative expenses were $10,156,000 (13% of net sales) for the quarter ended September 30, 1999 as compared to $10,651,000 (12% of net sales) for the quarter ended September 30, 1998. The decrease in absolute dollars of expense was due primarily to the impact of controlling expenses in response to reductions in overall sales levels and to lower operating expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above.

     Sales, marketing and commission expenses were $14,681,000 (18% of net sales) for the quarter ended September 30, 1999 as compared to $14,994,000 (17% of net sales) for the quarter ended September 30, 1998. The decrease in absolute dollars of expense was due primarily to lower operating expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above.

   Research and development expenses were $4,326,000 (5% of net sales) for the quarter ended September 30, 1999 as compared to $4,554,000 (5% of net sales) for the quarter ended September 30, 1998. The decrease in absolute dollars of expense was due primarily to the timing of various research and development projects. Significant product development efforts are ongoing; several new products were introduced during the quarter ended September 30, 1999, including the Profile Lite nasal mask, and new product launches in many of the Company's major product lines are scheduled for fiscal year 2000. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

     During the quarter ended September 30, 1999, the Company incurred a total of $14,700,000 in charges related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs, asset write downs to reflect decisions made regarding product, facility, and systems rationalization, and lease buyouts related to facility rationalizations and other direct expenses of the restructuring. Approximately $4,600,000 of these charges relate to inventory write offs in connection with product rationalizations and have been reported as a separate component of cost of goods sold. The

Company expects to incur and record additional restructuring charges over the remainder of fiscal year 2000. See Note D to the Consolidated Financial Statements for additional information about the restructuring charges.

     The Company's effective income tax rate was 40% for the quarters ended September 30, 1999 and 1998.

     As a result of the factors described above, the Company's net loss was ($4,554,000) (6% of net sales) or $(0.15) per diluted share for the quarter ended September 30, 1999 as compared to net income of $6,309,000 (7% of net sales) or $0.19 per diluted share for the quarter ended September 30, 1998. Excluding the impact of the restructuring charges, the Company's net income was $4,253,000 (5% of net sales) or $0.14 per diluted share for the quarter ended September 30, 1999.

     Earnings per share amounts for the quarters ended September 30, 1999 and 1998 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $147,223,000 at September 30, 1999 and $155,336,000 at June 30, 1999. Net cash provided by operating activities was $4,328,000 for the three months ended September 30, 1999 as compared to net cash provided by operating activities of $2,431,000 for the three months ended September 30, 1998. The increase in cash provided by operating activities for the current quarter was primarily due to a decrease in accounts receivable during the current quarter as compared to a significant increase in accounts receivable in last year's first quarter.

     Net cash used by investing activities was $8,063,000 for the three months ended September 30, 1999 as compared to $4,510,000 for the three months ended September 30, 1998. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the current quarter includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities, accumulated cash and short-term investments, and borrowings under long-term obligations.

     Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock. The Company has been repurchasing shares of its outstanding common stock since August 1998 pursuant to a series of Board of Directors' actions that have authorized stock buy backs totaling 4,000,000 shares. During the quarters ended September 30, 1999 and 1998, the Company's buy back activity resulted in uses of cash of $1,330,000 and $8,392,000, respectively. Through October 31, 1999, a total of 3,186,000 shares have been repurchased under the program. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

     The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 2000 for operating activities, investing activities, and financing activities (primarily consisting of payments on long term debt).


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

     The Company's infrastructure, facilities, and embedded systems have been inventoried and compliance status evaluation of critical items is nearing completion. Vendors of embedded software products have been contacted with the compliance status of their specific products identified and, where applicable, remediation or contingency plans are being put into place. No non-compliance issues have been identified related to these items, and, where applicable and cost-beneficial, remediation solutions include compliant upgrades. The Company's suppliers, service providers and dealer customers have been contacted and queried about their Year 2000 readiness. Readiness status of critical suppliers and service providers is nearing completion.

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

Risks and Contingency Plans

     Based on the Year 2000 compliance work conducted to date and described above, the Company's most significant risk, and its reasonably likely worst case scenario relative to Year 2000 compliance, appears to be that upon completion of its review of its third party product and service providers' Year 2000 compliance, it determines that certain of its third party product and service suppliers may not be Year 2000 compliant. If such product and service suppliers in fact do not become Year 2000 compliant in a timely manner and these suppliers cannot provide the Company with products and services in a timely and cost effective manner, future operating results could be adversely affected. The Company believes that the vendor management process that is currently in place will identify these potential risks. Site-level contingency plans are currently being put into place. The contingency planning scope of work focuses on the Company's highest risks, including, but not limited to, suppliers and third party product and service providers. For products and services where the Company's needs are not unique or where a long term relationship with a supplier does not exist, a search for alternative suppliers who are Year 2000 compliant would be conducted and suppliers changed as needed prior to January 1, 2000. While the Company believes that raw materials and components for its products are readily available from a number of suppliers and believes that its service needs are not significantly unique from other companies, it is possible that for some of its suppliers who are identified as being non-compliant, certain remediation strategies with the supplier may be employed, at least initially, as an alternative to switching suppliers because of the operational difficulties that switching suppliers could cause. These remediation strategies include, but are not limited to, increasing purchases from the suppliers in question prior to January 1, 2000 to provide a safety stock if the supplier experiences difficulty and providing the Company's Year 2000 compliance resources to assist the supplier in becoming compliant.

PART 2  OTHER INFORMATION,

Item 1:  Legal Proceedings
-------  -----------------

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

     In January 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's mask patent. In September 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's basic CPAP patent. In September 1999, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's delay timer patent, which was the third of the original three patents on which ResCare sued the Company. It is the Company's belief, based upon its investigation and discovery to date, that the ResCare patents are invalid or unenforceable and that, even if they are valid and enforceable, none of the Company's products infringe any of the patents. The Company intends to vigorously defend and pursue this litigation and strongly believes that the outcome should be favorable to the Company.


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

On July 30, 1999, the Company amended its Rights Agreement, dated as of June 28, 1996, by eliminating the "continuing directors" provision, which amendment is filed herewith as Exhibit 10.39.


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     Exhibit 10.38 Separation Agreement and Complete Release dated September 2, 1999 between the Company and Dennis S. Meteny filed as Exhibit 10.38 to this Form 10-Q for the quarter ended September 30, 1999.

     Exhibit 10.39 Amendment No. 1 to Rights Agreement, dated as of June 28, 1996 filed as Exhibit 10.39 to this Form 10-Q for the quarter ended September 30, 1999.

(b)  Reports on Form 8-K

     On August 23, 1999, the Company filed a Form 8-K to report details of a previously announced restructuring and to report that James W. Liken was named Chief Executive Officer of the Company.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date: November 15, 1999                  /s/ Daniel J. Bevevino
      --------------------------         ----------------------------
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