Form 10-Q
period 1999-12-31
RESPIRONICS INC
filed 2000-02-14
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the quarterly period ended December 31, 1999
                                                    -----------------
or

  ___ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___.
                                ---

As of January 31, 2000, there were 33,033,223 shares of Common Stock of the registrant outstanding, of which 3,736,030 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- December 31, 1999 and June 30, 1999.

         Consolidated statements of operations -- Three months and six months ended December 31, 1999 and 1998.

         Consolidated statements of cash flows -- Six months ended December 31, 1999 and 1998.

         Notes to consolidated financial statements -- December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                             At                       At
                                                                        December 31                 June 30
                                                                            1999                     1999
                                                                        -----------                 -------
ASSETS

CURRENT ASSETS
              Cash and short-term investments                           $ 14,282,174             $ 23,651,401
              Trade accounts receivable, less allowance for
                   doubtful accounts of $14,528,000 and $13,919,000      100,361,483               99,253,207
              Inventories                                                 62,794,637               61,212,368
              Prepaid expenses and other                                   8,187,779                6,328,742
              Deferred income tax benefits                                11,407,404               11,407,404
                                                                        ------------             ------------
                          TOTAL CURRENT ASSETS                           197,033,477              201,853,122

PROPERTY, PLANT AND EQUIPMENT
              Land                                                         3,061,203                3,342,017
              Building                                                    11,848,238               12,687,961
              Machinery and equipment                                     61,358,789               64,603,276
              Furniture, office and computer equipment                    44,016,819               37,719,450
              Leasehold improvements                                       2,507,142                1,249,044
                                                                        ------------             ------------
                                                                         122,792,191              119,601,748
              Less allowances for depreciation
                          and amortization                                57,425,322               58,371,315
                                                                        ------------             ------------
                                                                          65,366,869               61,230,433

              Funds held in trust for construction
                          of new facility                                    870,239                  852,631

OTHER ASSETS                                                              15,431,177               11,822,484


GOODWILL                                                                  64,663,279               65,420,031
                                                                        ------------             ------------
                                                                        $343,365,041             $341,178,701
                                                                        ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                          $ 28,137,929             $ 26,787,172
              Accrued expenses and other                                  22,174,644               18,762,481
              Current portion of long-term obligations                     1,531,075                  967,387
                                                                        ------------             ------------
                          TOTAL CURRENT LIABILITIES                       51,843,648               46,517,040

LONG-TERM OBLIGATIONS                                                    109,258,659               99,374,180

MINORITY INTEREST                                                                  0                  766,035

COMMITMENTS

SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value; authorized
                          100,000,000 shares; issued and outstanding
                          33,026,963 shares at December 31, 1999 and
                          32,999,283 shares at June 30, 1999                 330,270                  329,993
              Additional capital                                         108,992,775              108,863,191
              Accumulated other comprehensive loss                        (3,051,901)              (1,231,013)
              Retained earnings                                          119,817,719              120,709,953
              Treasury stock                                             (43,826,129)             (34,150,678)
                                                                        ------------             ------------
                          TOTAL SHAREHOLDERS' EQUITY                     182,262,734              194,521,446
                                                                        ------------             ------------
                                                                        $343,365,041             $341,178,701
                                                                        ============             ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                   Three months ended                           Six months ended
                                               December 31           December 31         December 31        December 31
                                                  1999                  1998                 1999              1998
                                       ------------------------------------------   ------------------------------------
Net sales                              $          91,702,567     $   90,197,244     $     172,301,894     $  176,608,820
Cost of goods sold                                49,381,846         46,849,405            92,818,044         91,615,400
Cost of goods sold - restructuring
 charges                                                   0                  0             4,576,352                  0
                                        --------------------      -------------      ----------------      -------------
                GROSS MARGIN                      42,320,721         43,347,839            74,907,498         84,993,420

General and administrative
 expenses                                         11,794,695         10,434,081            21,951,087         21,085,190
Sales, marketing and commission
 expenses                                         15,662,311         15,534,088            30,343,707         30,528,166
Research and development expenses                  4,001,304          4,380,119             8,327,076          8,933,900
Restructuring charges                              3,325,615                  0            13,428,041                  0
Interest expense                                   1,714,588          1,063,102             3,140,203          2,181,284
Other income                                        (284,681)          (328,682)             (798,940)          (515,606)
                                        --------------------      -------------      ----------------      -------------
                                                  36,213,832         31,082,708            76,391,174         62,212,934
                                        --------------------      -------------      ----------------      -------------

                INCOME (LOSS) BEFORE
                INCOME TAXES                       6,106,889         12,265,131            (1,483,676)        22,780,486

Income taxes                                       2,442,756          4,906,052              (593,470)         9,112,194
                                        --------------------      -------------      ----------------      -------------

                NET INCOME (LOSS)      $           3,664,133     $    7,359,079     $        (890,206)    $   13,668,292
                                        ====================      =============      ================      =============

Basic earnings (loss) per share        $                0.12     $         0.23     $           (0.03)    $         0.43
                                        ====================      =============      ================      =============

Basic shares outstanding                          29,552,425         31,764,732            29,906,970         32,088,790

Diluted earnings (loss) per share      $                0.12     $         0.23     $           (0.03)    $         0.42
                                        ====================      =============      ================      =============

Diluted shares outstanding                        29,683,238         32,291,132            29,906,970         32,568,080

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                 Six Months Ended December 31
                                                                                      1999               1998
                                                                                 -------------------------------
OPERATING ACTIVITIES
  Net (loss) income                                                              $   (890,206)     $  13,668,292
  Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
         Depreciation and amortization                                             12,862,784          8,983,992
         Asset write-offs                                                           6,482,156                -0-
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                        (1,108,276)       (21,455,931)
            (Increase) decrease in inventories                                     (6,158,621)           359,403
            Change in other operating assets and liabilities                       (4,516,732)         6,279,181
                                                                                 ------------      -------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                           6,671,105          7,834,937

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                       (15,089,439)       (10,541,643)
  Additional purchase price for acquired business                                  (1,085,407)               -0-
                                                                                 ------------      -------------
                NET CASH USED BY INVESTING ACTIVITIES                             (16,174,846)       (10,541,643)

FINANCING ACTIVITIES
  Net increase in borrowings                                                       10,448,166         22,803,985
  Issuance of common stock                                                            127,834          1,543,634
  Acquisition of treasury stock                                                    (9,675,451)       (14,174,808)
  Decrease in minority interest                                                      (766,035)           (28,066)
                                                                                 ------------      -------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                             134,514         10,144,745
                                                                                 ------------      -------------
                   (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS          (9,369,227)         7,438,039

Cash and short-term investments at beginning of period                             23,651,401         14,874,753
                                                                                 ------------      -------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                 $ 14,282,174      $  22,312,792
                                                                                 ============      =============

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 1999



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                               December 31                 June 30
                                  1999                      1999
                               -----------               -----------
            Raw materials      $22,695,000               $23,633,000
            Work-in-process      7,660,000                 7,036,000
            Finished goods      32,440,000                30,543,000
                               -----------               -----------

                               $62,795,000               $61,212,000
                               ===========               ===========

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated, and discovery is currently underway. The Court had previously granted the Company's motion for summary judgment that the Company does not infringe three of the competitor's patents. In December 1999, the Court granted the Company's motion for summary judgment that the Company does not infringe the fourth and final patent. The Company intends to continue to pursue its claims that the competitor's patents are invalid or unenforceable.

NOTE D -- RESTRUCTURING CHARGES

RECONCILIATION OF RESTRUCTURING RESERVES

                                              Employee                           Lease Buyouts
                                             Severance          Asset           & Other Direct           Total
                                               Costs         Write-Downs            Expenses          Restructuring
                                           ------------   -----------------    ----------------    ----------------
Balance at July 1, 1999                      $        -        $          -        $          -        $          -
Restructuring charges (net)                   4,900,000           6,800,000           3,000,000          14,700,000
Cash expenditures                              (300,000)                  -          (1,100,000)         (1,400,000)
Noncash expenditures                                  -            (400,000)                  -            (400,000)
                                             ----------        ------------        ------------        ------------
Balance at September 30, 1999                 4,600,000           6,400,000           1,900,000          12,900,000
                                             ----------        ------------        ------------        ------------
Restructuring charges (net)                   1,100,000             100,000           2,100,000           3,300,000
Cash expenditures                              (800,000)                  -          (2,800,000)         (3,600,000)
Noncash expenditures                                  -          (1,100,000)                  -          (1,100,000)
                                             ----------        ------------        ------------        ------------
Balance at December 31, 1999                 $4,900,000         $ 5,400,000         $ 1,200,000         $11,500,000
                                             ==========         ===========         ===========         ===========

During the six months ended December 31, 1999, the Company incurred a total of $18,000,000 in charges related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs ($6,000,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($6,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($5,100,000). Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. The Company expects to incur and record additional restructuring charges over the remainder of fiscal year 2000.

NOTE E - SUBSEQUENT EVENTS

In February 2000, the parent company of one of the Company's major customers filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company's customer was one of the entities included in the filing. According to press releases issued in connection with the filing and discussions with the customer, the election to seek court protection was made in order to facilitate the restructuring of the parent company's capital and lease obligations and that normal business operations are expected to continue. The Company's total balance due from the customer at the date of the filing was approximately $4,500,000. The Bankruptcy Court has approved an order permitting the payment of certain pre-petition claims of critical vendors; however, a precise determination of the ultimate collectibility of the Company's balance cannot be made at this time. Any reserves necessary to address this balance will be recorded when a more precise determination of collectibility can be made.

Also in February 2000, the Company reached a preliminary agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this preliminary agreement, the Company expects to record a one-time reduction in income tax liability and income tax expense. While the exact amount of the adjustment will not be known until final agreements are executed, the Company expects that the adjustment will be in the range of $750,000 to $1,250,000.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, interest rate fluctuations, intellectual property and related litigation, FDA and other government regulation, third party reimbursement, restructuring activities, and anticipated cost savings.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the quarter ended December 31, 1999 were $91,703,000 representing a 2% increase over the sales of $90,197,000 recorded for the quarter ended December 31, 1998. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and other accessories, helped to drive the increase in sales for the quarter. These product lines, along with non-invasive ventilation devices discussed below, comprise the major part of the Company's homecare division established as part of the July 1999 restructuring plan. Sales of the Company's hospital products also increased during the current quarter.

     Partially offsetting this increase in sales was a decrease in sales of the Company's non-invasive ventilatory support devices for use in the home compared to prior year levels. These sales decreases were caused by the implementation of revised government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers.

     Government policymakers issued a draft coverage policy in July
1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. In May 1999, a revised set of coverage guidelines were issued for implementation on October 1, 1999. While several restrictive provisions of the July 1998 draft guidelines were removed and potential changes in reimbursement categories were delayed, the Company believed that these revised guidelines were still overly restrictive relative to patient qualification and administratively burdensome for clinicians and healthcare providers. As a result, the Company continued to work with the government policy makers and Congress to resolve the remaining issues. Several favorable modifications were made to the guidelines, and final guidelines reflecting these modifications were implemented effective October 1, 1999. The Company believes that these guidelines are still overly restrictive relative to patient qualification and administratively burdensome and is continuing to work with government policy makers on these issues. The uncertainty in the market regarding these guidelines and their implementation was particularly significant during the quarters ended September 30 and December 31, 1999, as the planned implementation date approached and passed, and the Company's sales for these products were adversely affected.

     The Company believes that while the guidelines as implemented are overly restrictive, there is benefit to having certainty in the market regarding coverage for these products and as a result there are opportunities for increased unit sales of non-invasive ventilatory support products. However, selling prices for such units may come under pressure and there may be mix shifts to units with lower average selling prices because of certain patient qualification tests that are required under the guidelines. The Company is working closely with its dealer customers to develop strategies to reach the appropriate patient population in the context of these new guidelines. Because the guidelines have been in place for a short period of time, the Company cannot predict with certainty the exact impact the new guidelines will have. For the quarter ended December 31, 1999, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately two percent of total sales.

     Also affecting sales for the current quarter was a decrease in sales compared to the quarter ended December 31, 1998 resulting from the impact of the Company's May 1999 decision to change its method of distribution in Germany from direct patient sales to sales through a distributor. As a result of this change, sales decreased in the quarter to quarter comparison by approximately $2,500,000 due to the foregone distributor margin. Excluding this foregone distributor margin, sales in Germany increased nearly five percent for the quarter. Reduced operating expenses in Germany partially offset this dealer margin.

     For the six-month period ending December 31, 1999, net sales of $172,302,000 decreased 2% from $176,609,000 in the prior year period. Despite the increases in sales in sleep apnea therapy devices and oxygen concentrators discussed above, lower sales of non-invasive ventilation devices and the foregone foreign distributor margin discussed above (totaling approximately $4,500,000 for the six-month comparison) contributed to the decrease in sales for the six-month period. Also adversely impacting the current six-month period were temporary disruptions in the September 30, 1999 quarter caused by the restructuring plan which was first announced in July 1999, particularly in the domestic hospital product area where a separate hospital division was established and a new, dedicated sales force was put in place. During the current quarter ended December 31, 1999, these disruptions were resolved.

     The Company's gross profit, excluding the impact of restructuring charges, was 46% of net sales for the quarter and six months ended December 31, 1999 compared to 48% of net sales for the quarter and six months ended December 31, 1998. This gross profit percentage decrease was due primarily to foregone dealer margin described above, a shift in sales mix as compared to the prior year and, to a lesser extent, increased costs related to the Company's distribution and manufacturing restructuring efforts.

     General and administrative expenses were $11,795,000 (13% of net sales) for the quarter ended December 31, 1999 as compared to $10,434,000 (12% of net sales) for the quarter ended December 31, 1998. For the six months ended December 31, 1999, general and administrative expenses were $21,951,000 (13% of net sales) as compared to $21,085,000 (12% of net sales) for the six months ended December 31, 1998. The increase in general and administrative expenses was due primarily to an increase in information technology department expenses, including depreciation expense on SAP hardware and software, and to increases in reserve accounts, including those applicable to accounts receivable. Partially offsetting this increase in expenses were lower operating expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above, and the impact of controlling expenses in response to reductions in overall sales levels during the first quarter of the current year.

     Sales, marketing and commission expenses were $15,662,000 (17% of net sales) for the quarter ended December 31, 1999 as compared to $15,534,000 (17% of net sales) for the quarter ended December 31, 1998. For the six months ended December 31, 1999, sales, marketing, and commission expenses were $30,344,000 (18% of net sales) compared to $30,528,000 (17% of net sales) for the prior year six-month period. The small increase in absolute dollars of expense for the current quarter and the decrease in absolute dollars of expense for the current six-month period were due primarily to lower operating expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above, partially offset by increased expenses driven by increased sales and activity levels in the Company's homecare and hospital product lines in the second quarter.

     Research and development expenses were $4,001,000 (4% of net sales) for the quarter ended December 31, 1999 as compared to $4,380,000 (5% of net sales) for the quarter ended December 31, 1998. Research and development expenses for the six months ended December 31, 1999 were $8,327,000 (5% of net sales) compared to $8,934,000 (5% of net sales) for the prior year period. The decrease in absolute dollars of expense was due primarily to the timing of various research and development projects. Significant product development efforts are ongoing; several new products were introduced during the quarter ended September 30, 1999, including the Profile Lite nasal mask. During the quarter ended December 31, 1999, the Respironics Simplicity nasal mask and Harmony ST Ventilator were introduced. New product launches in many of the Company's major product lines are scheduled for fiscal year 2000. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

     During the three months and six months ended December 31, 1999, the Company incurred charges of $3,300,000 and $18,000,000, respectively, related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs, asset write-downs to reflect decisions made regarding product, facility, and systems rationalization, and lease buyouts related to facility rationalizations and other direct expenses of the restructuring. Approximately $4,600,000 of these charges relate to inventory write-offs in connection with product rationalizations and have been reported as a separate component of cost of goods sold. The Company expects to incur and record additional restructuring charges over the remainder of fiscal year 2000. See Note D to the Consolidated Financial Statements for additional information about the restructuring charges.

     The Company's effective income tax rate was 40% for all periods presented.

     As a result of the factors described above, the Company's net income was $3,664,000 (4% of net sales) or $0.12 per diluted share for the quarter ended December 31, 1999 as compared to net income of $7,359,000 (8% of net sales) or $0.23 per diluted share for the quarter ended December 31, 1998. For the six months ended December 31, 1999, the Company's net loss was ($890,000) (1% of net sales) or ($0.03) per diluted share compared to net income of $13,668,000 (8% of net sales) or $0.42 per diluted share for the prior year period. Excluding the impact of the restructuring charges, the Company's net income for the quarter and six months ended December 31, 1999 was $5,660,000 (6% of net sales) or $0.19 per diluted share and $9,912,000 (6% of net sales) or $0.33 per diluted share, respectively.

     Earnings per share amounts for the quarters and six months ended December 31, 1999 and 1998 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $145,190,000 at December 31, 1999 and $155,336,000 at June 30, 1999. Net cash provided by operating activities was $6,671,000 for the six months ended December 31, 1999 as compared to net cash provided by operating activities of $7,835,000 for the six months ended December 31, 1998. The decrease in cash provided by operating activities for the current six-month period was primarily due to lower earnings, increases in inventory, and increases in other assets resulting from technology investments. Partially offsetting these uses of cash in the current period was a decrease in the growth of accounts receivable; the prior year six-month period included a significant increase in accounts receivable.

     Net cash used by investing activities was $16,175,000 for the six months ended December 31, 1999 as compared to $10,542,000 for the six months ended December 31, 1998. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the current six-month period includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities, accumulated cash and short-term investments, and borrowings under long-term obligations.

     Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock. The Company has been repurchasing shares of its outstanding common stock since August 1998 pursuant to a series of Board of Directors' actions that have authorized stock buy backs totaling 4,000,000 shares. During the six months ended December 31, 1999 and 1998, the Company's buy back activity resulted in uses of cash of $9,675,000 and $14,175,000, respectively. Through January 31, 2000, a total of 3,864,000 shares have been repurchased under the program. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

     In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. Most of the restructuring activities have been completed and restructuring charges totaling $18,000,000 were recorded during the six-month period ended December 31, 1999. See Note D to the Consolidated Financial Statements for an analysis of this charge, including the reserve balances relating to the charge that remain at December 31, 1999. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company expects to incur additional restructuring charges (currently estimated in a range from $2,000,000 to $4,000,000) over the remainder of the fiscal year ending June 30, 2000, the majority of which are expected to consist of cash expenditures. As previously disclosed, annualized savings associated with the restructuring are expected to be approximately $10,000,000, with these savings expected to be realized beginning in the quarter ending March 31, 2000. These cost savings are expected to positively impact cost of sales, general and administrative expenses, and sales and marketing expenses, and will be offset to some extent by planned increases in those expenses consistent with expected increases in sales in future periods and the Company's continuing investment in the business.

     The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 2000 for operating activities (including restructuring), investing activities, and financing activities (primarily consisting of payments on long term debt).

Year 2000

     The Company completed its Year 2000 readiness plan during the quarter ended December 31, 1999 and the program was in place at December 31, 1999. At that time and during the month of January 2000, no major compliance anomalies have occurred. The transition from December 31, 1999 to Year 2000 went as expected, and the Company's contingency plans related to third party product and service providers were not utilized.

     Total costs for the Company's Year 2000 compliance efforts approximated $11,000,000 and were funded through the Company's operating cash flows. The majority of these costs relate to the ERP system installations and upgrades and have been capitalized and charged to expense over the estimated useful life of the associated hardware and software. The remaining costs have been charged directly to expense. The Company will continue to monitor for any anomalies that may arise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long term debt obligations. At December 31, 1999, the Company had total long term debt obligations, including the current portion of those obligations, of $110,790,000. Of that amount, $4,410,000 was in fixed rate obligations and $106,380,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the December 31, 1999 weighted average interest rate of 6.72% to a weighted average interest rate of 7.39%), annual interest expense would be approximately $715,000 higher based on the December 31, 1999 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

     Foreign Exchange Rates: Information relating to the sensitivity to foreign currency exchange rate changes of the Company's firmly committed sales transactions, in addition to what is presented in Item 2 of this filing, is omitted because foreign exchange exposure risk has not materially changed from that disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


PART 2  OTHER INFORMATION

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

     In January 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's mask patent. In September 1998, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's basic CPAP patent. In September 1999, the Court granted the Company's motion for summary judgment that it does not infringe ResCare's delay timer patent, which was the third of the original three patents on which ResCare sued the Company. In December 1999, the Court dismissed ResCare's infringement claims as to the fourth and final patent. The Company intends to continue to pursue its claims that the ResCare patents are invalid or unenforceable.


Item 2:  Change in Securities
-------  --------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 18, 1999. The holders of 28,824,561 shares of the Company's stock (approximately 96% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were:

(i) the election of four persons to serve as directors for a three year term expiring at the Annual Meeting of Shareholders in 2002; the election of one person to serve as director for a two year term expiring at the Annual Meeting of Shareholders in 2001; the election of one person to serve as director for a one year term expiring at the Annual Meeting of Shareholders in 2000,

(ii) the ratification of the selection of Ernst & Young, LLP as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 2000.


The results of voting were as follows:

(i) Daniel P. Barry, J. Terry Dewberry, Donald H. Jones, and James W. Liken, the nominees of the Company's Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2002; Candace L. Littell, the nominee of the Company's Board of Directors, was elected to serve until the Annual Meeting of Shareholders in 2001; J. Paul Yokubinas, the nominee of the Company's Board of Directors, was elected to serve until the Annual Meeting of Shareholders in 2000. There were no other nominees.

Shares were voted as follows:

          Name                   For           Withhold Vote For
--------------------         ----------        -----------------
  Daniel P. Barry            25,612,492            280,703
  J. Terry Dewberry          25,454,507            280,703
  Donald H. Jones            25,618,096            280,783
  James W. Liken             25,483,422            280,783
  Candace L. Littell         25,594,047            280,783
  J. Paul Yokubinas          25,454,358            280,783

(ii) the selection of Ernst & Young, LLP as independent public accountants for the 2000 fiscal year was ratified: affirmative votes, 25,785,460; negative votes, 107,388.

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

                                         RESPIRONICS, INC.

Date:         2/14/2000                   /s/ Daniel J. Bevevino
     ____________________________        ___________________________________
                                         Daniel J. Bevevino
                                         Vice President, and Chief
                                         Financial and Principal
                                         Accounting Officer

                                         Signing on behalf of the
                                         registrant and as Chief
                                         Financial and Principal
                                         Accounting Officer