Form 10-Q
period 2000-03-31
RESPIRONICS INC
filed 2000-05-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the quarterly period ended March 31, 2000
                                                    --------------
or

 ___ Transition Report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from           to
                                                    ----------   ----------
Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


Delaware                          25-1304989
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


1501 Ardmore Blvd.
Pittsburgh, Pennsylvania                  15221
(Address of principal executive offices)  (Zip Code)

(Registrant's Telephone Number, including area code)  412-731-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X  No    .
                                ---    ---


As of April 30, 2000, there were 33,104,657 shares of Common Stock of the registrant outstanding, of which 3,734,646 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Consolidated balance sheets -- March 31, 2000 and June 30, 1999.

         Consolidated statements of operations -- Three months and nine months ended March 31, 2000 and 1999.

         Consolidated statements of cash flows -- Nine months ended March 31, 2000 and 1999.

         Notes to consolidated financial statements -- March 31, 2000.


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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                 At                        At
                                                                              March 31                  June 30
                                                                                2000                      1999
                                                                              --------                  --------
ASSETS

CURRENT ASSETS
    Cash and short-term investments                                       $   8,043,792              $  23,651,401
    Trade accounts receivable, less allowance for
         doubtful accounts of $18,693,000 and $13,919,000                   103,836,323                 99,253,207
    Inventories                                                              67,216,240                 61,212,368
    Prepaid expenses and other                                                8,446,668                  6,328,742
    Deferred income tax benefits                                             13,653,968                 11,407,404
                                                                            -----------               ------------
                 TOTAL CURRENT ASSETS                                       201,196,991                201,853,122

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                      3,061,203                  3,342,017
    Building                                                                 12,168,954                 12,687,961
    Machinery and equipment                                                  64,602,120                 64,603,276
    Furniture, office and computer equipment                                 46,334,555                 37,719,450
    Leasehold improvements                                                    2,610,872                  1,249,044
                                                                            -----------               ------------
                                                                            128,777,704                119,601,748
    Less allowances for depreciation
         and amortization                                                    63,214,207                 58,371,315
                                                                            -----------               ------------
                                                                             65,563,497                 61,230,433
    Funds held in trust for construction
         of new facility                                                              0                    852,631

OTHER ASSETS                                                                 15,025,514                 11,822,484

GOODWILL                                                                     63,640,283                 65,420,031
                                                                            -----------               ------------
                                                                          $ 345,426,285              $ 341,178,701
                                                                            ===========               ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $  29,072,846              $  26,787,172
    Accrued expenses and other                                               18,907,613                 18,762,481
    Current portion of long-term obligations                                  1,477,508                    967,387
                                                                            -----------               ------------
                 TOTAL CURRENT LIABILITIES                                   49,457,967                 46,517,040

LONG-TERM OBLIGATIONS                                                       108,305,374                 99,374,180

MINORITY INTEREST                                                                     0                    766,035

COMMITMENTS

SHAREHOLDERS' EQUITY
    Common Stock, $.01 par value; authorized
         100,000,000 shares; issued and outstanding
         33,098,409 shares at March 31, 2000 and
         32,999,283 shares at June 30, 1999                                     330,984                    329,993
    Additional capital                                                      109,586,447                108,863,191
    Accumulated other comprehensive loss                                     (2,500,717)                (1,231,013)
    Retained earnings                                                       123,607,259                120,709,953
    Treasury stock                                                          (43,361,029)               (34,150,678)
                                                                            -----------               ------------
                 TOTAL SHAREHOLDERS' EQUITY                                 187,662,944                194,521,446
                                                                            -----------               ------------
                                                                          $ 345,426,285              $ 341,178,701
                                                                            ===========               ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                Three months ended                     Nine months ended
                                                             March 31           March 31            March 31         March 31
                                                               2000               1999                2000             1999
                                                          -------------------------------        -----------------------------
Net sales                                                $  97,837,028      $  90,882,060       $ 270,138,922     $ 267,490,880
Cost of goods sold                                          51,484,648         46,577,974         144,302,692       138,193,374
Cost of goods sold - restructuring charges                     513,986                  0           5,090,338                 0
                                                          ------------       ------------        ------------       -----------
       GROSS MARGIN                                         45,838,394         44,304,086         120,745,892       129,297,506

General and administrative expenses                         12,038,211         10,844,007          33,989,298        31,929,197
General and administrative expenses - special items          4,500,000                  0           4,500,000                 0
Sales, marketing and commission expenses                    15,983,880         14,624,638          46,327,587        45,152,804
Research and development expenses                            4,436,693          3,989,291          12,763,769        12,923,191
Restructuring charges                                        3,718,115                  0          17,146,156                 0
Interest expense                                             1,845,572          1,377,194           4,985,775         3,558,478
Other income                                                  (261,723)          (299,753)         (1,060,663)         (815,359)
                                                          ------------       ------------        ------------       -----------
                                                            42,260,748         30,535,377         118,651,922        92,748,311
                                                          ------------       ------------        ------------       -----------

       INCOME BEFORE INCOME TAXES                            3,577,646         13,768,709           2,093,970        36,549,195

Income taxes (benefit)                                        (211,895)         5,507,484            (805,365)       14,619,678
                                                          ------------       ------------        ------------       -----------

       NET INCOME                                        $   3,789,541      $   8,261,225       $   2,899,335     $  21,929,517
                                                          ============       ============        ============       ===========
Basic earnings per share                                 $        0.13      $        0.26       $        0.10     $        0.69
                                                          ============       ============        ============       ===========

Basic shares outstanding                                    29,400,975         31,423,061          29,738,305        31,866,880

Diluted earnings per share                               $        0.13      $        0.26       $        0.10     $        0.68
                                                          ============       ============        ============       ===========

Diluted shares outstanding                                  29,827,850         31,869,297          29,976,198        32,335,152


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                              Nine Months Ended March 31
                                                                            2000                     1999
                                                                       --------------------------------------
OPERATING ACTIVITIES
   Net income                                                          $   2,899,335           $   21,929,517
   Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization                                   19,475,470               14,007,257
          Asset write-offs                                                 7,677,816                      -0-
          Changes in operating assets and liabilities:
             Increase in accounts receivable                              (4,583,116)             (21,100,704)
             Increase in inventories                                     (11,094,210)                (584,155)
             Change in other operating assets and liabilities             (8,776,653)               2,819,341
                                                                         -----------             ------------
                  NET CASH PROVIDED BY
                     OPERATING ACTIVITIES                                  5,598,642               17,071,256

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                              (20,307,991)             (18,341,877)
  Additional purchase price for acquired business                         (1,085,407)                     -0-
                                                                         -----------             ------------
                  NET CASH USED BY
                     INVESTING ACTIVITIES                                (21,393,398)             (18,341,877)

FINANCING ACTIVITIES
  Net increase in borrowings                                               9,441,314               28,182,263
  Issuance of common stock                                                   722,219                2,744,485
  Acquisition of treasury stock, net                                      (9,210,351)             (24,879,502)
  Decrease in minority interest                                             (766,035)                 (38,486)
                                                                         -----------             ------------
                   NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                                   187,147                6,008,760
                                                                         -----------             ------------
                      (DECREASE) INCREASE IN CASH AND
                          SHORT-TERM INVESTMENTS                         (15,607,609)               4,738,139

Cash and short-term investments at beginning of period                    23,651,401               14,874,753
                                                                         -----------             ------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                       $   8,043,792           $   19,612,892
                                                                         ===========             ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2000



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

NOTE B -- INVENTORIES

The composition of inventory is as follows:


                                March 31      June 30
                                  2000         1999
                               -----------  -----------
            Raw materials      $23,669,000  $23,633,000
            Work-in-process      4,518,000    7,036,000
            Finished goods      39,029,000   30,543,000
                               -----------  -----------
                               $67,216,000  $61,212,000
                               ===========  ===========

NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated, and discovery is ongoing. The Court has granted the

Company's various motions for summary judgment and held that the Company does not infringe any of the competitor's four patents at issue. The competitor may seek an appeal of those decisions. In any event, the Company intends to continue to pursue its claims that the competitor's patents are invalid or unenforceable.

NOTE D -- RESTRUCTURING CHARGES

RECONCILIATION OF RESTRUCTURING RESERVES

                                         Employee                              Lease Buyouts
                                         Severance            Asset            & Other Direct            Total
                                           Costs           Write-Downs            Expenses           Restructuring
                                        ----------         -----------         ---------------       -------------

Balance at July 1, 1999                 $        -         $         -          $          -         $          -
Restructuring charges (net)              4,900,000           6,800,000             3,000,000           14,700,000
Cash expenditures                         (300,000)                  -            (1,100,000)          (1,400,000)
Noncash expenditures                             -            (400,000)                    -             (400,000)
                                        ----------          ----------           -----------         ------------
Balance at September 30, 1999            4,600,000           6,400,000             1,900,000           12,900,000
                                        ----------          ----------           -----------         ------------

Restructuring charges (net)              1,100,000             100,000             2,100,000            3,300,000
Cash expenditures                         (800,000)                  -            (2,800,000)          (3,600,000)
Noncash expenditures                             -          (1,100,000)                    -           (1,100,000)
                                        ----------          ----------           -----------         ------------
Balance at December 31, 1999             4,900,000           5,400,000             1,200,000           11,500,000
                                        ----------          ----------           -----------         ------------

Restructuring charges (net)                      -             700,000             3,500,000            4,200,000
Cash expenditures                       (1,600,000)                  -            (4,100,000)          (5,700,000)
Noncash expenditures                             -            (100,000)                    -             (100,000)
                                        ----------          ----------           -----------         ------------
Balance at March 31, 2000              $ 3,300,000         $ 6,000,000          $    600,000        $   9,900,000
                                        ==========          ==========           ===========         ============


During the nine months ended March 31, 2000, the Company incurred a total of $22,200,000 in charges related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs ($6,000,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($7,600,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($8,600,000). Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. The Company expects to incur and record additional restructuring charges over the remainder of fiscal year 2000.

NOTE E - SPECIAL ITEMS

As previously disclosed, in February 2000, the parent company of one of the Company's major customers filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company's customer was one of the entities included in the filing. According to press releases issued in connection with the filing and discussions with the customer, the election to seek court protection was made in order to facilitate the restructuring of the parent company's capital and lease obligations and normal business operations of the Company's customer are continuing. The Company's total balance due from the customer at the date of the filing was approximately $4,500,000. The Bankruptcy Court has approved an order permitting the payment of certain pre-petition claims of critical vendors. While discussions with the customer are continuing, the Company did not receive definitive information on the customer's planned payments of its pre-petition claims during the quarter ended March 31, 2000. Because no such definitive information has been received, the Company has recorded a $4,500,000 special increase to the Company's allowance for doubtful accounts during the three months ended March 31, 2000.

NOTE F - INCOME TAXES

During February 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during the quarter ended March 31, 2000.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, interest rate fluctuations, intellectual property and related litigation, FDA and other government regulation, third party reimbursement, restructuring activities, and anticipated cost savings.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 2000 were $97,837,000 representing an 8% increase over the sales of $90,882,000 recorded for the quarter ended March 31, 1999. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and other accessories, helped to drive the increase in sales for the quarter. These product lines, along with ventilation devices and oxygen systems, comprise the major part of the Company's homecare division established as part of the July 1999 restructuring plan. Sales of the Company's hospital products also increased during the current quarter, including unit and dollar increases for the Company's BiPAP(R) Vision(TM) and Esprit(R) ventilators.

     Partially offsetting this increase in sales was a decrease in domestic sales, compared to prior year levels, of the Company's non-invasive ventilatory support devices for use in the home. These sales decreases were caused by the recently implemented revised government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers.

     Government policymakers issued a draft coverage policy for non-invasive ventilation in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and home care dealers, filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. In May 1999, a revised set of coverage guidelines was issued for implementation on October 1, 1999. While several restrictive provisions of the July 1998 draft guidelines were removed and potential changes in reimbursement categories were delayed, the Company believed that these revised guidelines were still overly restrictive relative to patient qualification and administratively burdensome for clinicians and healthcare providers. As a result, the Company continued to work with the government policy makers and Congress to resolve the remaining issues. Several favorable modifications were made to the guidelines, and final guidelines reflecting these modifications were implemented effective October 1, 1999. The Company believes that these guidelines are still overly restrictive relative to patient qualification and administratively burdensome and is continuing to work with government policy makers on these issues. The uncertainty in the market regarding these guidelines and their implementation was particularly significant during fiscal year 2000 as the planned implementation date approached and passed, and the Company's sales for these products were adversely affected.

     The Company believes that while the guidelines as implemented are overly restrictive, there is benefit to having certainty in the market regarding coverage for these products and as a result there are opportunities for increased unit sales of non-invasive ventilatory support products. However, selling prices for such units may come under pressure and there may be mix shifts to units with lower average selling prices because of certain patient qualification tests that are required under the guidelines. The Company is working closely with its dealer customers to develop strategies to reach the appropriate patient population in the context of these new guidelines. Because the guidelines have been in place for only six months, the Company cannot predict with certainty the exact impact the new guidelines will have. For the quarter ended March 31, 2000, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately two percent of total sales.

     Also affecting sales for the current quarter was a decrease in sales compared to the quarter ended March 31, 1999 resulting from the impact of the Company's May 1999 decision to change its method of distribution in Germany from direct patient sales to sales through a distributor. As a result of this change, sales decreased in the quarter to quarter comparison by approximately $2,300,000 due to the foregone distributor margin. Excluding this foregone distributor margin, sales in Germany increased 10% for the quarter. Reduced operating expenses in Germany partially offset this foregone dealer margin.

     For the nine-month period ending March 31, 2000, net sales of $270,139,000 increased 1% from $267,491,000 in the prior year period. The increases in sales in sleep apnea therapy devices and oxygen concentrators discussed above offset the lower sales of non-invasive ventilation devices and the foregone foreign distributor margin (the foregone distributor margin was approximately $6,800,000 for the nine-month comparison). Also adversely impacting the current nine-month period were temporary disruptions in the September 30, 1999 quarter caused by the Company's restructuring plan which was first announced in July 1999, particularly in the domestic hospital product area where a separate hospital division was established and a new, dedicated sales force was put in place. These disruptions were resolved during the quarter ended December 31, 1999.

     The Company's gross profit, excluding the impact of restructuring charges, was 47% of net sales for the quarter and nine months ended March 31, 2000 compared to 49% and 48% of net sales, respectively, for the quarter and nine months ended March 31, 1999. This gross profit percentage decrease was due primarily to foregone dealer margin described above, a shift in sales mix as compared to the prior year and, to a lesser extent, increased costs related to the Company's distribution and manufacturing restructuring efforts.

     General and administrative expenses were $12,038,000 (12% of net sales) for the quarter ended March 31, 2000 as compared to $10,844,000 (12% of net sales) for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, general and administrative expenses were $33,989,000 (13% of net sales) as compared to $31,929,000 (12% of net sales) for the nine months ended March 31, 1999. The increases in general and administrative expenses were due primarily to an increase in information technology department expenses, including depreciation expense on SAP hardware and software, and to additions to reserve accounts. Partially offsetting these increases in expenses were lower operating expenses due to the Company's restructuring efforts and decreased expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above.

     During the three months ended March 31, 2000, a special increase to the Company's allowance for doubtful accounts was recorded related to a previously disclosed filing by one of the Company's major customers under Chapter 11 of the U.S. Bankruptcy Code. This $4,500,000 charge was taken because definitive information has not been received regarding the customer's planned payments on the Company's pre-petition claims. The Company's total balance due from the customer at the date of the Chapter 11 filing was approximately $4,500,000.

     Sales, marketing and commission expenses were $15,984,000 (16% of net sales) for the quarter ended March 31, 2000 as compared to $14,625,000 (16% of net sales) for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, sales, marketing, and commission expenses were $46,328,000 (17% of net sales) compared to $45,153,000 (17% of net sales) for the prior year nine-month period. The increase in absolute dollars of expense for the current quarter and the current nine-month period were due primarily to increased expenses driven by increased sales and activity levels in the Company's homecare and hospital product lines in the third quarter, partially offset by lower operating expenses due to the Company's restructuring efforts and decreased expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above.

     Research and development expenses were $4,437,000 (5% of net sales) for the quarter ended March 31, 2000 as compared to $3,989,000 (4% of net sales) for the quarter ended March 31, 1999. Research and development expenses for the nine months ended March 31, 2000 were $12,764,000 (5% of net sales) compared to $12,923,000 (5% of net sales) for the prior year period. The increase in absolute dollars of expense for the current quarter was due primarily to the timing of various research and development projects. Significant product development efforts are ongoing; a variety of new products were introduced during the current fiscal year, including the Profile(TM) Lite nasal mask, the Respironics Simplicity(TM) nasal mask, the Harmony(R) ST Ventilator, and the Encore(R) SmartCard(TM) with FOSQ (Functional Outcomes of Sleep Questionnaire). New product launches in many of the Company's major product lines are scheduled for the remainder of fiscal year 2000. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

     During the three months and nine months ended March 31, 2000, the Company incurred charges of $4,200,000 and $22,200,000, respectively, related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs, asset write-downs to reflect decisions made regarding product, facility, and systems rationalization, and lease buyouts related to facility rationalizations and other direct expenses of the restructuring. Approximately $5,100,000 of these charges relate to inventory write-offs in connection with product rationalizations and have been reported as a separate component of cost of goods sold. The Company expects to incur and record additional restructuring charges over the remainder of fiscal year 2000. See Note D to the Consolidated Financial Statements for additional information about the restructuring charges.

     During the three months ended March 31, 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during the quarter ended March 31, 2000. Excluding this adjustment for the quarter and nine months ended March 31, 2000, the Company's effective income tax rate was 40% for all periods presented.

     As a result of the factors described above, the Company's net income was $3,790,000 (4% of net sales) or $0.13 per diluted share for the quarter ended March 31, 2000 as compared to net income of $8,261,000 (9% of net sales) or $0.26 per diluted share for the quarter ended March 31, 1999. For the nine months ended March 31, 2000, the Company's net income was $2,899,000 (1% of net sales) or $0.10 per diluted share as compared to net income of $21,930,000 (8% of net sales) or $0.68 per diluted share for the prior year period. Excluding the impact of the restructuring charges, the special increase to the allowance for doubtful accounts, and the one-time income tax liability adjustment described above, the Company's net income for the quarter and nine months ended March 31, 2000 was $7,386,000 (8% of net sales) or $0.25 per diluted share and $17,298,000 (6% of net sales) or $0.58 per diluted share, respectively.

     Earnings per share amounts for the quarters and nine months ended March 31, 2000 and 1999 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $151,739,000 at March 31, 2000 and $155,336,000 at June 30, 1999. Net cash provided by operating activities was $5,599,000 for the nine months ended March 31, 2000 as compared to $17,071,000 for the nine months ended March 31, 1999. The decrease in cash provided by operating activities for the current nine-month period was primarily due to lower earnings (including the cash portion of restructuring costs which totals approximately $10,700,000), increases in inventory, and increases in other assets resulting from technology investments. Partially offsetting these uses of cash in the current period was a decrease in the growth of accounts receivable; the prior year nine-month period included a significant increase in accounts receivable.

     Net cash used by investing activities was $21,393,000 for the nine months ended March 31, 2000 as compared to $18,342,000 for the nine months ended March 31, 1999. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the current nine-month period includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities, accumulated cash and short-term investments, and borrowings under long-term obligations.

     Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock. The Company has been repurchasing shares of its outstanding common stock since August 1998 pursuant to a series of Board of Directors' actions that have authorized stock buy backs totaling 4,000,000 shares. During the nine months ended March 31, 2000 and 1999, the Company's buy back activity resulted in uses of cash of $9,210,000 and $24,880,000, respectively. Through April 30, 2000, a total of 3,864,000 shares have been repurchased under these buybacks. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

     In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. Most of the restructuring activities have been completed and restructuring charges totaling $22,200,000 were recorded during the nine-month period ended March 31, 2000. See Note D to the Consolidated Financial Statements for an analysis of this charge, including the reserve balances relating to the charge that remain at March 31, 2000. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company expects to incur additional restructuring charges (currently estimated in a range from $2,000,000 to $4,000,000) over the remainder of the fiscal year ending June 30, 2000, the majority of which are expected to consist of cash expenditures. As previously disclosed, annualized savings associated with the restructuring are expected to be approximately $10,000,000. Savings, primarily as a result of closing a manufacturing facility and 19 customer service centers, began to be realized during the quarter ended March 31, 2000, with additional savings expected during the remainder of the fiscal year ending June 30, 2000. These cost savings are expected to positively impact cost of sales, general and administrative expenses, and sales and marketing expenses, and will be offset to some extent by planned increases in those expenses consistent with expected increases in sales in future periods and the Company's continuing investment in the business.

     The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $19,810,000 at March 31, 2000), and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next 12 months for operating activities (including restructuring), investing activities, and financing activities (primarily consisting of payments on long term debt).


Year 2000

     The Company completed its Year 2000 readiness plan during the quarter ended December 31, 1999 and the program was in place at December 31, 1999. At that time and during the months since then, no major compliance anomalies have occurred. The transition from December 31, 1999 to Year 2000 went as expected, and the Company's contingency plans related to third party product and service providers were not utilized.

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

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At March 31, 2000, the Company had total long-term debt obligations, including the current portion of those obligations, of $109,783,000. Of that amount, $3,483,000 was in fixed rate obligations and $106,300,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the March 31, 2000 weighted average interest rate of 6.64% to a weighted average interest rate of 7.30%), annual interest expense would be approximately $706,000 higher based on the March 31, 2000 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

     Foreign Exchange Rates: Information relating to the sensitivity to foreign currency exchange rate changes is omitted because foreign exchange exposure risk has not materially changed from that disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


PART 2  OTHER INFORMATION

Item 1:  Legal Proceedings
-------  -----------------

U.S. ResCare Litigation

     In January 1995 ResCare (now ResMed Limited; hereinafter "ResCare"), filed an action (the "California suit") against the Company in the United States District Court for the Southern District of California alleging that in the manufacture and sale in the U.S. of nasal masks and CPAP systems and components, the Company infringes three U.S. patents, two of which are owned by and one of which is licensed to ResCare (the "ResCare Patents"). The patents involved in the California suit deal with basic CPAP, mask applications and a delay timer feature of ResCare's CPAP devices. In the complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the ResCare patents.

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

     The Court has granted the Company's various motions for summary judgement and held that the Company does not infringe any of ResCare's four patents at issue. ResCare may seek an appeal of those decisions. In any event, the Company intends to continue to pursue its claims that the ResCare patents are invalid or unenforceable.


Item 2:  Change in Securities
-------  --------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

Not applicable.


Item 5:  Other Information
-------  -----------------

Not applicable


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     Exhibit 10.40 Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken filed as Exhibit 10.40 to this Form 10-Q for the quarter ended March 31, 2000.

(b)  Reports on Form 8-K

     Not applicable

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:  May 15, 2000                      /s/ Daniel J. Bevevino
      -------------                      --------------------------
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