Form 10-K
period 2000-06-30
RESPIRONICS INC
filed 2000-09-28
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K

(Mark One)

  X Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000 or
                                            -------------

      Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______

                         Commission File No. 000-16723
                               RESPIRONICS, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                     25-1304989
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1501 Ardmore Boulevard
Pittsburgh,  Pennsylvania                                     15221
(Address of principal executive offices)                   (Zip Code))

(Registrant's Telephone Number, including area code)   412-731-2100

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class       Name of each exchange on
                                which registered
      -------------------       ------------------------
            None                          --

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $.01 per share
     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No ___.
                                                ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of August 31, 2000, the aggregate market value of the shares of the registrant's Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately $533,000,000.

As of August 31, 2000, there were 33,188,843 shares of Common Stock of the registrant outstanding, of which 3,733,498 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 16, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     INDEX


                                                                       Page
                                                                       ----
PART I

Item 1.   Business...................................................     3
Item 2.   Properties.................................................    15
Item 3.   Legal Proceedings..........................................    15
Item 4.   Submission of Matters to a Vote of
          Security Holders...........................................    16

PART II

Item 5.   Market for Registrant's Common Equity
          and Related Shareholder Matters............................    16
Item 6.   Selected Financial Data....................................    17
Item 7.   Management's Discussion and
          Analysis of Results of Operations and
          Financial Condition........................................    18
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk..........................................    23
Item 8.   Consolidated Financial Statements..........................    24
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure.......................................    45

PART III

Item 10.  Directors and Executive Officers of
          the Registrant.............................................    46
Item 11.  Executive Compensation.....................................    46
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management...........................    46
Item 13.  Certain Relationships and Related
          Transactions...............................................    46

PART IV

Item 14.  Exhibits, Financial Statement
          Schedules and Reports on Form 8-K..........................    47

Signatures...........................................................    49

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

          The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition," and statements incorporated by reference in this Form 10-K from the 2000 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, interest rate fluctuations, intellectual property and related litigation, other litigation, FDA and other government regulation, third party reimbursement, restructuring activities, and anticipated cost savings.

Item 1.   Business
          --------

General

          Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and in hospitals along with alternative care facilities and in emergency medical settings. The Company's primary product lines are: (i) homecare products, including continuous positive airway pressure ("CPAP") devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep, respiratory devices including bi-level non-invasive ventilatory support units, portable invasive volume ventilator units used in the home, home oxygen devices, and diagnostic and monitoring systems; (ii) hospital products, including bi-level non-invasive ventilatory support units, critical care units that can deliver both non-invasive and invasive ventilation, and portable invasive volume ventilator units, all of which are used in hospital or institutional settings; and (iii) asthma and allergy products. Respironics markets its products through homecare, hospital, asthma and allergy, and international sales organizations, which consist of approximately 175 direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product dealers and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end users. With over 80% of its sales currently reaching the home care market, Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

          Respironics is a Delaware corporation with executive offices located at 1501 Ardmore Boulevard, Pittsburgh, PA 15221. Unless the context indicates otherwise, reference in this Annual Report to the "Company" or "Respironics" refers to Respironics, Inc. and its domestic and foreign subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to "fiscal year" refers to the twelve-month period ending on June 30 of the year indicated.

          In February 1998, the Company merged a wholly-owned subsidiary with Healthdyne Technologies, Inc. ("Healthdyne"), a leading designer, manufacturer and marketer of technologically advanced medical devices for use in the home and hospital, in a stock for stock merger by issuing approximately 12,000,000 shares of the Company's common stock in exchange for the outstanding shares of Healthdyne. The Merger was accounted for as a pooling of interests. Accordingly, all discussion herein is presented on a combined basis for all periods presented. Healthdyne was based in Marietta, Georgia. See Note K to the Consolidated Financial Statements for more information about this merger.

          In July 1999, the Company announced a major restructuring of its United States operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of the 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction associated with the facility changes and the realignment. The divisional and management realignment took place in July 1999, and the facility changes were completed as planned over the course of fiscal year 2000. The Westminster facility, which was closed in January 2000, is currently being offered for sale. In addition, on August 19, 1999, the Company announced the appointment of James W. Liken as President and Chief Executive Officer, replacing Dennis S. Meteny who resigned as an officer and a director. See Note M to the Consolidated Financial Statements for more information about the restructuring, including the costs associated with the restructuring.

          The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Great Performers, Aria, Virtuoso, Duet, Encore, Quartet, Maestro, BiPAP, Harmony, PLV, Monarch, Solo, OptiChamber, Healthdyne, Alice, Soft Series Nasal Mask, Tranquility, SmartMonitor, ASSESS, Personal Best, Wallaby, GoldSeal, GEL, Inspiration, Esprit, Asthma Check and Optihaler. The following are trademarks of the Company as used in this document: Contour Nasal Mask, Respironics Millennium, BiliChek, Profile, Encore SmartCard, Respironics Simplicity, BiPap Vision, Stardust, Comfort Series and AsthmaMentor.


Products

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

          Sleep Products. Respironics believes it is the worldwide market share leader in OSA therapy devices, with a market share in excess of 50%. The Company's primary OSA products include the Solo, REMstar, Aria and Virtuoso CPAP units and the Duet bi-level unit, the BiPAP S Airway Management System, the Tranquility family of CPAP and bi-level units, and related accessories such as masks, tubes, filters and headgear.

          The Company's CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The Solo, REMstar and Tranquility CPAP systems are low-cost, innovative OSA therapy devices that meet the Company's strategy of offering units at all key price points and represent standard state-of-the-art CPAP systems that provide high-quality treatment options at an economical price. The Virtuoso and Tranquility Auto CPAP systems utilize innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The Aria and Virtuoso CPAP systems, as well as the BiPAP Duet Airway Management System described below, also feature built-in memory to record patient usage and quality of life data. The Company's recently introduced Encore SmartCard is an easy-to-use device to retrieve this patient data, update air pressure settings, and change modes of operations for the Aria and Virtuoso units by utilizing specially developed data management software that is programmed onto the credit card sized Encore SmartCard.

         The BiPAP Duet Airway Management System, the Tranquility Bi-level System, and the BiPAP S Airway Management System are the Company's bi-level OSA units. These units sense the patient's breathing cycle and adjust the pressure accordingly. The Duet unit also contains advanced leak-sensing technology, which improves the unit's pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP. The Company has received clearance from the United States Food and Drug Administration ("FDA") for all of its CPAP and bi-level OSA units.

          The Company also provides masks used with CPAP and bi-level devices including the Comfort Series, consisting of the Profile Lite, Respironics Simplicity, and Contour Deluxe masks, the Contour Nasal Mask, the GEL and GoldSeal Masks, the Soft Series Mask, Monarch Mini Mask, and Full Face Masks. The Company believes that its nasal mask products were the first masks to adequately seal on a patient's face for nasal CPAP delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Company's nasal mask products are all designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

          Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep disorders laboratories. The Company also provides products for patient testing in the home which allow clinicians to expand the number of patients who can be served by a traditional sleep disorders laboratory.

          The Company's primary sleep diagnostic product is the Alice system. Alice is a computer-based system for use in sleep laboratories and other clinical settings. It is capable of recording up to 25 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient's physiological data, the Alice system utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on either infants or adults and separate software programs were developed specifically for each type of patient.

          The Company also manufactures and markets Stardust, a palm-sized portable sleep system which monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors which are specifically designed for use in the home.
These sensors record a variety of patient data and the information is subsequently sent to the sleep laboratory or other clinical setting where it is interpreted by a trained clinician.

          The Great Performers Clinical System, consisting of the Quartet Clinical System, a bedside pressure generator and the Maestro Clinical Remote Control Unit, is used by clinicians in prescribing therapy for the treatment of adult OSA once a diagnosis has been made.

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

          The OSA patient can purchase or rent the Company's OSA therapy products from home healthcare product dealer locations throughout most of the world. Personnel at each of these locations are generally equipped to train the patient in the product's use and to maintain and service the product (See "Sales, Distribution, and Marketing"). The retail price for a CPAP unit ranges from $700 to $1,600, depending on type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,000 to $3,200, depending on which model is purchased. The Company's sleep diagnostic products are sold through dealers and directly to clinical sites.

          Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. Such devices are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilatory requirements of the patient.

          The Company's principal non-invasive ventilatory support products are the BiPAP Ventilatory Support System, the initial version of which was introduced in 1989 and the Harmony Pressure Support Ventilator, which was introduced internationally in July 1999. Both products are low-pressure, electrically-driven flow generators with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. Both products sense the patient's breathing and adjust their output to assist in inhalation and exhalation. Additionally, both products compensate for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing volume ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

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

          Insurance coverage by federal government insurance programs for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Ventilatory Support System was under review during fiscal years 1998 and 1999 and coverage guidelines were ultimately modified during fiscal year 2000. During these fiscal years, the Company's sales of these products for home use in the United States were adversely affected by the uncertainty in the market that this review and modification created and the corresponding reduction in purchases of these units by the Company's dealer customers during the review and after the modification of these coverage guidelines. The Company expects that its sales of non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted, as compared with periods prior to the review and the issuance of the modified coverage guidelines, for the foreseeable future. See "Business -- Third Party Reimbursement" for a detailed discussion of this matter.

          Invasive Ventilation Products. The Company believes that it is one of the leading manufacturers and marketers of invasive portable volume ventilators that are used in the home by individuals who are dependent on the ventilators for continuous life support.

          The Company's principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically-powered unit specifically designed for long-term use in the home and also suitable for transport, short-term, and institutional use. The PLV-100 can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit, and it can be powered by normal AC power or DC battery power and can be operated in three different ventilation modes depending on the patient's needs. The unit features a variety of alarms and displays to alert clinicians and caregivers to changes in the patient's pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end user patients primarily through the Company's network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end users. In certain limited cases, the Company rents these units directly to end users.

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

          The Company's primary oxygen concentrator product is the Respironics Millennium. This unit is designed to be easy to maintain and service and is suitable for chronic patients in the advanced stages of illness and for the less severe respiratory patient. The Respironics Millennium also features a low sound level and is extremely mobile, both of which are important features for devices such as this that are used in the home.

          The Company also manufactures and markets oximeter products for use in the home. The units, which allow the caregiver to take readings of the patient's blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data. This data can be later downloaded via the Company's software, which prints reports for oximetry analysis.

          Monitoring Products. The Company's primary monitoring products are designed for infants at risk for sudden infant death syndrome or "SIDS." SIDS is the sudden unexpected death of an infant which remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardiorespiratory episode and those born to a family with a SIDS incident history. There are limited alternative monitoring technologies generally available.

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

          The Company also manufactures and markets the Wallaby II Phototherapy System, a cost-effective, home-based alternative to conventional overhead phototherapy lights for treating newborn jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage.

         The Company also markets the BiliChek Non-Invasive Bilirubin Analyzer, a non-invasive device that measures the level of bilirubin in the blood of infants. The current method of measuring bilirubin levels to diagnose jaundice in infants, the "heel stick," involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliChek replaces the heel stick by analyzing reflected light shined on an infant's forehead to generate immediate and painless test results at a low cost. The Company has exclusive distribution rights in the United States and Canada for the BiliChek, and the device has received its initial clearance to market from the FDA. Additional clearances from the FDA are being pursued to broaden the application of BiliChek.

          Sales of homecare products and all related accessories and replacement parts accounted for 84%, 85%, and 87% of the Company's net sales for its fiscal years 2000, 1999 and 1998, respectively.

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

          The Company's next generation non-invasive unit for the hospital market is the BiPAP Vision, which was released for international distribution during fiscal year 1997 and for domestic distribution during fiscal year 1999. The BiPAP Vision features an integrated display screen and an oxygen module, provides higher flow and pressure functions than the Company's other non-invasive units, and is designed to be easily upgradeable when advanced technology becomes available.

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

          The Company also manufactures, distributes and rents several other ventilation products, including a version of the PLV-100 designed more specifically for institutional use and a variety of masks, tubing and headgear similar to those used in the homecare market described above along with certain other accessories specifically designed for hospital and institutional use.

          Sales of hospital products and accessories accounted for 10%, 9%, and 6% of the Company's net sales for fiscal years 2000, 1999 and 1998, respectively.

                          Asthma and Allergy Products
                          ----------------------------

          The Company's asthma device market is comprised primarily of peak flow meters and drug delivery systems, including spacer devices. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler ("MDI"), facilitates the delivery of asthma medications.

          The Company believes that it is currently the national leader in the sale of peak flow meters, with products that include the ASSESS and Asthma Check peak flow meters and the portable peak flow meter, Personal Best. The Company also markets two spacer products known as OptiChamber and OptiHaler. The revised National Asthma Education and Prevention Program ("NAEPP") Guidelines issued in March 1997 have placed further emphasis on the use of peak flow meters and spacers to ensure effective asthma management. OptiChamber represents an important growth area based upon NAEPP's expanded indications for MDI anti-inflammatory therapy, including new recommendations for use with children under five years of age.

          The Company's asthma products are sold through its Asthma and Allergy Division, located in Cedar Grove, New Jersey. Several distribution channels are used, including specialty hospital dealers.

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

          Sales of all asthma and allergy products accounted for 6%, 6%, and 7% of the Company's net sales for its fiscal years 2000, 1999 and 1998, respectively.

Manufacturing and Properties

          Domestic:

          The Company's corporate headquarters is located in a leased facility in Pittsburgh, Pennsylvania and its primary domestic manufacturing operations are located in Murrysville, Pennsylvania (approximately 20 miles east of Pittsburgh), Marietta, Georgia (approximately 25 miles north of Atlanta), and Vista, California (approximately 20 miles north of San Diego). The Company's primary distribution and service facility is located in Youngwood, Pennsylvania (approximately 30 miles east of Pittsburgh). The Company also has four ventilation service centers throughout the United States. See Note E to the Consolidated Financial Statements for additional information regarding leased facilities. As part of its restructuring during fiscal year 2000, the Company closed its Westminster, Colorado facility and its 19 Customer Satisfaction Centers, the Marietta, Georgia facility was reduced in size, and the Youngwood, Pennsylvania distribution and service center was opened.

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

          The Marietta facility consists of 127,000 square feet of leased space in three essentially adjacent buildings in an industrial park. The facility is similar in design, construction and layout to the Murrysville facility. The leases for these three buildings terminate in November 2000. In October 2000, the Marietta facilities will be consolidated and moved approximately five miles into a new building in Kennesaw, Georgia. This new building will consist of approximately 129,000 square feet of leased space which is also similar in design, construction, and layout to the Murrysville facility.

          The Company currently leases a 27,000 square foot research and development, manufacturing, and office facility in Vista, California that house certain of the Company's hospital product operations. Beginning in November 2000, the Vista operations will be moved approximately five miles to a new leased facility of approximately 80,000 square feet in Carlsbad, California near the Vista location.

          The Youngwood facility is an 86,000 square foot building that is leased and is located in an industrial park near several interstate highways and a United Parcel Service distribution center.

          The Company leases space of approximately 5,000 square feet for each of the four ventilation service centers.

          The Westminster facility, which was closed in January 2000 as part of the Company's restructuring, is a 74,000 square foot building that was first occupied in October 1994. The facility is owned and is subject to mortgages used to secure financing related to the construction of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one-story building of steel and concrete construction that had a total cost of approximately $3,700,000 and is currently being offered for sale.

          The Company also leases a 22,000 square foot office facility in Plum Borough, Pennsylvania, approximately two miles from the existing Murrysville facility. This leased facility currently houses certain research and development projects.

          The Company leases a 6,000 square foot facility in Cedar Grove, New Jersey that functions as the headquarters for the Company's Asthma and Allergy Division. See "Asthma and Allergy Products."


          International:

          The Company's Far East Administrative headquarters are located in a 28,000 square foot leased facility in Kowloon, Hong Kong.

          The Company conducts a portion of its patient mask manufacturing and certain other high volume production of plastic components in a facility in Shenzhen City in the Peoples Republic of China, bordering Hong Kong, and in Subic Bay, Philippines. Since 1987, the Company has operated a manufacturing facility in Shenzhen City, one of the special economic zones established by the People's Republic of China in 1980 to induce foreign investment. The current Shenzhen facility, which the Company first occupied in March 2000, is leased with total manufacturing space of approximately 99,700 square feet. The Subic Bay facility, which currently totals 22,700 square feet, is also leased.

          The Company's European facilities (all of which are leased) include a 12,000 square foot office and warehouse facility in Herrsching, Germany; a 4,000 square foot office and warehouse facility in Wendelstein, Germany; a 3,000 square foot office and warehouse facility in Nantes, France; and a 4,000 square foot office in Paris, France.

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

          The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including augmenting the current partial second shift work schedule at the United States facilities. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns approximately 20 acres of land adjacent to the 10-acre site on which the Murrysville facility is located. Future expansion in Murrysville, if needed, could take place on this 20-acre site.

          The Company generally performs all major assembly work on all of its products. It manufactures the plastic components for its face mask products and
uses subcontractors to supply certain other components.   The Company believes
that the raw materials for nearly all of its products are readily available from a number of suppliers.


Sales, Distribution and Marketing

          The Company sells and, in some cases, rents its products primarily to homecare and hospital dealers. These parties in turn resell and rent the Company's products to end users. The Company's products reach its customers in the United States primarily through the Company's field network, which consists of 20 national and regional management employees, 102 direct sales representatives and sales support specialists, 37 independent manufacturers' representatives, and over 5,000 medical products distributors (also referred to as "dealers").

          The Company manages its U.S. dealer network through the direct sales force and independent manufacturers' representatives. The Company's sales management team includes a Vice President of Homecare Sales, a Vice President of Hospital Sales, fifteen Regional Sales Managers, and three National Accounts Managers. This team directs the activities of the independent manufacturers' representatives, direct sales representatives and sales support specialists.

          The Company's international sales efforts are conducted through a President of International Sales, a Vice President of European Sales, a Director of Latin American Sales, a Director of Asia Pacific Sales, and a Director of North Pacific Sales. The Company also has direct sales representatives and a customer satisfaction staff in the Far East, Germany and France. The Company's international sales employees sell products from all three major product groups. International sales accounted for approximately 21%, 22%, and 22% of the Company's net sales for fiscal years 2000, 1999, and 1998, respectively.

          In November 1999, the Company introduced its new program-oriented approach to doing business with homecare dealer customers (who are also referred to as "providers").

These "Power Programs for Providers" incorporate specific products with a package of diagnostic tools and other educational materials. The programs are designed to support a provider's desire to offer the finest care possible while assisting the provider in growing its business. The Company currently offers five Power Programs: Sleep Management, Chronic Obstructive Pulmonary Disease, Respiratory Insufficiency and Failure, Asthma/Allergy, and Infant Care.

          The Company's marketing organization is currently staffed by Product Managers, who are assigned to each of the Company's principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

          The Company's U.S. dealer customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) is undergoing significant consolidation, particularly among dealers specializing in homecare products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company's products as a result of greater purchasing power and market dominance enjoyed by larger customers.


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

          The Company believes that it is a U.S. market leader in each market in which it competes: sleep disorders, chronic obstructive pulmonary disease, asthma and allergy, and infant care products. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects that competition will increase. In its major product lines, the Company competes with two principal competitors, Mallinckrodt, Inc. ("Mallinckrodt") and ResMed, Inc. ("ResMed"). Mallinckrodt, which is the Company's largest major competitor and has the greatest financial resources of the Company's competitors, offers an array of products which compete with all of the Company's major products.
ResMed competes with the Company in the OSA and non-invasive ventilatory support markets. The Company also competes with Invacare Corp., Vital Signs, Inc., Monaghan Medical Corp., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of foreign manufacturers, primarily in their local overseas markets and to a lesser extent in the domestic market.

          Similar to the Company's customer base, the medical device manufacturing industry is also undergoing significant consolidation. Several of the Company's competitors have completed mergers, most notably the acquisition of Nellcor-Puritan Bennett by Mallinckrodt and the planned acquisition of Mallinckrodt by Tyco International Ltd. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers which can utilize the financial and technical resources that may be made available as a result of the consolidation.


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

          The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 160 engineers, technicians, and support personnel in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $16,815,000 (5% of net sales) in fiscal year 2000, $16,714,000 (5% of net sales) in fiscal year 1999, and $20,225,000 (6% of net sales) in fiscal year 1998 to support product enhancement and new product development.

          New product introductions in all of the Company's core product areas took place during fiscal years 1998, 1999 and 2000, including products in the CPAP area, a new auto CPAP device, the BiPAP Vision ventilator, the Harmony ventilator, the Esprit ventilator, the Respironics Millenium Oxygen Concentrator, new sleep diagnostic products, a variety of new face mask products, several new asthma devices, and BiliChek, an infant bilirubin measurement device. The Company expects to release a variety of new devices in its core product areas in fiscal year 2001. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See "Regulatory Matters."

          In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of new markets, including fetal monitoring, congestive heart failure, tracheal gas insufflation and humidification.

          The Company licenses proprietary technology in the area of fetal oximetry monitoring and is developing a fetal oximetry product utilizing this technology. The Company's fetal oximetry technology will give clinicians oxygen data relative to fetal well-being in addition to standard heart rate data, thereby providing a more complete picture of the fetus's status. The fetal oximetry product is currently undergoing evaluation.

          Research has indicated that as many as 50% of the patients with congestive heart failure also have obstructive sleep apnea or Cheyne-Stokes respiration ("CSR"), a form of apnea with abnormal breathing patterns that may accelerate deterioration in cardiac function and cause higher morbidity and mortality rates if untreated. The Company believes that if the apnea is identified and treated, the apneas can be eliminated and the quality of life of patients can be improved. Additionally, the Company believes that positive pressure therapy may eliminate CSR events and reduce the effects of CSR on heart failure. Research is being conducted to evaluate the long-term effects of positive pressure therapy on heart failure.

         The Company is also developing a system focused on reducing carbon dioxide blood gas levels in many ventilator patients with elevated carbon dioxide levels. The Company's goal is to introduce this tracheal gas insufflation system in calendar year 2001 pending FDA clearance to market.

         The Company is also developing a humidification system designed to provide optimal humidification at lower usage cost than current products, with a goal of introduction in calendar year 2001 pending FDA clearance to market.


Patents, Trademarks and Licenses

          The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has approximately 160 U.S. and foreign patents and has additional U.S. and foreign patent applications pending.

          The Company also has approximately 245 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

          The Company is a party to one legal action relating to its patents and the patents of its competitors. See "Item 3 - Legal Proceedings" for more information regarding this action.


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

          The Company must obtain FDA or foreign regulatory approval or clearance for marketing the Company's new devices prior to their release. There are two primary means by which the FDA permits a medical device to be marketed. A manufacturer may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain such clearance, the 510(k) premarket notification must establish that the device is "substantially equivalent" to a device that has been legally marketed under a 510(k) notification or was marketed before May 28, 1976. The manufacturer may not place the device into commercial distribution in the U.S. until a substantial equivalence determination notice is issued by the FDA. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require the Company to modify its product labeling, before it will make a finding of substantial equivalence. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation of the 510(k) premarket notification and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

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

          Foreign regulatory approvals vary widely depending on the country. The Company has received ISO 9001 certification for its Murrysville, Marietta and Vista facilities from the International Organization of Standards, a quality standards organization based in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union's Medical Device Directives, to affix the "CE Mark" to the Company's products marketed throughout the world. The primary component of the certification process was an audit of the facilities' quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving its original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.

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

         In July 1998, after a review that began in early calendar year 1998, government policymakers issued a new draft coverage policy for non-invasive ventilation that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and homecare dealers, filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. In May 1999, a revised set of coverage guidelines was issued for implementation on October 1, 1999. While several restrictive provisions of the July 1998 draft guidelines were removed and potential changes in reimbursement categories were delayed, the Company believed that these revised guidelines were still overly restrictive relative to patient qualification and administratively burdensome for clinicians and healthcare providers. As a result, the Company continued to work with the government policy makers and Congress to resolve the remaining issues. Several favorable modifications were made to the guidelines, and final guidelines reflecting these modifications were implemented effective October 1, 1999. The Company believes that these guidelines are still overly restrictive relative to patient qualification and administratively burdensome and is continuing to work with government policy makers on these issues. The uncertainty in the market regarding these guidelines and their implementation was particularly significant during fiscal year 2000 as the planned implementation date approached and passed, and the Company's sales for these products were adversely affected.

         The Company believes that while the guidelines as implemented are overly restrictive, there is benefit to having certainty in the market regarding coverage for these products and as a result there are opportunities for increased unit sales of non-invasive ventilatory support products. However, selling prices for such units may come under pressure and there may be mix shifts to units with lower average selling prices because of certain patient qualification tests that are required under the guidelines. While the Company is working closely with its dealer customers to develop strategies to reach the appropriate patient population in the context of these new guidelines, it cannot predict with certainty the exact impact the new guidelines will have. For the fiscal year ended June 30, 2000, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately three percent of total sales, compared to eight percent in fiscal year 1999 and twelve percent in fiscal year 1998.

         The Company has obtained "procedure codes" for its homecare products from Healthcare Financing Administration ("HCFA"). These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare. In addition, many private insurance programs also use the HCFA procedure code system. However, reimbursement levels can be reduced after a procedure code has been established.

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

Employees

         The Company currently has approximately 1,900 employees, including approximately 700 hourly employees in the U.S. and 500 hourly employees in the Far East. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

         Financial information concerning foreign and domestic operations and export sales is discussed in Item 1, "Business - Sales, Distribution and Marketing", and set forth in Note I of the Consolidated Financial Statements included in this Annual Report.

Item 2.  Properties
         ----------

         Information with respect to the location and general character of the principal properties of the Company is included in Item 1, "Business - Manufacturing and Properties."

Item 3.  Legal Proceedings
         -----------------
U.S. ResCare Litigation

         In January 1995 ResCare (now ResMed Limited; hereinafter "ResCare") filed an action (the "California suit") against the Company in the United States District Court for the Southern District of California alleging that in the manufacture and sale in the United States of nasal masks and CPAP systems and components, the Company infringes three U.S. patents, two of which are owned by and one of which is licensed to ResCare (the "ResCare patents"). The patents involved in the California suit deal with basic CPAP, mask applications and a delay timer feature of ResCare's CPAP devices. In the complaint, ResCare seeks preliminary and permanent injunctive relief, an accounting for damages and an award of three times actual damages because of the Company's alleged willful infringement of the ResCare patents.

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

         In June 1996 ResCare filed another action against the Company in the United States District Court for the Western District of Pennsylvania alleging that in the manufacture and sale in the United States of CPAP systems, the Company infringes a fourth U.S. patent that had been recently issued to ResCare relating to the delay timer technology component used in CPAP systems. In this additional litigation, ResCare seeks similar damages as in the pre-existing patent suits. This suit was consolidated, upon the Company's motion, with the pre-existing patent suits described above and discovery is now proceeding on the consolidated action. No trial date has been set.

         The Court has granted the Company's various motions for summary judgment and held that the Company does not infringe any of ResCare's four patents at issue. ResCare may seek an appeal of those decisions. In any event, the Company intends to continue to pursue its claims that the ResCare patents are invalid or unenforceable.

Other
         Private citizens may make claims against companies for violations of healthcare laws in actions known as qui tam suits. The Company is a defendant in a qui tam proceeding. The federal government may intervene in, and take control of, such actions; however, after investigating the allegations, the government has declined to intervene in or take control of this action. The Company intends to vigorously defend its position in the suit.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         During the fourth quarter of the fiscal year 2000, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.  Market For Registrant's Common Equity and Related Shareholder Matters.
         ----------------------------------------------------------------------

         As of June 30, 2000, 33,182,565 shares of the Company's common stock were issued and outstanding, of which 3,733,498 are held in treasury. The common stock is traded in the over-the-counter market and is reported on the NASDAQ National Market system under the symbol "RESP". As of September 8, 2000, there were 2,892 holders of record of the Company's common stock.

         The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

         High and low sales price information for the Company's common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2000:
                                       First   Second  Third   Fourth
                                      -------  ------  ------  ------
High                                   $15.13  $ 8.69  $15.94  $18.00
Low                                    $ 8.13  $ 7.50  $ 7.94  $11.25

Fiscal year ended June 30, 1999:
                                       First   Second  Third   Fourth
                                      -------  ------  ------  ------
High                                   $19.88  $20.75  $21.38  $16.12
Low                                    $11.25  $ 9.88  $10.81  $12.38

Item 6. Selected Financial Data
        -----------------------

                                    (Dollars in thousands except per share data)
Income Statement Data:
                                                  Year Ended June 30
                                2000        1999         1998       1997        1996
                              --------    --------    --------    --------    --------
Net sales                     $368,184    $357,571    $351,576    $314,542    $236,471
Cost of goods sold             196,520     186,487     180,650     161,283     120,597
Cost of goods sold -
  restructuring charges          8,710           0           0           0           0
                              --------    --------    --------    --------    --------
                               162,954     171,084     170,926     153,259     115,874

General and administrative
  expense                       44,254      43,521      37,200      30,103      23,038
Sales, marketing and
  commission expense            62,772      60,899      65,560      58,391      42,327
Research and development
  expense                       16,815      16,714      20,225      17,836      14,567
Restructuring charges           20,486       2,415           0           0           0
General and administrative
  expense - special addition
  to allowance for doubtful
  accounts                       4,500       5,000           0           0           0
Merger related costs                 0           0      40,751           0           0
Costs associated with
  unsolicited offer to acquire
  Healthdyne Technologies, Inc.      0           0         650       2,150           0
Interest expense                 6,945       5,206       4,189       3,173       2,514
Other income                    (1,394)     (1,127)     (1,513)     (2,378)     (1,900)
                              --------    --------    --------    --------    --------
Income before income taxes       8,576      38,456       3,864      43,984      35,328
Income taxes                     2,824      15,395       5,689      17,559      13,842
                              --------    --------    --------    --------    --------

Net income (loss)             $  5,752    $ 23,061    $ (1,825)   $ 26,425    $ 21,486
                              ========    ========    ========    ========    ========

Earnings (loss) per share        $0.19       $0.72      $(0.06)      $0.82       $0.71
                              ========    ========    ========    ========    ========

Weighted average number
of shares used in computing
earnings per share              30,004      31,956      32,098      32,352      30,285

Balance Sheet Data:
                                                      June 30

                                  2000        1999        1998        1997        1996
                              --------    --------    --------    --------    --------
Working capital               $155,095    $155,336    $137,550    $110,566    $135,564
Total assets                   353,002     343,585     318,320     294,769     232,924
Total long-term
  obligations                  108,095      99,374      69,316      48,985      33,035
Shareholders' equity           191,106     194,521     200,840     191,056     162,644

-------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

Results of Operations

         Net sales for fiscal year 2000 were $368,184,000, representing a 3% increase in sales over the $357,571,000 recorded in fiscal year 1999. Fiscal year 1999 net sales represented a 2% increase in net sales over the $351,576,000 recorded in fiscal year 1998. Increases in unit and dollar sales for the Company's obstructive sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and other accessories, helped to drive the increase in sales for the current fiscal year, offset by decreases in unit and dollar sales of the Company's non-invasive ventilatory support products for home use. These product lines, along with ventilation devices and oxygen systems, comprise the major part of the Company's homecare division established as part of the July 1999 restructuring plan. Sales of the Company's hospital products also increased during the current fiscal year, including unit and dollar increases for the Company's Vision(TM) and Esprit(R) ventilators. The fiscal year 1998 to fiscal year 1999 increase was due primarily to increases in unit and dollar sales of the Company's obstructive sleep apnea therapy products, non-invasive ventilatory support products for hospital use, and oxygen concentrator products, offset by decreases in unit and dollar sales of the Company's non-invasive ventilatory support products for home use.

         Sales for the second half of fiscal year 1998 and all of fiscal years 1999 and 2000 were adversely impacted by decreases in sales of the Company's non-invasive ventilatory support products for use in the home compared to prior year levels. These sales decreases were caused at first by uncertainty in the market concerning government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers pending resolution of the coverage guidelines. Government policymakers issued a draft coverage policy for non-invasive ventilation in July 1998 that was more restrictive than had been expected. The Company, along with trade and medical associations, other device manufacturers, and homecare dealers, filed formal comments as permitted with the policy makers indicating disagreement with the draft coverage policy. In May 1999, a revised set of coverage guidelines was issued for implementation on October 1, 1999. While several restrictive provisions of the July 1998 draft guidelines were removed and potential changes in reimbursement categories were delayed, the Company believed that these revised guidelines were still overly restrictive relative to patient qualification and administratively burdensome for clinicians and healthcare providers. As a result, the Company continued to work with the government policy makers and Congress to resolve the remaining issues. Several favorable modifications were made to the guidelines, and final guidelines reflecting these modifications were implemented effective October 1, 1999. The Company believes that these guidelines are still overly restrictive relative to patient qualification and administratively burdensome and is continuing to work with government policy makers on these issues. The uncertainty in the market regarding these guidelines and their implementation was particularly significant during fiscal year 2000 as the planned implementation date approached and passed, and the Company's sales for these products were adversely affected.

         The Company believes that while the guidelines as implemented are overly restrictive, there is benefit to having certainty in the market regarding coverage for these products and as a result there are opportunities for increased unit sales of non-invasive ventilatory support products. However, selling prices for such units may come under pressure and there may be mix shifts to units with lower average selling prices because of certain patient qualification tests that are required under the guidelines. While the Company is working closely with its dealer customers to develop strategies to reach the appropriate patient population in the context of these new guidelines, it cannot predict with certainty the exact impact the new guidelines will have. For the fiscal year ended June 30, 2000, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately three percent of total sales, compared to eight percent in fiscal year 1999 and twelve percent in fiscal year 1998. In addition, the Company is also experiencing more general challenges in its marketplace due to the January 1998 reductions in Medicare reimbursement for oxygen therapy, which adversely affected many of the Company's dealer customers.

         Also affecting sales for the current fiscal year was a decrease in sales compared to fiscal year 1999 resulting from the impact of the Company's May 1999 decision to change its method of distribution in Germany from direct patient sales to sales through a distributor. As a result of this change, sales decreased in the year to year comparison by approximately $7,300,000 due to the foregone distributor margin. Excluding this foregone distributor margin, sales in Germany increased 13% for the current fiscal year. Operating expenses in Germany were reduced to help offset this foregone dealer margin.

         The Company's gross profit, excluding the impact of restructuring, was 47% of net sales for fiscal year 2000 as compared to 48% and 49% of net sales for fiscal years 1999 and 1998, respectively. The decrease in gross profit percentage for fiscal year 2000 compared to the prior year was primarily due to the foregone dealer margin described above, a shift in sales mix and, to a lesser extent, increased costs related to the Company's distribution and manufacturing restructuring efforts. The decrease in the gross margin percentage for fiscal year 1999 was due primarily to reductions in gross margin in the fourth quarter of that year caused by the change in distribution method for sales in Germany, increased manufacturing overhead expenses, and sales mix.

         General and administrative expenses, including additions to the allowance for doubtful accounts, were $48,755,000 (13% of net sales) for fiscal year 2000, $48,522,000 (14% of net sales) for fiscal year 1999, and $37,200,000
(11% of net sales) for fiscal year 1998. The fiscal year 2000 general and administrative expenses includes a special addition to the allowance for doubtful accounts of $4,500,000 (1% of net sales) related to a previously disclosed filing by one of the Company's major customers under Chapter 11 of the U.S. Bankruptcy Code. The Company's total balance due from the customer at the date of the Chapter 11 filing was approximately $4,500,000. The fiscal year 1999 total shown above includes a special addition of $5,000,000 (1% of net sales) to the Company's allowance for doubtful accounts. This special addition was made primarily to address accounts receivable remaining uncollected that were generated by Healthdyne Technologies, Inc. ("Healthdyne") prior to its merger with the Company in February 1998. This addition was made in the fourth quarter of fiscal year 1999 as a change in previous estimates resulting from slow collections, aging deterioration, and issues affecting customers related to accounts that management expected to collect during fiscal year 1999. The remaining increases in expenses for the periods presented were due primarily to increased information technology department expenses, including depreciation expense on SAP hardware and software, legal fees, and other administrative expenses. Partially offsetting these increases in expenses in fiscal year 2000 were lower operating expenses due to the Company's restructuring efforts and decreased expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as described above. Increased expenses for fiscal year 1999 were partially offset by cost reductions that the Company obtained since the February 1998 merger with Healthdyne.

         Sales, marketing and commission expenses were $62,772,000 (17% of net sales) for fiscal year 2000 as compared to $60,899,000 (17% of net sales) for fiscal year 1999 and $65,560,000 (19% of net sales) for fiscal year 1998. The increase in absolute dollars of expense for the current fiscal year were due primarily to increased expenses driven by increased sales and activity levels in the Company's homecare and hospital product lines, partially offset by lower operating expenses due to the Company's restructuring efforts and decreased operating expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as discussed above. The decrease in these expenses from fiscal year 1998 to fiscal year 1999 was due primarily to the cost reductions that the Company achieved since the February 1998 merger with Healthdyne. See Notes K and N to the Consolidated Financial Statements for more information regarding this merger.

         Research and development expenses were $16,815,000 (5% of net sales) for fiscal year 2000 as compared to $16,714,000 (5% of net sales) for fiscal year 1999 and $20,225,000 (6% of net sales) for fiscal year 1998. The increase in absolute dollars of expense for the current fiscal year was due primarily to the timing of various research and development projects. The decrease in these expenses from fiscal year 1998 to fiscal year 1999 was due primarily to the elimination of duplicate product development efforts following the merger with Healthdyne in February 1998. Significant product development efforts are ongoing, and new product launches in all of the Company's major product lines took place in fiscal years 1998, 1999, and 2000 with additional new product launches scheduled for fiscal year 2001. In the current fiscal year, new products such as the Profile Lite nasal mask, the Respironics Simplicity nasal mask, the Harmony ST Ventilator, the AsthmaMentor, and the Encore SmartCard with FOSQ (Functional Outcomes of Sleep Questionnaire) were introduced. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

         In July 1999, the Company announced a major restructuring of its U.S. operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of the Youngwood, Pennsylvania central distribution and repair center, the realignment of the Company into four divisions with a corresponding management realignment, and an approximate 10% workforce reduction associated with the facility changes and the management realignment. The facility changes were completed during fiscal year 2000, and the divisional realignment is currently in place.

         During fiscal year 2000, the Company incurred a charge of $29,200,000 for the restructuring described above. The primary components of these costs were severance and employment related costs ($6,300,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($8,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($14,000,000). Approximately $8,700,000 of these charges relates to inventory write-offs in connection with product rationalizations and have been reported as a separate component of cost of goods sold. The Company does not expect to incur additional charges related to this restructuring. See the Financial Condition, Liquidity, and Capital Resources section of this Management's Discussion and Analysis and Note M to the Consolidated Financial Statements for additional information regarding the restructuring.

         During fiscal year 1999, the Company incurred $2,415,000 in costs related to its May 1999 decision to enter into a new distribution arrangement for sales of its products in Germany. Under the new arrangement, the Company's products are being distributed by an independent dealer in Germany, and the Company's direct sales efforts in that country were significantly reduced. Accordingly, costs were incurred to reduce the Company's German workforce and facilities and such costs have been included in the charge. As a result of this change in distribution, the Company's sales and gross margins in Germany were reduced starting in May 1999 because of the foregone dealer margin; however selling, administrative, and distribution costs have been reduced as well.

         During fiscal year 1998, the Company incurred $40,751,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction such as legal and investment banking fees ($9,500,000), severance and other employment related costs ($9,500,000) and asset write-downs to reflect decisions made regarding product and operational standardization (inventory; $11,000,000, other assets, $8,000,000). See Note N to the Consolidated Financial Statements for additional information regarding merger costs. During fiscal year 1998, the Company also incurred a total of $650,000 in costs associated with an unsolicited offer by a third party to acquire Healthdyne.

         During the fiscal year ended June 30, 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during fiscal year 2000. The Company's effective income tax rate from operations (i.e. excluding the impact of the one-time reduction in income tax liability, the restructuring charges, the special additions to the allowance for doubtful accounts, and the merger costs described above) was 40% for fiscal years 2000, 1999, and 1998. The Company's effective tax rate for fiscal year 2000 including the impact of the items listed above was 33%. The Company's effective income tax rate for fiscal year 1998 including the impact of the merger charges was 147% because certain of the direct expenses of the merger transaction, such as investment banking and legal fees, were assumed to be non-deductible for income tax purposes.

         As a result of the factors described above, the Company's net income
(loss) was $5,752,000 (2% of net sales) or $0.19 per diluted share for fiscal year 2000 as compared to $23,061,000 (6% of net sales) or $0.72 per diluted share for fiscal year 1999 and $(1,825,000) (1% of net sales) or $(0.06) per diluted share for fiscal year 1998.

         Excluding the impact of the special additions to the allowance for doubtful accounts, restructuring costs, merger costs, the costs associated with the unsolicited offer to acquire Healthdyne, and the one-time income tax liability adjustment, the Company's net income was $25,363,000 (7% of net sales) or $0.85 per diluted share for fiscal year 2000, $27,522,000 (8% of net sales) or $0.86 per diluted share for fiscal year 1999, and $27,270,000 (8% of net sales) or $0.82 per diluted share for fiscal year 1998.

Financial Condition, Liquidity and Capital Resources

         The Company had working capital of $155,095,000 and $155,336,000 at June 30, 2000 and 1999, respectively. Net cash provided by operating activities was $25,107,000 for fiscal year 2000, as compared to $35,926,000 for fiscal year 1999 and net cash used by operating activities of $13,042,000 for fiscal year 1998. The deterioration in cash flow from operating activities from fiscal year 1999 to fiscal year 2000 was primarily a result of lower earnings in fiscal year 2000, including the impact of restructuring costs in fiscal year 2000. The improvement in cash flow from operating activities from fiscal year 1998 to fiscal year 1999 was also related primarily to higher earnings in fiscal year 1999, including the impact of restructuring costs incurred in fiscal year 1999 and merger costs incurred in fiscal year 1998.

         Net cash used by investing activities was $28,390,000, $25,629,000, and $20,013,000 for fiscal years 2000, 1999, and 1998, respectively. The majority of the cash used by investing activities for all periods represented capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the current fiscal year includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. Positive cash flows from operating activities in fiscal years 2000 and 1999, positive cash flows from financing activities in fiscal years 2000 and 1998, and accumulated cash and short-term investments provided funding for investment activities. See Note K to the Consolidated Financial Statements for additional information regarding these acquisitions. See Notes D and K to the Consolidated Financial Statements for additional information about long-term obligations and acquisition financing.

         Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock.

         In August 1998, the Company's Board of Directors authorized a stock buyback of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board of Directors increased the authorization to a total of up to 2,000,000 shares and in March 1999 increased the authorization to a total of up to 3,000,000 shares. In September 1999, the Board of Directors increased the authorization up to the present total of up to 4,000,000 shares. During fiscal year 1999, the Company repurchased, net of share usage, a total of 2,640,000 shares in open market transactions resulting in a net use of cash of $33,055,000. During fiscal year 2000, the Company repurchased, net of share usage, a total of 1,044,000 shares in open market transactions resulting in a net use of cash of $9,201,000. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

         In May 1998, the Company finalized a $100,000,000 revolving credit facility with a group of commercial banks. This credit facility was initially used to refinance approximately $55,000,000 of the Company's existing long-term debt with the remaining balance of the facility available for future borrowing. The credit facility has also been used for general corporate purposes, including the stock buyback described above. The revolving credit facility permits borrowings and repayments until its maturity in May 2003. In December 1998, the amount of the revolving credit facility was increased to $125,000,000. The revolving credit facility is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate ("LIBOR"). As of June 30, 2000, the resulting interest rate on amounts outstanding under the revolving credit facility was approximately 7.50%. See Note D to the Consolidated Financial Statements for additional information about the credit facility.

         The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

         As previously stated, in July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. The restructuring activities have been completed and restructuring charges totaling $29,200,000 were recorded during the fiscal year ended June 30, 2000. See Note M to the Consolidated Financial Statements for a description of this charge, including the reserve balances relating to the charge that remain at June 30, 2000. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company does not expect to incur additional restructuring charges for this action. As previously disclosed, annualized savings associated with the restructuring are expected to be approximately $10,000,000. Savings, primarily as a result of closing a manufacturing facility and 19 customer service centers, began to be realized during the third quarter of fiscal year 2000. These cost savings are expected to positively impact cost of sales, general and administrative expenses, and sales and marketing expenses, and will be offset to some extent by planned increases in those expenses consistent with expected increases in sales in future periods and the Company's continuing investment in the business.

         The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $20,000,000 at June 30, 2000), and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 2001 for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of payments on long-term debt).

Year 2000

         The Company began its Year 2000 readiness plan in 1998 and completed it during the second quarter of fiscal year 2000. The Year 2000 readiness plan included a review of the Company's core business information systems and technology, the implementation of Year 2000 compliant enterprise-wide resource planning ("ERP") software, and reviews of the Company's telecommunications systems, product lines, infrastructure, facilities, and embedded systems.

         Through September 2000, no major compliance anomalies have occurred. Total costs for the Company's Year 2000 compliance efforts approximated $11,000,000 and were funded through the Company's operating cash flows. The majority of these costs relate to the ERP system installations and upgrades and have been capitalized and are being charged to expense over the estimated useful life of the associated hardware and software. The remaining costs have been charged directly to expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

         Interest Rates: The Company's primary interest rate risk relates to its long- term debt obligations. At June 30, 2000, the Company had total long-term obligations, including the current portion of those obligations, of $109,502,000. Of that amount, $3,202,000 was in fixed rate obligations and $106,300,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the June 30, 2000 weighted average interest rate of 7.37% to a weighted average interest rate of 8.11%), annual interest expense would be approximately $784,000 higher based on the June 30, 2000 outstanding balance of variable rate obligations. The Company has no interest rate agreements.

         Foreign Exchange Rates: A substantial majority of the Company's sales, expenses, and cash flows are transacted in U.S. dollars. For the year ended June 30, 2000, sales denominated in currencies other than the U.S. dollar (primarily the German mark, and to a lesser extent, the French franc and the Chinese yuan) totaled $21,541,000, or approximately 6% of total sales. For the year ended June 30, 2000, pre-tax income denominated in currencies other than the U.S. dollar (primarily the Hong Kong dollar and the German mark) totaled $1,122,000 excluding restructuring charges, or approximately 3% of total pre-tax income, excluding restructuring and special charges. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $2,154,000 and a decrease in net income of $112,000 for the year ended June 30, 2000. The Company's entities that operate in Germany, France, Hong Kong and China have certain accounts receivable and accounts payable denominated in U.S. dollars in addition to receivable and payable accounts in their home currencies which can act to further mitigate the impact of foreign exchange rate changes. The Company has no significant foreign currency contracts.

Inflation

         Inflation has not had a significant effect on the Company's business during the periods discussed.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," FASB No. 133 will be required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. The Company has evaluated FASB No. 133, and management does not believe the statement will have a material effect on earnings during fiscal year 2001.

         In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. This statement will become effective during fiscal year 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

         The statements contained in this Annual Report, specifically those contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition," along with statements in reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, interest rate fluctuations, intellectual property and related litigation, other litigation, FDA and other government regulation, third party reimbursement, restructuring activities, and anticipated cost savings.

Item 8.  Consolidated Financial Statements
         ---------------------------------

         Index to Consolidated Financial Statements

         Report of Independent Auditors.................................  25

         Consolidated Balance Sheets as of June 30, 2000 and 1999.......  26

         Consolidated Statements of Operations for the
          years ended June 30, 2000, 1999 and 1998......................  28

         Consolidated Statements of Cash Flows for the
          years ended June 30, 2000, 1999 and 1998......................  29

         Consolidated Statements of Shareholders' Equity
          for the years ended June 30, 2000, 1999 and 1998..............  30

         Notes to Consolidated Financial Statements.....................  31

                        Report of Independent Auditors

Board of Directors
Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/Ernst & Young, LLP

Pittsburgh, Pennsylvania
July 25, 2000

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                               June 30
                                                                                   2000                       1999
                                                                          ----------------------------------------------

ASSETS

CURRENT ASSETS

          Cash and short-term investments                                   $     19,594,484         $       23,651,401
          Trade accounts receivable, less allowance for
               doubtful accounts of $17,975,000 and $13,919,000                   96,733,695                 99,253,207
          Inventories                                                             67,769,192                 61,212,368
          Prepaid expenses and other                                               6,568,646                  6,328,742
          Deferred income tax benefits                                            18,229,780                 13,814,104
                                                                              ---------------            ---------------
                   TOTAL CURRENT ASSETS                                          208,895,797                204,259,822

PROPERTY, PLANT AND EQUIPMENT
          Land                                                                     3,061,203                  3,342,017
          Building                                                                12,292,111                 12,687,961
          Machinery and equipment                                                 67,293,530                 64,603,276
          Furniture, office and computer equipment                                49,142,950                 37,719,450
          Leasehold improvements                                                   2,613,240                  1,249,044
                                                                              ---------------            ---------------
                                                                                 134,403,034                119,601,748
          Less allowances for depreciation
                   and amortization                                               67,618,053                 58,371,315
                                                                              ---------------            ---------------
                                                                                  66,784,981                 61,230,433

          Funds held in trust for construction
                   of new facility                                                         0                    852,631

OTHER ASSETS                                                                      14,558,526                 11,822,484

GOODWILL                                                                          62,762,589                 65,420,031
                                                                              ---------------            ---------------

                                                                            $    353,001,893           $    343,585,401
                                                                              ===============            ===============

See notes to consolidated financial statements.

                                                                June 30
                                                        2000              1999
                                                       ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Account payable                                  $ 27,302,609 $ 26,787,172
     Accrued expenses and other                         25,091,742   21,169,181
     Current portion of long-term obligations            1,406,556      967,387
                                                       -----------  -----------
              TOTAL CURRENT LIABILITIES                 53,800,907   48,923,740

LONG-TERM OBLIGATIONS                                  108,095,093   99,374,180

MINORITY INTEREST                                                0      766,035

COMMITMENTS                                                      0            0

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized
           100,000,000 shares; issued and outstanding
           33,182,565 shares at June 30, 2000 and
           32,999,332 shares at June 30, 1999              331,826      329,993
     Additional capital                                110,795,650  108,863,191
     Accumulated comprehensive loss                     (3,131,703)  (1,231,013)
     Retained earnings                                 126,462,237  120,709,953
     Treasury stock                                    (43,352,117) (34,150,678)
                                                       -----------  -----------
           TOTAL SHAREHOLDERS' EQUITY                  191,105,893  194,521,446
                                                       -----------  -----------

                                                      $353,001,893 $343,585,401
                                                       ===========  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                             Year Ended
                                                                                              June 30

                                                                           2000                1999                 1998
                                                                      ------------------------------------------------------

Net sales                                                             $ 368,184,110      $  357,570,743      $   351,576,443
Cost of goods sold                                                      196,519,907         186,486,458          180,650,363
Cost of goods sold - restructuring charges                                8,709,895                   0                    0
                                                                        -----------          ----------          -----------
                                                                        162,954,308         171,084,285          170,926,080

General and administrative expenses                                      44,254,853          41,921,573           34,362,146
General and administrative expenses - increase to allowance
   for bad debts                                                          4,500,000           6,600,000            2,838,000
Sales, marketing and commission expenses                                 62,771,648          60,899,432           65,560,336
Research and development expenses                                        16,814,561          16,713,796           20,224,584
Merger related costs                                                              0                   0           40,751,079
Restructuring charges                                                    20,486,009           2,414,844                    0
Costs related to unsolicited offer to acquire Healthdyne                          0                   0              650,000
Interest expense                                                          6,945,585           5,206,767            4,188,740
Other income                                                             (1,394,231)         (1,127,847)          (1,513,291)
                                                                        -----------          ----------          -----------
                                                                        154,378,425         132,628,565          167,061,594
                                                                        -----------          ----------          -----------

                          INCOME BEFORE INCOME TAXES                      8,575,883          38,455,720            3,864,486

Income taxes                                                              2,823,599          15,394,236            5,689,220
                                                                        -----------          ----------          -----------

                          NET INCOME (LOSS)                           $   5,752,284        $ 23,061,484        $  (1,824,734)
                                                                        ===========          ==========          ===========

Basic earnings (loss) per share                                       $        0.19        $       0.73        $       (0.06)
                                                                        ===========          ==========          ===========

Basic shares outstanding                                                 29,660,366          31,521,296           32,097,955

Diluted earnings (loss) per share                                     $        0.19        $       0.72        $       (0.06)
                                                                        ===========          ==========          ===========

Diluted shares outstanding                                               30,003,755          31,956,088           32,097,955

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                               Year Ended
                                                                                                 June 30
                                                                                 2000             1999              1998
                                                                            --------------   --------------    --------------
OPERATING ACTIVITIES
  Net income (loss)                                                         $    5,752,284   $   23,061,484    $   (1,824,734)
  Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
           Depreciation                                                         20,850,886       13,977,822        10,586,890
           Amortization                                                          5,259,653        5,253,215         3,428,791
           Provision for asset write-offs                                       11,694,013                0        18,134,483
           Provision for bad debts                                               4,500,000        6,600,000         2,838,000
           Provision for deferred income taxes                                  (4,415,676)       3,540,822        (8,152,329)
           Changes in operating assets and liabilities:
              Increase in accounts receivable                                   (1,980,488)     (14,868,087)      (11,834,737)
              Increase in inventories and other current assets                 (16,049,078)      (3,447,708)      (10,499,884)
              (Increase) decrease in other assets                               (4,943,022)         491,141        (1,902,889)
              Increase (decrease) in accounts payable and accrued expenses       4,437,998        1,317,530       (13,815,149)
                                                                            --------------   --------------   ---------------

                   NET CASH PROVIDED (USED) BY
                      OPERATING ACTIVITIES                                      25,106,570       35,926,219       (13,041,558)

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                    (27,304,289)     (25,629,332)      (20,012,780)
  Acquisition of businesses                                                     (1,085,407)               0                 0
                                                                            --------------   --------------   ---------------

                   NET CASH  USED BY
                      INVESTING ACTIVITIES                                     (28,389,696)     (25,629,332)      (20,012,780)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                           11,219,280       29,355,985        68,500,000
  Reduction in long-term obligations                                            (2,059,199)      (1,450,212)      (46,850,350)
  Issuance of common stock                                                       1,934,292        3,489,790         8,378,449
  Acquisition of treasury stock, net                                            (9,201,439)     (33,055,173)         (213,057)
  (Decrease) increase in minority interest                                        (766,035)         (46,081)          210,044
                                                                            --------------   --------------   ---------------

                   NET CASH PROVIDED (USED) BY
                      FINANCING ACTIVITIES                                       1,126,899       (1,705,691)       30,025,086

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,900,690)         185,452          (726,652)
                                                                            --------------   --------------   ---------------

                   (DECREASE) INCREASE IN CASH AND
                      SHORT-TERM INVESTMENTS                                    (4,056,917)       8,776,648        (3,755,904)

Cash and short-term investments at beginning of period                          23,651,401       14,874,753        18,630,657
                                                                            --------------   --------------   ---------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $   19,594,484   $   23,651,401    $   14,874,753
                                                                            ==============   ==============    ==============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                    Accumulated
                                       Common Stock     Additional  Comprehensive  Retained         Treasury Stock
                                  -------------------                                            --------------------
                                     Shares   Amount     Capital    Income (Loss)  Earnings       Shares     Amount      Total
                                  ---------  --------  -----------  ------------ -----------     --------   ---------  ----------

BALANCE AT JUNE 30, 1997          31,656,900 $316,569  $92,838,205  $ (689,813)  $ 99,473,203     47,819 $   (882,448) $191,055,716

Shares sold pursuant to stock
   option plans                    1,021,732   10,217    8,368,232           0              0          0            0     8,378,449

Net acquisition and use of treasury
   stock                                   0        0            0           0              0      2,208     (213,057)     (213,057)

Income tax benefit from exercise
   of stock options                        0        0    4,170,171           0              0          0            0     4,170,171

Comprehensive loss:

     Net loss for the year ended
        June 30, 1998                      0        0            0           0     (1,824,734)         0            0    (1,824,734)

     Foreign currency translation
        adjustments                        0        0            0    (726,652)             0          0            0      (726,652)
                                  ---------- -------- ------------ -----------   ------------  --------- ------------  ------------
Total comprehensive loss                   0        0            0    (726,652)    (1,824,734)         0            0    (2,551,386)
                                  ---------- -------- ------------ -----------   ------------  --------- ------------  ------------

BALANCE AT JUNE 30, 1998          32,678,632  326,786  105,376,608  (1,416,465)    97,648,469     50,027   (1,095,505)  200,839,893

Shares sold pursuant to stock
   option plans                      320,700    3,207    2,850,897           0              0          0            0     2,854,104

Net acquisition and use of
   treasury stock                          0        0            0           0              0  2,639,656  (33,055,173)  (33,055,173)

Income tax benefit from exercise
   of stock options                        0        0      635,686           0              0          0            0       635,686

Comprehensive income:

     Net income for the year ended
        June 30, 1999                      0        0            0           0     23,061,484          0            0    23,061,484

     Foreign currency translation
        adjustments                        0        0            0     185,452              0          0            0       185,452
                                  ---------- -------- ------------ -----------   ------------  --------- ------------  ------------
Total comprehensive income                 0        0            0     185,452     23,061,484          0            0    23,246,936
                                  ---------- -------- ------------ -----------   ------------  --------- ------------  ------------

BALANCE AT JUNE 30, 1999          32,999,332  329,993  108,863,191  (1,231,013)   120,709,953  2,689,683  (34,150,678)  194,521,446

Shares sold pursuant to stock
   option plans                      183,233    1,833    1,518,105           0              0          0            0     1,519,938

Net acquisition and use of
   treasury stock                          0        0            0           0              0  1,043,815   (9,201,439)   (9,201,439)

Income tax benefit from exercise of
   stock options                           0        0      414,354           0              0          0            0       414,354

Comprehensive income (loss):

     Net income for the year ended
        June 30, 2000                      0        0            0           0      5,752,284          0            0     5,752,284

     Foreign currency translation
        adjustments                        0        0            0  (1,900,690)             0          0            0    (1,900,690)
                                  ---------- -------- ------------ -----------   ------------  --------- ------------  ------------
Total comprehensive income (loss)          0        0            0  (1,900,690)     5,752,284          0            0     3,851,594
                                  ---------- -------- ------------ -----------   ------------  --------- ------------  ------------

BALANCE AT JUNE 30, 2000          33,182,565 $331,826 $110,795,650 $(3,131,703)  $126,462,237  3,733,498 $(43,352,117) $191,105,893
                                  ========== ======== ============ ===========   ============  ========= ============  ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of Respironics, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:
-------------------
Revenue is recognized from sales when a product is shipped to a customer location, at which point title passes to the customer.

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

Foreign Currency Translation:
----------------------------
The Company follows Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," for the translation of the accounts of its foreign subsidiaries. Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the statement date or historical rates depending upon the nature of the account. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are credited or charged directly to accumulated comprehensive income (loss). Gains and losses resulting from foreign currency transactions are credited or charged directly to income.

Stock Options:
-------------
Stock options are granted to certain employees and certain members of the Company's Board of Directors at fair market value on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders' equity at the date the options are exercised. There are no charges or credits to income with respect to these options. The Company follows the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation.

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

Capitalized Software Production Costs:
-------------------------------------
Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $772,000 and $1,096,000 at June 30, 2000 and 1999, respectively.

Advertising Costs:
-----------------
Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 2000, 1999, and 1998 were $1,224,000, $975,000, and $1,138,000, respectively.

Goodwill and Other Long-Lived Assets:
------------------------------------
Goodwill is the cost in excess of the fair value of net assets of businesses acquired and is amortized on the straight-line method over periods from 15 to 40 years. Accumulated amortization was $15,514,000 and $11,664,000 at June 30, 2000 and 1999, respectively. The Company evaluates the carrying value of goodwill and other long-lived assets for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill or other long-lived assets could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill or other long-lived asset in measuring whether the goodwill or other long-lived asset is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the goodwill or other long-lived asset to fair value .

Accrued Expenses and Other:
--------------------------
Accrued expenses and other includes accrued compensation of $5,757,000 and $6,532,000 at June 30, 2000 and 1999, respectively.

Comprehensive Income:
--------------------
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," during the fiscal year ended June 30, 1999. This statement establishes standards for the reporting and display of "comprehensive income" and its components, in addition to net income, in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of Statement No. 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the Statement No. 130 requirements.

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Presentation of Comparative Financial Statements:
-----------------------------------------------------------
Certain amounts in the June 30, 1999 and 1998 financial statements were reclassified to conform with the presentation in the current period.


NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States and Hong Kong. These investments are readily convertible to cash and are stated at cost, which approximates market.


NOTE C -- INVENTORIES

Inventories consisted of the following:



                                                  June 30

                                             2000             1999
                                         -----------      -----------

Raw materials                            $21,560,937      $23,633,517
Work-in-process                            5,825,137        7,036,132
Finished goods                            40,383,118       30,542,719
                                         -----------      -----------
                                         $67,769,192      $61,212,368
                                         ===========      ===========

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                              June 30
                                                        2000            1999
                                                     -----------    ------------
1989 Economic Development
 Revenue Bonds, variable interest
 rate (effective rate of 4.01%,
 including letter of credit and
 remarketing fees, at June
 30, 2000), principal payable in
 annual installments of $200,000
 through November 2004                               $  1,000,000  $  1,200,000

Industrial Development Authority
 Loan, payable in monthly install-
 ments of $13,777, including interest
 at 3%, through June 2005                                 756,440       885,249

Redevelopment Authority Loan,
 payable in quarterly installments
 of $14,533, including interest at 5%,
 through December 2005                                    278,020       331,289

Redevelopment Authority Loan,
 payable in monthly installments of
 $6,296, including interest at 2%                               0       684,253

Industrial Development Authority
 Loan, payable in monthly install-
 ments of $7,289, including interest
 at 2%, through March 2010                                789,494       854,713

Industrial Development Revenue Bond,
 payable in quarterly installments of
 $40,000 plus interest at a floating
 rate (effective rate of 5.04% including
 letter of credit fees at June 30, 2000)
 through November 2009                                  4,200,000     4,360,000

Commercial Bank Credit Agreement,
 payable in one lump sum in May 2003
 including interest at a floating rate
 (7.50% at June 30, 2000)                             101,100,000    91,500,000

Other                                                   1,377,695       526,063
                                                     ------------  ------------
                                                      109,501,649   100,341,567
Less current portion                                    1,406,556       967,387
                                                     ------------  ------------
                                                     $108,095,093  $ 99,374,180
                                                     ============  ============

The Economic Development Revenue Bonds, the Industrial Development Authority Loans, and the Redevelopment Authority Loans are secured by mortgages on the Company's manufacturing facility in Murrysville, Pennsylvania. The Revenue Bond is secured by a mortgage on the Company's facility in Westminster, Colorado. Proceeds from the bonds and the loans were used to finance the construction and expansion of the facilities. One of the Redevelopment Authority Loans was repaid during the year ended June 30, 2000. The Commercial Bank Credit Agreement, under which a total of $125,000,000 is available, is unsecured. The Company is required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage. At June 30, 2000, the Company was in compliance with these covenants. The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.225%, on the unused portion of the facility.

Scheduled maturities of long-term obligations for the next five years are as follows:



                                   Maturities of
                                   Long-Term Debt
                                   --------------


         2001                      $  1,406,556
         2002                         1,158,262
         2003                       101,809,390
         2004                           649,223
         2005                           645,692
         Thereafter                   3,832,526
                                  --------------

        TOTAL                      $109,501,649
                                  ==============

Interest paid was $6,590,000, $5,228,000, and $3,790,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

NOTE E - OPERATING LEASES

The Company leases its corporate headquarters, its vent centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2000 are as follows:

Year Ending June 30                     Amount
-------------------                   ---------
2001                                $ 4,164,000
2002                                  4,124,000
2003                                  3,872,000
2004                                  3,566,000
2005                                  2,379,000
Thereafter                            9,415,000
                                    -----------
TOTAL                               $27,520,000
                                    ===========

Total rent expense for the years ended June 30, 2000, 1999, and 1998 was $3,841,000, $3,900,000, and $3,318,000, respectively.

NOTE F -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND SHORT-TERM INVESTMENTS
-------------------------------

The carrying amount approximates fair value because of the short maturity of those investments.

LONG-TERM OBLIGATIONS
---------------------

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company's obligations approximate their fair values at June 30, 2000 and 1999.


NOTE G -- INCOME TAXES

Income (loss) before income taxes consisted of the following:


                                                           Year Ended June 30
                                               2000              1999            1998
                                          ------------      ------------      -----------
 United States                            $ 10,020,446      $ 39,228,046       $   253,254
 Foreign                                    (1,444,563)         (772,326)        3,611,232
                                          ------------       -----------       -----------
     TOTAL                                $  8,575,883      $ 38,455,720       $ 3,864,486
                                          ============       ===========       ===========

                                                         Year Ended June 30
                                                2000               1999           1998
                                          ------------      --------------    ------------
Income taxes (benefit) consisted of:
Current:
     Federal                              $  5,975,847      $ 10,725,807       $11,046,816
     Foreign                                   184,800          (849,893)          648,804
     State                                   1,078,628         1,977,500         2,145,929
     Tax benefit from exercise
       of stock options                       (414,354)         (635,686)       (4,170,171)
                                          -------------     ------------       -----------
                                             6,824,921        11,217,728         9,671,378


Deferred:
     Federal                                (3,775,687)        2,994,679        (7,017,573)
     State                                    (639,989)          546,143        (1,134,756)
                                          ------------      ------------       -----------
                                            (4,415,676)        3,540,822        (8,152,329)
                                          ------------      ------------       -----------
Credit to additional paid-in-
      capital for tax benefit
      from stock option
      exercises                                414,354           635,686         4,170,171
                                          ------------      ------------         ---------

    TOTAL INCOME TAXES
                                          $  2,823,599      $ 15,394,236       $ 5,689,220
                                          ============      ============       ===========

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:


                                              Year Ended June 30
                                            2000     1999     1998
                                           ------   ------   -----
Statutory federal income tax rate            35%     35%        35%
Increases (decreases):
     State taxes, net of federal benefit      3       4         17
     Foreign taxes                            7      (2)       (13)
     Tax credits                             (8)     (2)       (29)
     Tax liability adjustment               (19)      0          0
     Non-deductible expenses (primarily
       goodwill amortization and
       certain merger related costs)         14       5        137
     Other items, net                         1       0          0
                                            ---      --        ---

EFFECTIVE INCOME TAX RATE                    33%     40%       147%
                                            ===      ==        ===

Deferred income tax assets consisted of the following:

                                                   June 30
                                            2000             1999
                                          --------         -------

     Allowance for bad debts            $ 6,308,089     $ 4,196,645
     Depreciation                          (240,205)        (14,895)
     Inventory reserves                   5,143,403       3,731,186
     Restructuring reserves               1,427,546               0
     Other                                5,590,947       5,901,168
                                        -----------     -----------
     TOTAL                              $18,229,780     $13,814,104
                                        ===========     ===========

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $10,296,390 at June 30, 2000.

Income taxes paid were $3,286,051, $9,352,998, and $18,473,851 for the years ended June 30, 2000, 1999, and 1998, respectively.

During fiscal year 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during the year.

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

Healthdyne had in place, prior to its merger with the Company, four stock option plans: the 1993 Stock Option Plan; the 1993 Nonemployee Director Stock Option Plan; the 1995 Stock Option Plan II; and the 1996 Stock Option Plan. At the date of the merger, the outstanding Healthdyne options were converted into a total of 1,360,061 options to purchase Respironics common stock. Under the terms of the Healthdyne plans, all such options became immediately exercisable at the date of the merger and the plans terminated as to new grants. All future stock option grants will be made from Respironics stock option plans.

Pertinent information regarding options under all Plans is as follows:


                                                     Option Shares
                                                     --------------

                                                  Year Ended June 30
                                          2000           1999            1998
                                        ---------      ---------       --------

Outstanding at beginning of period       1,950,861    1,843,278       2,696,987
Granted:
  Price range ($ 7.94 - $14.44)          1,092,247
  Price range ($12.00 - $19.13)                         498,906
  Price range ($18.56 - $26.84)                                         248,500

Exercised:
  Price range ($ 2.81 - $16.25)           (183,233)
  Price range ($ 1.38 - $24.63)                        (320,683)
  Price range ($ 1.00 - $22.75)                                      (1,017,589)

Canceled                                  (275,396)     (70,640)        (84,620)
                                         ---------    ---------      ----------
Outstanding at end of period (Weighted
average price $10.91)                    2,584,479    1,950,861       1,843,278
                                         =========    =========      ==========

Exercisable at end of period             1,100,821    1,187,288       1,458,557
                                         =========    =========       =========

Shares available for future grant        1,332,211    2,149,111         577,377
                                         =========    =========        ========

The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $4.81, $6.04, and $12.09, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           2000         1999          1998
                                          ------       ------        ------

        Expected volatility                56.8%        52.7%         43.1%
        Expected dividend yield            none         none          none
        Risk-free interest rate             6.0%         6.0%          5.7%
        Expected life of stock options        5            5             5


The Company applies APB Opinion No. 25 in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and related per share amounts would have been reduced to the pro forma amounts indicated below:

                                            2000        1999           1998
                                        -----------  -----------    -----------
   Net earnings (loss):
     As reported                        $ 5,752,284  $23,061,484    $(1,824,734)
     Pro forma                            3,365,284   21,391,820     (3,243,498)
   Diluted earnings (loss) per share:
     As reported                               0.19         0.72          (0.06)
     Pro forma                                 0.11         0.67          (0.10)

In March 1997, the Company adopted an Employee Stock Purchase Plan ("Plan") under which employees can purchase common stock of the Company through payroll deductions. The purchase price under the Plan is the lesser of 85% of the market value of the Company's common stock on either the first or last day of the Plan year. The maximum amount each employee can purchase is equal to 20% of annual compensation. There are no charges or credits to income in connection with the Plan. Shares are purchased at the end of each Plan year with the funds set aside through payroll deductions.

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


NOTE I - INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR
             CUSTOMERS

The Company conducts its operations in one reportable industry segment; the design, development, manufacture and sale of medical devices. Sales by product within this segment are as follows:

                                  Year Ended June 30
                           2000          1999          1998
                       ------------  ------------  ------------
NET SALES
 Homecare              $307,644,676  $299,685,569  $305,506,031
 Hospital                38,595,151    34,943,095    21,373,050
 Asthma and Allergy      21,944,283    22,942,079    24,697,362
                       ------------  ------------  ------------
NET SALES              $368,184,110  $357,570,743  $351,576,443
                       ============  ============  ============

Financial information about the Company by geographic area is presented below.

                                            Year Ended June 30
                                 2000                1999           1998
                             ------------        ------------   ------------
NET SALES
 United States:
   Unaffiliated customers    $342,454,391        $324,070,103   $317,032,121
   Interarea transfers         81,490,976         100,953,047     25,318,249
                             ------------        ------------   ------------
                              423,945,367         425,023,150    342,350,370
 Europe:
   Unaffiliated customers      18,851,063          23,324,507     24,094,532
   Interarea transfers            821,544                   0              0
                             ------------        ------------   ------------
                               19,672,607          23,324,507     24,094,532

 Far East:
   Unaffiliated customers       6,878,656          10,176,133     10,449,790
   Interarea transfers          7,249,466           6,505,547      4,713,133
                             ------------        ------------   ------------
                               14,128,122          16,681,680     15,162,923

Elimination--Transfers         89,561,986         107,458,594     30,031,382
                             ------------        ------------   ------------
NET SALES                    $368,184,110        $357,570,743   $351,576,443
                             ============        ============   ============

OPERATING PROFIT
 United States               $ 53,214,768        $ 54,013,927   $ 52,861,539
 Europe                         1,417,203          (1,173,304)     1,037,896
 Far East                       1,018,033           3,640,863      4,172,253
                             ------------        ------------   ------------

OPERATING PROFIT               55,650,004          56,481,486     58,071,688

Corporate expense              40,128,536          12,818,999     50,018,462
Interest expense                6,945,585           5,206,767      4,188,740
                             ------------        ------------   ------------

INCOME BEFORE INCOME
     TAXES                   $  8,575,883        $ 38,455,720   $  3,864,486
                             ============        ============   ============

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

Additional information regarding assets and liabilities by geographic area follows:

                                           June 30
                                      2000          1999
                                  ------------  ------------

IDENTIFIABLE ASSETS
  United States                   $289,065,119  $275,915,304
  Europe                            18,808,344    20,687,292
  Far East                           7,304,166     9,517,300
                                  ------------  ------------
                                   315,177,629   306,119,896
  Corporate assets (cash and
    short-term investments
    and deferred income taxes)      37,824,264    37,465,505
                                  ------------  ------------

TOTAL ASSETS                      $353,001,893  $343,585,401
                                  ============  ============

TOTAL ASSETS
 United States                    $318,747,490  $307,280,161
 Europe                             24,321,516    21,772,570
 Far East                            9,932,887    14,532,670
                                  ------------  ------------
                                  $353,001,893  $343,585,401
                                  ============  ============

TOTAL LIABILITIES
 United States                    $158,314,914  $140,707,126
 Europe                                987,844     4,022,739
 Far East                            2,593,242     4,334,090
                                  ------------  ------------
                                  $161,896,000  $149,063,955
                                  ============  ============

The Company develops, manufactures and markets medical devices for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. No single customer accounted for 10% or more of net sales for the fiscal years ended June 30, 2000, 1999, or 1998.

NOTE J -- RETIREMENT PLANS

The Company has a Retirement Savings Plan which is available to all U.S. employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100% rate and may make discretionary contributions. Total Company contributions to these plans was $1,528,000, $1,270,000, and $877,000 for the years ended June 30, 2000, 1999, and 1998, respectively. The Company's current benefit program does not provide postretirement benefits to employees.


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

In February 1997, the Company acquired the capital stock of Stimotron Medizinische Gerate GmbH ("Stimotron"). The initial consideration paid was $9,000,000 in cash, with the terms of the transaction providing for additional consideration of up to $5,000,000 in cash over the next four years based upon the achievement of certain financial results in Germany. Financing for the initial consideration was obtained from a commercial bank, and financing for the additional consideration, if needed, is expected to come from the Company's Commercial Bank Credit Agreement. As of June 30, 2000, $1,085,000 of additional consideration has been paid. There is a maximum of $2,500,000 that may be paid through the end of the earnout period in July 2001.

NOTE L -- CONTINGENCIES

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

In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables transferred to the leasing companies. The total exposure for unpaid installment receivables was approximately $20,928,000 and $16,320,000 at June 30, 2000 and 1999, respectively. The transfer of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and therefore, these receivables are not recorded on the Company's financial statements.


NOTE M -- RESTRUCTURING

In July 1999, the Company announced a major restructuring of its U.S. operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction of approximately 10% associated with the facility changes and the realignment. The facility changes and workforce reduction were completed during fiscal year 2000, and the divisional realignment is currently in place.

Reconciliation of Restructuring Reserves

                                  Employee                     Lease Buyouts
                                  Severance       Asset       & Other Direct        Total
                                    Costs      Write-Downs       Expenses       Restructuring
                                ------------  ------------    ---------------   --------------
Balance at July 1, 1999         $         0    $         0      $          0     $          0
Restructuring charges (net)       6,300,000      8,900,000        14,000,000       29,200,000
Cash expenditures                (3,100,000)             0       (12,900,000)     (16,000,000)
Noncash expenditures                      0     (1,700,000)                0       (1,700,000)
                                -----------    -----------      ------------     ------------
Balance at June 30, 2000        $ 3,200,000    $ 7,200,000      $  1,100,000     $ 11,500,000
                                ===========    ============     ============     ============

During fiscal year 2000, the Company incurred a total of $29,200,000 in charges related to this restructuring. The primary components of these charges were severance and employment related costs ($6,300,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($8,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($14,000,000). Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of June 30, 2000 will be paid out during the next two years.

During fiscal year 1999, the Company incurred $2,415,000 in costs related to its decision to enter into a new distribution arrangement for sales of its products in Germany. Under the new arrangement, the Company's products are being distributed by an independent dealer in Germany, and the Company's direct sales efforts in that country have been significantly reduced. Accordingly, costs were incurred to reduce the Company's German workforce and facilities as follows: employment related costs ($1,400,000), asset write-offs ($200,000), and lease buyouts and other direct expenses ($815,000). Substantially all of these costs have been paid.



NOTE N -- MERGER COSTS

During the year ended June 30, 1998, the Company incurred approximately $41,000,000 in costs related to the merger with Healthdyne. The primary components of these costs were direct expenses of the transaction ($9,500,000), employment related costs ($9,500,000), asset write-downs to reflect decisions made regarding product and operational standardization (inventory, $11,000,000; other assets, $8,000,000), and other merger related costs ($3,000,000). Transaction and employment costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Included in asset write-downs is $1,000,000 resulting from Healthdyne and Respironics conforming accounting practices as they relate to the recording of the allowance for doubtful accounts. Approximately $722,000 of merger related costs remain unpaid at June 30, 2000. Those amounts are expected to be paid over the next five years.


NOTE O -- STOCK REPURCHASE

In August 1998, the Company's Board of Directors authorized a stock buyback of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board of Directors increased the authorization to a total of up to 2,000,000 shares and in March 1999 increased the authorization to a total of up to 3,000,000 shares. In September 1999, the Company's Board of Directors increased the authorization to the present total of up to 4,000,000 shares. During fiscal year 1999, the Company repurchased, net of share usage, a total of 2,640,000 shares in open market transactions resulting in a net use of cash of $33,055,000. During fiscal year 2000, the Company repurchased, net of share usage, a total of 1,044,000 shares in open market transactions resulting in a net use of cash of $9,201,000. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.


NOTE P -- SPECIAL ITEMS

In February 2000, the parent company of one of the Company's major customers filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company's customer was one of the entities included in the filing. According to press releases issued in connection with the filing and discussions with the customer, the election to seek court protection was made in order to facilitate the restructuring of the parent company's capital and lease obligations and normal business operations of the Company's customer are continuing. The Company's total balance due from the customer at the date of the filing was approximately $4,500,000, and accordingly, the Company has recorded a $4,500,000 special increase to the Company's allowance for doubtful accounts.

NOTE Q -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Year Ended June 30
                                                     2000                1999             1998
                                                 -----------         -----------      -----------
Numerator:

Net Income (Loss)                                $ 5,752,284         $23,061,484      $(1,824,734)

Denominator:

Denominator for basic earnings per share-         29,660,366          31,521,296       32,097,955
weighted average shares

Effect of Dilutive Securities

     Stock Options                                   343,389             434,792                0
                                                 -----------         -----------      -----------
Denominator for diluted earnings per share
 - adjusted weighted average shares and
 assumed conversions                              30,003,755          31,956,088       32,097,955
                                                 ===========         ===========      ===========

Basic Earnings (Loss) Per Share                  $      0.19         $      0.73      $     (0.06)
                                                 ===========         ===========      ===========

Diluted Earnings (Loss) Per Share                $      0.19         $      0.72      $     (0.06)
                                                 ===========         ===========      ===========

NOTE R -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2000 and 1999:

                                                          2000
                                                          ----
                                                   Three Months Ended
                                     September 30   December 31    March 31     June 30
                                     ------------   -----------  -----------  -----------
Net Sales                             $80,599,000   $91,703,000  $97,837,000  $98,045,000

Gross Profit Including
 Restructuring Costs                   32,587,000    42,321,000   45,838,000   42,208,000

Gross Profit Excluding
 Restructuring Costs                   37,163,000    42,321,000   46,352,000   45,828,000

Special Addition to Allowance
 for Uncollectible Receivables                  0             0    4,500,000            0

Restructuring Costs                    14,679,000     3,326,000    4,232,000    6,959,000

Net Income (Loss)                      (4,554,000)    3,664,000    3,789,000    2,853,000

Basic Earnings (Loss) Per Share             (0.15)         0.12         0.13         0.10
Diluted Earnings (Loss) Per Share           (0.15)         0.12         0.13         0.09

                                                          1999
                                                          ----
                                                      Three Months Ended
                                      September 30   December 31    March 31       June 30
                                      ------------   -----------   -----------   -----------
Net Sales                             $86,412,000    $90,197,000   $90,882,000   $90,080,000

Gross Profit                           41,646,000     43,348,000    44,304,000    41,786,000

Special Addition to Allowance
  for Uncollectible Receivables                 0              0             0     5,000,000

Restructuring Costs                             0              0             0     2,415,000

Net Income                              6,309,000      7,359,000     8,261,000     1,132,000

Basic Earnings Per Share                     0.19           0.23          0.26          0.04
Diluted Earnings Per Share                   0.19           0.23          0.26          0.04

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                   PART III

Items 10 through 13.
--------------------

        In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 2000 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 16, 2000, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         -------------------------------------------------------
         Form 8-K.
         ---------

         The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(a) (1)  Financial Statements:
         ---------------------

         The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated July 25, 2000, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

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


                         FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

COL. A                                COL. B                 COL. C               COL. D       COL. E

                                                            ADDITIONS

                                     Balance at     Charged to   Charged to                   Balance
                                     Beginning of   Costs and    Other Accts.-   Deductions   at End
                                     Period         Expenses     Describe        Describe     of Period
                                     ------------   ----------   -------------   ----------   -----------
DESCRIPTION
Year ended June 30, 2000:
Deducted from asset accounts:
 Allowance for doubtful
 accounts                            $13,919,000    $4,500,000   $               $444,000(b)  $17,975,000
                                     ===========    ==========   ========        ========     ===========
Year ended June 30, 1999:
Deducted from asset accounts:
 Allowance for doubtful
 accounts                            $ 8,246,000    $6,600,000   $               $927,000(b)  $13,919,000
                                     ===========    ==========   ========        ========     ===========
Year ended June 30, 1998:
Deducted from asset accounts:
 Allowance for doubtful
 accounts                            $ 4,908,000    $2,838,000   $500,000(a)                  $ 8,246,000
                                     ===========    ==========   ========        ========     ===========

(a) Added in connection with a business combination accounted for as a purchase.

(b)  Write-off of uncollectible accounts.


          All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(a) (3)   Exhibits
          --------

          Those exhibits listed on the exhibit index beginning on page 50 of this Form 10-K are filed herewith or incorporated by reference.


(b)  Reports on Form 8-K:
     --------------------

     Not applicable.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RESPIRONICS, INC.



                             By:   /s/ James W. Liken
                                   ------------------------------------
                                   James W. Liken, President and
                                   Chief Executive Officer

Date:  September 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 28, 2000:


/s/ James W. Liken                          /s/James H. Hardie
-------------------------------------     -------------------------------------
          James W. Liken                         James H. Hardie
          (President and                            (Director)
      Chief Executive Officer
          and Director)
    (Principal Executive Officer)


/s/ Daniel J. Bevevino
-------------------------------------     -------------------------------------
        Daniel J. Bevevino                       Donald H. Jones
 (Vice President and Chief Financial                (Director)
            Officer)
    (Principal Accounting Officer)


/s/ Gerald E. McGinnis                     /s/ Craig B. Reynolds
-------------------------------------     -------------------------------------
        Gerald E. McGinnis                       Craig B. Reynolds
         (Chairman of the                           (Director)
        Board of Directors)


/s/ Daniel P. Barry                        /s/ Joseph C. Lawyer
-------------------------------------     -------------------------------------
         Daniel P. Barry                         Joseph C. Lawyer
            (Director)                              (Director)


/s/ Douglas A. Cotter
-------------------------------------     -------------------------------------
        Douglas A. Cotter                        J. Terry Dewberry
            (Director)                              (Director)



-------------------------------------     -------------------------------------
        J. Paul Yokubinas                        Candace L. Littell
            (Director)                              (Director)

                                EXHIBITS INDEX

Exhibit No.            Description and Method of Filing
-----------            --------------------------------
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

10.7 Employment Agreement dated and effective as of December 1, 1994 between the Company and Robert D. Crouch, filed as Exhibit 1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 .

10.8 Employment Agreement dated and effective as of December 1, 1994 between the Company and Dennis S. Meteny, filed as Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

10.9 Separation Agreement and Complete Release dated September 2, 1999 between the Company and Dennis S. Meteny filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1991.

10.11 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on form 10-K for Fiscal Year ending June 30, 1992.

10.12          Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as
               Exhibit 10.13 to Form 10-K for the fiscal year ended June 30, 1998.

10.13          Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit
               10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.14 Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.15 Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.16 Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, and PNC BANK, NATIONAL ASSOCIATION as the Issuing Bank, PNC BANK NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of May 8, 1998, filed as Exhibit
               10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

10.17 Employment Agreement dated December 30, 1996 between the Company and Steven P. Fulton, filed as Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.18 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.19 Agreement and Plan of Reorganization and related Agreement and Plan of Merger, each dated as of November 10, 1997, by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc. a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.20 Form of Amendment to Agreement and Plan of Reorganization and related Agreement and Plan of Merger, dated as of December 1997 by and among Respironics, Inc., Healthdyne Technologies, Inc., and RIGA, Inc., a wholly owned subsidiary of Respironics, filed as Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.21 Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 30, 1998.

10.22 Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Form 10-K for the fiscal year ended June 30, 1998.

10.23 Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit
               10.23 to this Annual Report on Form 10-K.

10.24 Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to this Annual Report on Form 10-K.

10.25 Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Form 10-K for the fiscal year ended June 30, 1998.

10.26 Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Form 10-K for the fiscal year ended June 30, 1998.

10.27 Corporate Services Agreement dated as of April 23, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.21 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.28 Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.29 Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.30 Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.31 Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.32 Tax Sharing Agreement, dated April 21, 1995 between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

10.33 Administrative Services Agreement, dated March 31, 1993, between Healthdyne Technologies, Inc., now Respironics Georgia, Inc., and Healthdyne, Inc., now Matria Healthcare, Inc., filed as Exhibit
               10.2 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.34 Tax Indemnity Agreement, dated as of April 21, 1995, by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.20 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.35          Lease Agreement, dated December 20, 1993, between Max L.
               Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.36 Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 1998.

10.37 Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to Form 10-K for the fiscal year ended June 30, 1998.

10.38          Respironics, Inc. 1997 Non-Employee Directors' Fee Plan, filed as
               Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 1999.

10.39 Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.40 Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.41 First Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of August 19, 1998, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.42 Second Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION, as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of December 9, 1998, filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

21.1 List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1 Consent of Ernst & Young, filed as Exhibit 23.1 to this Annual Report on Form 10-K.