Form 10-Q
period 2000-09-30
RESPIRONICS INC
filed 2000-11-13
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
 ---
Exchange Act of 1934 for the quarterly period ended September 30, 2000
                                                    ------------------
or

  ___ Transition Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to
                                                   -----------   --------------

Commission File No. 000-16723

                               RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                     25-1304989
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


           1501 Ardmore Blvd.
        Pittsburgh, Pennsylvania                          15221
(Address of principal executive offices)                (Zip Code)

(Registrant's Telephone Number, including area code)  412-731-2100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes  X  No    .
                                ---    ---


As of October 31, 2000, there were 33,273,460 shares of Common Stock of the registrant outstanding, of which 3,748,852 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Independent Accountants' Review Report

         Consolidated balance sheets -- September 30, 2000 and June 30, 2000.

         Consolidated statements of operations -- Three months ended September 30, 2000 and 1999.

         Consolidated statements of cash flows -- Three months ended September 30, 2000 and 1999.

         Notes to consolidated financial statements - September 30, 2000.


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

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

                     Independent Accountants' Review Report

Board of Directors
Respironics, Inc. and Subsidiaries


We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the three month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein and in our report dated July 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                     /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
October 24, 2000

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                                    September 30                June 30
                                                                                        2000                     2000
                                                                               -------------------------------------------
ASSETS

CURRENT ASSETS
              Cash and short-term investments                                  $     19,669,200          $     19,594,484
              Trade accounts receivable, less allowance for
                   doubtful accounts of $17,659,000 and $17,975,000                  95,069,205                96,733,695
              Inventories                                                            68,474,887                67,769,192
              Prepaid expenses and other                                              7,253,275                 6,568,646
              Deferred income tax benefits                                           18,229,782                18,229,780
                                                                               -----------------         -----------------
                          TOTAL CURRENT ASSETS                                      208,696,349               208,895,797

PROPERTY, PLANT AND EQUIPMENT
              Land                                                                    3,061,203                 3,061,203
              Building                                                               11,680,067                12,292,111
              Machinery and equipment                                                73,161,950                67,293,530
              Furniture, office and computer equipment                               51,312,652                49,142,950
              Leasehold improvements                                                  3,330,762                 2,613,240
                                                                               -----------------         -----------------
                                                                                    142,546,634               134,403,034
              Less allowances for depreciation
                          and amortization                                           72,485,188                67,618,053
                                                                               -----------------         -----------------
                                                                                     70,061,446                66,784,981


OTHER ASSETS                                                                         14,539,444                14,558,526


GOODWILL                                                                             62,614,869                62,762,589
                                                                               -----------------         -----------------

                                                                               $    355,912,108          $    353,001,893
                                                                               =================         =================

See notes to consolidated financial statements.

                                                                                September 30                      June 30
                                                                                    2000                           2000
                                                                             -----------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                               $    26,388,607                 $    27,302,609
              Accrued expenses and other                                          23,336,068                      25,091,742
              Current portion of long-term obligations                             1,332,331                       1,406,556
                                                                             ----------------                ----------------
                          TOTAL CURRENT LIABILITIES                               51,057,006                      53,800,907

LONG-TERM OBLIGATIONS                                                            107,831,563                     108,095,093

COMMITMENTS                                                                                0                               0

SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value; authorized
                          100,000,000 shares; issued and outstanding
                          33,251,515 shares at September 30, 2000 and
                          33,182,565 shares at June 30, 2000                         332,515                         331,826
              Additional capital                                                 111,367,938                     110,795,650
              Accumulated other comprehensive loss                                (4,107,615)                     (3,131,703)
              Retained earnings                                                  132,752,889                     126,462,237
              Treasury stock                                                     (43,322,188)                    (43,352,117)
                                                                             ----------------                ----------------
                          TOTAL SHAREHOLDERS' EQUITY                             197,023,539                     191,105,893
                                                                             ----------------                ----------------

                                                                             $   355,912,108                 $   353,001,893
                                                                             ================                ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                     Three months ended
                                                                         September 30                  September 30
                                                                             2000                          1999
                                                                      ------------------------------------------------
Net sales                                                              $    92,064,204                $    80,599,327
Cost of goods sold                                                          48,661,952                     43,436,198
Cost of goods sold - restructuring charges                                           0                      4,576,352
                                                                       ----------------               ----------------

              GROSS MARGIN                                                  43,402,252                     32,586,777

General and administrative expenses                                         10,869,663                     10,156,392
Sales, marketing and commission expenses                                    16,823,393                     14,681,396
Research and development expenses                                            3,371,149                      4,325,772
Restructuring charges                                                                0                     10,102,426
Interest expense                                                             2,149,124                      1,425,615
Other income                                                                  (295,498)                      (514,259)
                                                                       ----------------               ----------------
                                                                            32,917,831                     40,177,342
                                                                       ----------------               ----------------

              INCOME (LOSS) BEFORE INCOME TAXES                             10,484,421                     (7,590,565)

Income taxes                                                                 4,193,769                     (3,036,226)
                                                                       ----------------               ----------------

              NET INCOME (LOSS)                                        $     6,290,652                $    (4,554,339)
                                                                       ================               ================

Basic earnings (loss) per share                                        $          0.21                $         (0.15)
                                                                       ================               ================

Basic shares outstanding                                                    29,477,044                     30,261,516

Diluted earnings (loss) per share                                      $          0.21                $         (0.15)
                                                                       ================               ================

Diluted shares outstanding                                                  30,289,365                     30,261,516


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                              Three Months Ended September 30
                                                                                             2000                         1999
                                                                                       --------------------------------------------

OPERATING ACTIVITIES
   Net income (loss)                                                                   $     6,290,652              $   (4,554,339)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
                Depreciation and amortization                                                6,718,669                   6,751,065
                Asset write-offs                                                                     0                   6,755,563
                Changes in operating assets and liabilities:
                   Decrease in accounts receivable                                           1,664,491                   2,998,922
                   Increase in inventories                                                    (705,695)                 (3,841,421)
                   Change in other operating assets and liabilities                         (5,066,577)                 (3,781,575)
                                                                                       ----------------             ----------------


                        NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                                              8,901,540                   4,328,215

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                                 (8,304,395)                 (6,977,678)
  Additional purchase price for acquired business                                             (787,580)                 (1,085,407)
                                                                                       ----------------             ----------------


                        NET CASH  USED BY
                           INVESTING ACTIVITIES                                             (9,091,975)                 (8,063,085)

FINANCING ACTIVITIES
  Net (decrease) increase in borrowings                                                       (337,755)                    559,053
  Issuance of common stock                                                                     572,977                      39,921
  Acquisition of treasury stock, net                                                            29,929                  (1,330,185)
  Decrease in minority interest                                                                      0                    (766,035)
                                                                                       ----------------             ----------------


                        NET CASH PROVIDED (USED) BY
                           FINANCING ACTIVITIES                                                265,151                  (1,497,246)
                                                                                       ----------------             ----------------


                           INCREASE (DECREASE) IN CASH AND
                               SHORT-TERM INVESTMENTS                                           74,716                  (5,232,116)

Cash and short-term investments at beginning of period                                      19,594,484                  23,651,401
                                                                                       ----------------             ----------------


CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                       $    19,669,200              $   18,419,285
                                                                                       ================             ================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2000



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


NOTE B -- INVENTORIES

The composition of inventory is as follows:



                               September 30    June 30
                                   2000         2000
                                -----------  -----------
            Raw materials       $21,254,000  $21,561,000
            Work-in-process       5,279,000    5,825,000
            Finished goods       41,942,000   40,383,000
                                -----------  -----------

                                $68,475,000  $67,769,000
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

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company's results of operations or financial condition.


NOTE D -- RESTRUCTURING CHARGES

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



RECONCILIATION OF RESTRUCTURING RESERVES

                                      Employee                          Lease Buyouts
                                     Severance           Asset         & Other Direct          Total
                                       Costs          Write-Downs         Expenses          Restructuring
                                   -------------      -----------       ------------        ------------
Balance at July 1, 1999            $           -      $         -       $          -        $          -

Restructuring charges (net)            6,300,000        8,900,000         14,000,000          29,200,000
Cash expenditures                     (3,100,000)               -        (12,900,000)        (16,000,000)
Noncash expenditures                           -       (1,700,000)                 -          (1,700,000)
                                   --------------     ------------      -------------       -------------
Balance at June 30, 2000               3,200,000        7,200,000          1,100,000          11,500,000
                                   --------------     ------------      -------------       -------------

Restructuring charges (net)                    -                -                  -                   -
Cash expenditures                       (400,000)               -           (400,000)           (800,000)
Noncash expenditures                           -         (700,000)                 -            (700,000)
                                   --------------     ------------      -------------       -------------
Balance at September 30, 2000      $    2,800,000     $ 6,500,000       $    700,000        $ 10,000,000
                                   ==============     ============      =============       =============


During fiscal year 2000, the Company incurred a total of $29,200,000 in charges related to this restructuring. The primary components of these charges were severance and employment related costs ($6,300,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($8,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($14,000,000). Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of September 30, 2000 will be paid out during the next two years.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, were as follows:




                                                     Three Months Ended
                                              September 30,     September 30,
                                                  2000              1999
                                               -----------     -------------

Net income (loss)                             $  6,291,000      $ (4,554,000)

Foreign currency translation losses               (976,000)         (165,000)
                                              -------------     -------------

Comprehensive income (loss)                   $  5,315,000      $ (4,719,000)
                                              =============     =============


NOTE F - SPECIAL ITEMS

As previously disclosed, in February 2000, the parent company of one of the Company's major customers filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company's customer was one of the entities included in the filing. According to press releases issued in connection with the filing and discussions with the customer, the election to seek court protection was made in order to facilitate the restructuring of the parent company's capital and lease obligations and normal business operations of the Company's customer are continuing. The Company's total balance due from the customer at the date of the filing was approximately $4,500,000, and accordingly, the Company has recorded a $4,500,000 special increase to the allowance for doubtful accounts during fiscal year 2000. In November 2000, the Company reached a settlement with the customer under which the customer will pay a portion of the petition-date balance in monthly installments over six months. The remaining petition-date balance will constitute a claim in the continuing bankruptcy case.


NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 had no financial impact on the Company, and management believes that FASB No. 133 will not have a material impact on earnings during fiscal year 2001.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of programs, interest rate fluctuations, intellectual property and related litigation, other litigation, FDA and other government regulation, third party reimbursement, restructuring activities, and anticipated cost savings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 2000 were $92,064,000 representing a 14% increase over the sales of $80,599,000 recorded for the quarter ended September 30, 1999. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and other accessories, helped to drive the increase in sales for the quarter. These product lines, along with ventilation devices, comprise the major part of the Company's homecare division established as part of the July 1999 restructuring plan. Sales of the Company's hospital products also increased during the current quarter, including unit and dollar increases for the Company's BiPAP/R/ Vision/TM/ and Esprit/R/ ventilators.

     Partially offsetting this increase in sales was a decrease in domestic sales, compared to prior year levels, of the Company's non-invasive ventilatory support devices for use in the home. These sales decreases were caused by the previously disclosed October 1, 1999 implementation of revised government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers. For the quarter ended September 30, 2000, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately four percent of total sales.

     The Company's gross profit was 47% of net sales for the quarter ended September 30, 2000 compared to 46% of net sales, excluding the impact of restructuring charges, for the quarter ended September 30, 1999. This gross profit percentage increase was due primarily to higher revenue levels, sales mix and the positive impact of the Company's restructuring activities in the manufacturing area.

     General and administrative expenses were $10,870,000 (12% of net sales) for the quarter ended September 30, 2000 as compared to $10,156,000 (13% of net sales) for the quarter ended September 30, 1999. The increase in absolute dollars of general and administrative expenses was due primarily to an increase in information technology department expenses and other spending consistent with the growth of the Company's business. Partially offsetting these increases in expenses were lower operating expenses due to the Company's restructuring.

     Sales, marketing and commission expenses were $16,823,000 (18% of net sales) for the quarter ended September 30, 2000 as compared to $14,681,000 (18% of net sales) for the quarter ended September 30, 1999. The increase in absolute dollars of expense for the current quarter was due primarily to increased sales and activity levels in the Company's homecare and hospital product lines in the first quarter, partially offset by lower operating expenses due to the Company's restructuring.

     Research and development expenses were $3,371,000 (4% of net sales) for the quarter ended September 30, 2000 as compared to $4,326,000 (5% of net sales) for the quarter ended September 30, 1999. The decrease in absolute dollars of expense for the current quarter was due primarily to the timing of certain research and development projects and the impact of certain new products transitioning from development into production. Significant product development efforts are ongoing and a variety of new products were introduced during the current quarter, including two upgrades to the Company's Esprit/R/ ventilator. New product launches in many of the Company's major product lines are scheduled for the remainder of fiscal year 2001. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

     During the three months ended September 30, 1999, the Company incurred charges of $14,700,000 related to a previously disclosed restructuring. The primary components of these costs were severance and employment related costs, asset write-downs to reflect decisions made regarding product, facility, and systems rationalization, and lease buyouts related to facility rationalizations and other direct expenses of the restructuring. Approximately $4,600,000 of these charges related to inventory write-offs in connection with product rationalizations and have been reported as a separate component of cost of goods sold. See Note D to the Consolidated Financial Statements for additional information about the restructuring charges.

     The Company's effective income tax rate was 40% for all periods presented.

     As a result of the factors described above, the Company's net income was $6,291,000 (7% of net sales) or $0.21 per diluted share for the quarter ended September 30, 2000 as compared to a net loss of ($4,554,000) (6% of net sales) or ($0.15) per diluted share for the quarter ended September 30, 1999. Excluding the impact of the restructuring charges, the Company's net income for the quarter ended September 30, 1999 was $4,253,000 (5% of net sales) or $0.14 per diluted share.

     Earnings per share amounts for the quarters ended September 30, 2000 and 1999 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $157,639,000 at September 30, 2000 and $155,095,000 at June 30, 2000. Net cash provided by operating activities was $8,902,000 for the three months ended

September 30, 2000 as compared to $4,328,000 for the three months ended September 30, 1999. The increase in cash provided by operating activities for the current quarter was primarily due to higher earnings and reduced inventory growth as compared to the prior year.

     Net cash used by investing activities was $9,092,000 for the three months ended September 30, 2000 as compared to $8,063,000 for the three months ended September 30, 1999. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the periods described includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities, accumulated cash and short-term investments, and borrowings under long-term obligations.

     Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock. The Company has been repurchasing shares of its outstanding common stock since August 1998 pursuant to a series of Board of Directors' actions that have authorized stock buy backs totaling 4,000,000 shares. During the three months ended September 30, 1999, the Company's buy back activity resulted in net use of cash of $1,330,000. No shares were repurchased during the three months ended September 30, 2000. Through September 30, 2000, the Company repurchased, net of share usage, a total of 3,680,000 shares under these buybacks. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

     In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. The restructuring activities have been completed and restructuring charges totaling $29,200,000 were recorded during the fiscal year ended June 30, 2000. See Note D to the Consolidated Financial Statements for an analysis of these charges, including the reserve balances relating to these charges that remain at September 30, 2000. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company does not expect to incur additional charges in respect to this restructuring. As previously disclosed, annualized savings associated with the restructuring are expected to be approximately $10,000,000. These savings began to be realized primarily during the third quarter of fiscal year 2000. These cost savings are expected to positively impact cost of sales, general and administrative expenses, and sales and marketing expenses, and will be offset to some extent by planned increases in those expenses consistent with expected increases in sales in future periods and the Company's continuing investment in the business.

     The Company believes that projected positive cash flow from operating activities, the availability of additional funds (totaling approximately $20,000,000 at September 30, 2000) under its revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 2001 for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of payments on long-term debt).



Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At September 30, 2000, the Company had total long-term debt obligations, including the current portion of those obligations, of $109,164,000. Of that amount, $2,904,000 was in fixed rate obligations and $106,260,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the September 30, 2000 weighted average interest rate of 7.32% to a weighted average interest rate of 8.05%), annual interest expense would be approximately $778,000 higher based on the September 30, 2000 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

     Foreign Exchange Rates: Information relating to the sensitivity to foreign currency exchange rate changes is omitted because foreign exchange exposure risk has not materially changed from that disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


Inflation

     Inflation has not had a significant effect on the Company's business during the periods discussed.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 had no financial impact on the Company, and management believes that FASB No. 133 will not have a material impact on earnings during fiscal year 2001.

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. This statement will become effective during the fourth fiscal quarter of fiscal year 2001.



PART 2  OTHER INFORMATION

Item 1:  Legal Proceedings
-------  -----------------

    The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company's results of operations or financial condition.


Item 2:  Changes in Securities
-------  ---------------------

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

(a)  Exhibits

     Exhibit 10.43 Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to this Form 10-Q for the quarter ended September 30, 2000.

     Exhibit 10.44 Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to this Form 10-Q for the quarter ended September 30, 2000.

     Exhibit 10.45 Third Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION, as the Administrative Agent, BANK of AMERICA, N.A. as the Syndication Agent and FIRST UNION NATIONAL BANK as the Documentation Agent, dated as of July 7, 2000, filed as Exhibit 10.45 to this Form 10-Q for the quarter ended September 30, 2000.

     Exhibit 15  Acknowledgement of Ernst & Young, LLP.


(b)  Reports on Form 8-K

     Not applicable

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:  November 13, 2000                  /s/  Daniel J. Bevevino
      -------------------------          -------------------------
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