Form 10-Q
period 2000-12-31
RESPIRONICS INC
filed 2001-02-14
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

  X  Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange
 ---
Act of 1934 for the quarterly period ended December 31, 2000 or
                                           -----------------

 ___ Transition Report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from _________ to __________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .
                                      ---

As of January 31, 2001, there were 33,813,445 shares of Common Stock of the registrant outstanding, of which 3,640,289 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Independent Accountants' Review Report

         Consolidated balance sheets -- December 31, 2000 and June 30, 2000.

         Consolidated statements of operations -- Three months and six months ended December 31, 2000 and 1999.

         Consolidated statements of cash flows -- Six months ended December 31, 2000 and 1999.

         Notes to consolidated financial statements - December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

                    Independent Accountants' Review Report

Board of Directors
Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                                    /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 23, 2001

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                      December 31            June 30
                                                                         2000                  2000
                                                                    ------------------------------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments                                $    24,068,314      $    19,594,484
     Trade accounts receivable, less allowance for
          doubtful accounts of $17,076,000 and $17,975,000              100,091,851           96,733,695
     Inventories                                                         73,942,867           67,769,192
     Prepaid expenses and other                                           8,214,777            6,568,646
     Deferred income tax benefits                                        18,229,782           18,229,780
                                                                    ---------------      ---------------
                 TOTAL CURRENT ASSETS                                   224,547,591          208,895,797

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                 3,061,203            3,061,203
     Building                                                            12,224,667           12,292,111
     Machinery and equipment                                             77,188,310           67,293,530
     Furniture, office and computer equipment                            53,432,432           49,142,950
     Leasehold improvements                                               4,457,979            2,613,240
                                                                    ---------------      ---------------
                                                                        150,364,591          134,403,034
     Less allowances for depreciation
                 and amortization                                        78,210,754           67,618,053
                                                                    ---------------      ---------------
                                                                         72,153,837           66,784,981

OTHER ASSETS                                                             14,285,878           14,558,526

GOODWILL                                                                 61,713,710           62,762,589
                                                                    ---------------      ---------------
                                                                    $   372,701,016      $   353,001,893
                                                                    ===============      ===============

See notes to consolidated financial statements.

                                                                       December 31           June 30
                                                                          2000                 2000
                                                                    ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $    29,666,892      $    27,302,609
     Accrued expenses and other                                          24,243,891           25,091,742
     Current portion of long-term obligations                             1,256,449            1,406,556
                                                                    ---------------      ---------------
                 TOTAL CURRENT LIABILITIES                               55,167,232           53,800,907

LONG-TERM OBLIGATIONS                                                   107,404,925          108,095,093

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized
                 100,000,000 shares; issued and outstanding
                 33,811,620 shares at December 31, 2000 and
                 33,182,565 shares at June 30, 2000                         338,116              331,826
     Additional capital                                                 116,367,999          110,795,650
     Accumulated other comprehensive loss                                (3,821,869)          (3,131,703)
     Retained earnings                                                  140,762,845          126,462,237
     Treasury stock                                                     (43,518,232)         (43,352,117)
                                                                    ---------------      ---------------
                 TOTAL SHAREHOLDERS' EQUITY                             210,128,859          191,105,893
                                                                    ---------------      ---------------

                                                                    $   372,701,016      $   353,001,893
                                                                    ===============      ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                              Three months ended                      Six months ended
                                                      December 31          December 31        December 31        December 31
                                                         2000                  1999              2000                1999
                                                  ------------------------------------      -----------------------------------
Net sales                                         $ 104,547,903         $   91,702,567       $ 196,612,107      $   172,301,894
Cost of goods sold                                   55,112,186             49,381,846         103,774,138           92,818,044
Cost of goods sold - restructuring charges                    0                      0                   0            4,576,352
                                                   ------------        ---------------       -------------      ---------------

            GROSS MARGIN                             49,435,717             42,320,721          92,837,969           74,907,498

General and administrative expenses                  12,960,050             11,794,695          23,829,713           21,951,087
Sales, marketing and commission expenses             17,595,740             15,662,311          34,419,133           30,343,707
Research and development expenses                     3,726,994              4,001,304           7,098,143            8,327,076
Restructuring charges                                         0              3,325,615                   0           13,428,041
Interest expense                                      2,013,838              1,714,588           4,162,962            3,140,203
Other income                                           (210,830)              (284,681)           (506,328)            (798,940)
                                                   ------------        ---------------       -------------      ---------------
                                                     36,085,792             36,213,832          69,003,623           76,391,174
                                                   ------------        ---------------       -------------      ---------------

            INCOME (LOSS) BEFORE INCOME TAXES        13,349,925              6,106,889          23,834,346           (1,483,676)

Income taxes                                          5,339,970              2,442,756           9,533,739             (593,470)
                                                   ------------        ---------------       -------------      ---------------

            NET INCOME (LOSS)                      $  8,009,955        $     3,664,133       $  14,300,607      $      (890,206)
                                                   ============        ===============       =============      ===============

Basic earnings (loss) per share                    $       0.27        $          0.12       $        0.48      $         (0.03)
                                                   ============        ===============       =============      ===============

Basic shares outstanding                             29,813,027             29,552,425          29,645,035           29,906,970

Diluted earnings (loss) per share                  $       0.26        $          0.12       $        0.47      $         (0.03)
                                                   ============        ===============       =============      ===============

Diluted shares outstanding                           30,772,494             29,683,238          30,530,929           29,906,970


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                             Six Months Ended December 31
                                                                                 2000            1999
                                                                            --------------   -------------
OPERATING ACTIVITIES
   Net income (loss)                                                        $  14,300,607    $    (890,206)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
                Depreciation and amortization                                  13,647,228       12,862,784
                Asset write-offs                                                        0        6,482,156
                Changes in operating assets and liabilities:
                   Increase in accounts receivable                             (3,358,156)      (1,108,276)
                   Increase in inventories                                     (6,173,675)      (6,158,621)
                   Change in other operating assets and liabilities            (1,367,919)      (4,516,732)
                                                                            -------------    -------------

                        NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                                17,048,085        6,671,105

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                   (16,358,924)     (15,089,439)
  Additional purchase price for acquired business                                (787,580)      (1,085,407)
                                                                            -------------    -------------

                        NET CASH USED BY
                           INVESTING ACTIVITIES                              (17,146,504)     (16,174,846)

FINANCING ACTIVITIES
  Net (decrease) increase in borrowings                                          (840,275)      10,448,166
  Issuance of common stock                                                      5,578,639          127,834
  Acquisition of treasury stock, net                                             (166,115)      (9,675,451)
  Decrease in minority interest                                                         0         (766,035)
                                                                            -------------    -------------

                        NET CASH PROVIDED BY
                           FINANCING ACTIVITIES                                 4,572,249          134,514

                                                                            -------------    -------------
                           INCREASE (DECREASE) IN CASH AND
                               SHORT-TERM INVESTMENTS                           4,473,830       (9,369,227)

Cash and short-term investments at beginning of period                         19,594,484       23,651,401
                                                                            -------------    -------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                            $  24,068,314    $  14,282,174
                                                                            =============    =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2000


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                                December 31       June 30
                                   2000            2000
                                -----------     -----------
        Raw materials           $23,838,000     $21,561,000
        Work-in-process           5,900,000       5,825,000
        Finished goods           44,205,000      40,383,000
                                -----------     -----------

                                $73,943,000     $67,769,000
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

NOTE D -- RESTRUCTURING CHARGES

In July 1999, the Company announced a major restructuring of its U.S. operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction of approximately 10% associated with the facility changes and the realignment. All major elements of the restructuring were completed during fiscal year 2000.

RECONCILIATION OF RESTRUCTURING RESERVES

                                               Employee                      Lease Buyouts
                                               Severance          Asset      & Other Direct        Total
                                                 Costs         Write-Downs      Expenses      Restructuring
                                            -------------    -------------  ---------------   --------------
Balance at July 1, 1999                     $           -    $          -   $            -    $            -

Restructuring charges (net)                     6,300,000       8,900,000       14,000,000        29,200,000
Cash expenditures                              (3,100,000)              -      (12,900,000)      (16,000,000)
Noncash expenditures                                    -      (1,700,000)               -        (1,700,000)
                                            -------------    ------------   --------------    --------------
Balance at June 30, 2000                        3,200,000       7,200,000        1,100,000        11,500,000
                                            -------------    ------------   --------------    --------------

Restructuring charges (net)                             -               -                -                 -
Cash expenditures                                (400,000)              -         (400,000)         (800,000)
Noncash expenditures                                    -        (700,000)               -          (700,000)
                                            -------------    ------------   --------------    --------------
Balance at September 30, 2000                   2,800,000       6,500,000          700,000        10,000,000
                                            -------------    ------------   --------------    --------------

Restructuring charges (net)                             -               -                -                 -
Cash expenditures                                (400,000)              -         (400,000)         (800,000)
Noncash expenditures                                    -        (900,000)               -          (900,000)
                                            -------------    ------------   --------------    --------------
Balance at December 31, 2000                $   2,400,000    $  5,600,000   $      300,000    $    8,300,000
                                            =============    ============   ==============    ==============

During fiscal year 2000, the Company incurred a total of $29,200,000 in charges related to this restructuring. The primary components of these charges were severance and employment related costs ($6,300,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($8,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($14,000,000). Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of December 31, 2000 will be paid out during the next eighteen to twenty months.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, were as follows:

                                                              Three Months Ended                Six Months Ended
                                                         December 31,     December 31,     December 31,     December 31,
                                                            2000             1999             2000             1999
                                                        -------------    -------------    -------------    -------------
Net income (loss)                                       $   8,010,000    $   3,664,000    $  14,301,000    $    (890,000)

Foreign currency translation gains (losses)                   286,000       (1,656,000)        (690,000)      (1,821,000)
                                                        -------------    -------------    -------------    -------------

Comprehensive income (loss)                             $   8,296,000    $   2,008,000    $  13,611,000    $  (2,711,000)
                                                        =============    =============    =============    =============

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

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 had no financial impact on the Company, and management believes that FASB No. 133 will not have a material impact on earnings during fiscal year 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the quarter ended December 31, 2000 were $104,548,000 representing a 14% increase over the sales of $91,703,000 recorded for the quarter ended December 31, 1999. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks, helped to drive the increase in sales for the quarter. These product lines, along with ventilation devices, comprise the major part of the Company's homecare product offerings. Sales of the Company's hospital products also increased during the current quarter, led by unit and dollar increases for the Company's Esprit(R) ventilators.

     Net sales for the six months ended December 31, 2000 were $196,612,000 representing a 14% increase over the sales of $172,302,000 recorded for the six months ended December 31, 1999. Increases in the Company's sleep apnea therapy devices, oxygen concentrators, and masks as discussed above accounted for the majority of the increase in sales, along with increased sales of the Company's hospital Esprit(R) and BiPAP(R) Vision(TM) ventilators.

     Partially offsetting this increase in sales in the current six-month period was a decrease in domestic sales of the Company's non-invasive ventilatory support devices for use in the home compared to prior year levels. This sales decrease was caused by the previously disclosed October 1, 1999 implementation of revised government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers. For the six months ended December 31, 2000, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately two percent of total sales.

     The Company's gross profit was 47% of net sales for the quarter and six months ended December 31, 2000 compared to 46% of net sales, excluding the impact of restructuring charges, for the quarter and six months ended December 31, 1999. This gross profit percentage increase was due primarily to higher revenue levels, sales mix and the positive impact of the Company's restructuring activities in the manufacturing area.

     General and administrative expenses were $12,960,000 (12% of net sales) for the quarter ended December 31, 2000 as compared to $11,795,000 (13% of net sales) for the quarter ended December 31, 1999. For the six-month period ended December 31, 2000, general and administrative expenses were $23,830,000 (12% of net sales) as compared to $21,951,000 (13% of net sales) for the prior year six-month period. The increase in absolute dollars of general and administrative expenses was due primarily to an increase in information technology department expenses, credit and collection department expenses, and other spending consistent with the growth of the Company's business. Partially offsetting these increases in expenses were lower operating expenses due to the Company's restructuring. General and administrative expenses decreased as a percent of sales in the current year periods.

         Sales, marketing and commission expenses were $17,596,000 (17% of net sales) for the quarter ended December 31, 2000 as compared to $15,662,000 (17% of net sales) for the quarter ended December 31, 1999. For the six-month period ended December 31, 2000, sales, marketing and commission expenses were $34,419,000 (18% of net sales) as compared to $30,344,000 (18% of net sales) for the prior year six-month period. The increases in absolute dollars of expense for the current quarter and six-month periods were due primarily to increased sales (resulting in higher commission and bonus expenses) and increased sales and marketing activity levels in the Company's homecare and hospital product lines during the current year, partially offset by lower operating expenses due to the Company's restructuring.

         Research and development expenses were $3,727,000 (4% of net sales) for the quarter ended December 31, 2000 as compared to $4,001,000 (4% of net sales) for the quarter ended December 31, 1999. For the six-month period ended December 31, 2000, research and development expenses were $7,098,000 (4% of net sales) as compared to $8,327,000 (5% of net sales) for the prior year six-month period. The decreases in absolute dollars of expense for the current quarter and six-month periods were due primarily to the timing of certain research and development projects and the impact of certain new products transitioning from development into production. Significant product development efforts are ongoing and a variety of new products were introduced during the current quarter, including the new BiPAP(R) Synchrony(TM) Ventilatory Support System and the new REMstar(R) Nova(TM) CPAP (Continuous Positive Airway Pressure) device. New product launches in many of the Company's major product lines are scheduled for the remainder of fiscal year 2001. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

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

         As a result of the factors described above, the Company's net income was $8,010,000 (8% of net sales) or $0.26 per diluted share for the quarter ended December 31, 2000 as compared to net income of $3,664,000 (4% of net sales) or $0.12 per diluted share for the quarter ended December 31, 1999. For the six-month period ended December 31, 2000, the Company's net income was $14,301,000 (7% of net sales) or $0.47 per diluted share as compared to a net loss of ($890,000) (1% of net sales) or ($0.03) per diluted share for the prior year six-month period. Excluding the impact of the restructuring charges, the Company's net income for the quarter and six months ended December 31, 1999 was $5,660,000 (6% of net sales) or $0.19 per diluted share and $9,912,000 (6% of net sales) or $0.33 per diluted share, respectively.

         Earnings per share amounts for the quarters and six-month periods ended December 31, 2000 and 1999 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $169,380,000 at December 31, 2000 and $155,095,000 at June 30, 2000. Net cash provided by operating activities was $17,048,000 for the six months ended December 31, 2000 as compared to $6,671,000 for the six months ended December 31, 1999. The increase in cash provided by operating activities for the current six-month period was primarily due to higher earnings as compared to the prior year.

         Net cash used by investing activities was $17,147,000 for the six months ended December 31, 2000 as compared to $16,175,000 for the six months ended December 31, 1999. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the periods described includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities, and accumulated cash and short-term investments, and in 1999, borrowings under long-term obligations.

         Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock. Net cash provided by financing activities was $4,572,000 for the six months ended December 31, 2000 as compared to $135,000 for the six months ended December 31, 1999. Increased proceeds from the issuance of common stock under the Company's stock option plans was the primary reason for the increase in cash provided during the current six-month period. The Company has been repurchasing shares of its outstanding common stock since August 1998 pursuant to a series of Board of Directors' actions that have authorized stock buybacks totaling 4,000,000 shares. During the six months ended December 31, 1999, the Company's buyback activity resulted in net use of cash of $9,675,000. No shares were repurchased under this buyback program during the six months ended December 31, 2000. The Company has repurchased a total of 3,800,000 shares under this buyback program. At December 31, 2000, approximately 3,757,000 shares remained in treasury. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

         In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. The restructuring activities have been completed and restructuring charges totaling $29,200,000 were recorded during the fiscal year ended June 30, 2000. See Note D to the Consolidated Financial Statements for an analysis of these charges, including the reserve balances relating to these charges that remain at December 31, 2000. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company does not expect to incur additional charges in respect to this restructuring. As previously disclosed, annualized savings associated with the restructuring are expected to be approximately $10,000,000. These savings began to be realized primarily during the third quarter of fiscal year 2000. These cost savings are expected to positively impact cost of sales, general and administrative expenses, and sales and marketing expenses, and will be offset to some extent by planned increases in those expenses consistent with expected increases in sales in future periods and the Company's continuing investment in the business.

         The Company believes that projected positive cash flow from operating activities, the availability of additional funds (totaling approximately $20,000,000 at December 31, 2000) under its revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the remainder of fiscal year 2001 for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of payments on long-term debt).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

         Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At December 31, 2000, the Company had total long-term debt obligations, including the current portion of those obligations, of $108,661,000. Of that amount, $2,641,000 was in fixed rate obligations and $106,020,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the December 31, 2000 weighted average interest rate of 7.33% to a weighted average interest rate of 8.06%), annual interest expense would be approximately $777,000 higher based on the December 31, 2000 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 had no financial impact on the Company, and management believes that FASB No. 133 will not have a material impact on earnings during fiscal year 2001.

         In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. This statement will become effective during the fourth fiscal quarter of fiscal year 2001.


         In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.

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

Item 2:  Changes in Securities
-------  ---------------------

(a)   Not applicable
(b)   Not applicable
(c)   Not applicable

Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)   Not applicable
(b)   Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 16, 2000. The holders of 26,567,150 shares of the Company's stock (approximately 90% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were:

(i) the election of three persons to serve as directors for a three year term expiring at the Annual Meeting of Shareholders in 2003,

(ii) the ratification of the selection of Ernst & Young, LLP as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 2001, and

(iii) the adoption of the Company's 2000 Incentive Stock Option Plan.

The results of voting were as follows:

(i) James H. Hardie, Joseph C. Lawyer, and Sean McDonald, the nominees of the Company's Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2003. There were no other nominees.

Shares were voted as follows:

        Name               For         Withhold Vote For
  ------------------    ----------     -----------------
  James H. Hardie       25,973,940          593,210
  Joseph C. Lawyer      25,983,350          583,800
  Sean McDonald         25,961,867          605,283


(ii) the selection of Ernst & Young, LLP as independent public accountants for the 2001 fiscal year was ratified: affirmative votes, 26,464,084; negative votes, 51,774.

(iii) the adoption of the Company's 2000 Incentive Stock Option Plan; affirmative votes, 24,489,655; negative votes, 1,958,208.

Item 5:  Other Information
-------  -----------------

Not applicable

Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)   Exhibits

      Exhibit 10.46 Separation Agreement between the Company and Robert D. Crouch dated October 12, 2000, filed as Exhibit 10.46 to this Form 10-Q for the quarter ended December 31, 2000.

      Exhibit 15 Acknowledgement of Ernst & Young, LLP.


(b)   Reports on Form 8-K

      Not applicable

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RESPIRONICS, INC.

        February 14, 2001                      /s/ Daniel J. Bevevino
Date: ________________________                 __________________________
                                               Daniel J. Bevevino
                                               Vice President, and Chief
                                               Financial and Principal
                                               Accounting Officer

                                               Signing on behalf of the
                                               registrant and as Chief
                                               Financial and Principal
                                               Accounting Officer