Form 10-Q
period 2001-03-31
RESPIRONICS INC
filed 2001-05-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2001
                                                        --------------
or

[_] Transition Report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from           to
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

As of April 30, 2001, there were 33,938,160 shares of Common Stock of the registrant outstanding, of which 3,639,330 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.


PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Independent Accountants' Review Report

         Consolidated balance sheets -- March 31, 2001 and June 30, 2000.

         Consolidated statements of operations -- Three months and nine months ended March 31, 2001 and 2000.

         Consolidated statements of cash flows -- Nine months ended March 31, 2001 and 2000.

         Notes to consolidated financial statements - March 31, 2001.


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

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

                     Independent Accountants' Review Report


Board of Directors
Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                           /s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
April 24, 2001

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                  March 31                   June 30
                                                                                    2001                       2000
                                                                              ----------------------------------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments                                          $   14,414,806            $   19,594,484
     Trade accounts receivable, less allowance for
       doubtful accounts of $18,013,000 and $17,975,000                          102,253,213                96,733,695
     Inventories                                                                  76,218,660                67,769,192
     Prepaid expenses and other                                                   11,770,648                 6,568,646
     Deferred income tax benefits                                                 18,530,162                18,229,780
                                                                              --------------            --------------
             TOTAL CURRENT ASSETS                                                223,187,489               208,895,797

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                          2,506,052                 3,061,203
     Building                                                                      8,490,672                12,292,111
     Machinery and equipment                                                      81,073,791                67,293,530
     Furniture, office and computer equipment                                     54,903,899                49,142,950
     Leasehold improvements                                                        4,972,300                 2,613,240
                                                                              --------------            --------------
                                                                                 151,946,714               134,403,034
     Less allowances for depreciation
             and amortization                                                     82,729,158                67,618,053
                                                                              --------------            --------------
                                                                                  69,217,556                66,784,981

OTHER ASSETS                                                                      14,360,439                14,558,526

GOODWILL                                                                          60,781,489                62,762,589
                                                                              --------------            --------------

                                                                              $  367,546,973            $  353,001,893
                                                                              ==============            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $   28,021,568            $   27,302,609
     Accrued expenses and other                                                   24,476,186                25,091,742
     Current portion of long-term obligations                                      1,045,721                 1,406,556
                                                                              --------------            --------------
             TOTAL CURRENT LIABILITIES                                            53,543,475                53,800,907

LONG-TERM OBLIGATIONS                                                             93,238,204               108,095,093

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized
             100,000,000 shares; issued and outstanding
             33,925,480 shares at March 31, 2001 and
             33,182,565 shares at June 30, 2000                                      339,255                   331,826
     Additional capital                                                          117,361,718               110,795,650
     Accumulated other comprehensive loss                                         (4,421,175)               (3,131,703)
     Retained earnings                                                           150,076,057               126,462,237
     Treasury stock                                                              (42,590,561)              (43,352,117)
                                                                              --------------            --------------
             TOTAL SHAREHOLDERS' EQUITY                                          220,765,294               191,105,893
                                                                              --------------            --------------

                                                                              $  367,546,973            $  353,001,893
                                                                              ==============            ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                    Three months ended               Nine months ended
                                                                 March 31          March 31       March 31        March 31
                                                                   2001              2000           2001             2000
                                                              -------------------------------   ------------------------------
Net sales                                                     $  110,207,939    $  97,837,028   $ 306,820,046   $  270,138,922
Cost of goods sold                                                58,695,623       51,484,648     162,469,761      144,302,692
Cost of goods sold - restructuring charges                           724,990          513,986         724,990        5,090,338
                                                              --------------    -------------   -------------   --------------

              GROSS MARGIN                                        50,787,326       45,838,394     143,625,295      120,745,892

General and administrative expenses                               12,021,926       12,038,211      35,851,639       33,989,298
General and administrative expenses - special items                1,200,000        4,500,000       1,200,000        4,500,000
Sales, marketing and commission expenses                          18,639,614       15,983,880      53,058,747       46,327,587
Research and development expenses                                  3,744,747        4,436,693      10,842,890       12,763,769
Restructuring (credit) charges                                    (1,908,581)       3,718,115      (1,908,581)      17,146,156
Interest expense                                                   1,839,631        1,845,572       6,002,593        4,985,775
Other income                                                        (272,030)        (261,723)       (778,358)      (1,060,663)
                                                              --------------    -------------   -------------   --------------
                                                                  35,265,307       42,260,748     104,268,930      118,651,922
                                                              --------------    -------------   -------------   --------------

              INCOME BEFORE INCOME TAXES                          15,522,019        3,577,646      39,356,365        2,093,970

Income taxes (benefit)                                             6,208,807         (211,895)     15,742,546         (805,365)
                                                              --------------    -------------   -------------   --------------

              NET INCOME                                      $    9,313,212    $   3,789,541   $  23,613,819   $    2,899,335
                                                              ==============    =============   =============   ==============

Basic earnings per share                                      $         0.31    $        0.13   $        0.79   $         0.10
                                                              ==============    =============   =============   ==============

Basic shares outstanding                                          30,228,829       29,400,975      29,839,633       29,738,305

Diluted earnings per share                                    $         0.30    $        0.13   $        0.77   $         0.10
                                                              ==============    =============   =============   ==============

Diluted shares outstanding                                        31,169,860       29,827,850      30,743,906       29,976,198


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES


                                                                                  Nine Months Ended March 31
                                                                              2001                         2000
                                                                         ---------------------------------------------
OPERATING ACTIVITIES
   Net income                                                            $   23,613,819                   $  2,899,335
   Adjustments to reconcile net income to net
      cash provided by operating activities:
                Depreciation and amortization                                20,474,441                     19,475,470
                Asset sales and write-offs                                     (877,000)                     7,677,816
                Changes in operating assets and liabilities:
                   Increase in accounts receivable                           (5,519,518)                    (4,583,116)
                   Increase in inventories                                   (8,449,468)                   (11,094,210)
                   Change in other operating assets and liabilities:         (3,101,327)                    (8,776,653)
                                                                          -------------                   ------------
                        NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                              26,140,947                      5,598,642
INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                 (22,650,374)                   (20,307,991)
  Additional purchase price for acquired business                              (787,580)                    (1,085,407)
                                                                          -------------                   ------------
                        NET CASH  USED BY
                           INVESTING ACTIVITIES                             (23,437,954)                   (21,393,398)
FINANCING ACTIVITIES
  Net (decrease) increase in borrowings                                     (15,217,724)                     9,441,314
  Issuance of common stock                                                    6,573,497                        722,219
  Use (acquisition) of treasury stock, net                                      761,556                     (9,210,351)
  Decrease in minority interest                                                       0                       (766,035)
                                                                          -------------                   ------------
                        NET CASH (USED) PROVIDED BY
                           FINANCING ACTIVITIES                              (7,882,671)                       187,147
                                                                          -------------                   ------------
                            DECREASE IN CASH AND
                               SHORT-TERM INVESTMENTS                        (5,179,678)                   (15,607,609)
Cash and short-term investments at beginning of period                       19,594,484                     23,651,401
                                                                          -------------                   ------------
CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                          $  14,414,806                   $  8,043,792
                                                                          =============                   ============




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


NOTE B -- INVENTORIES

The composition of inventory is as follows:



                                March 31      June 30
                                  2001         2000
                               -----------  -----------
            Raw materials      $23,623,000  $21,561,000
            Work-in-process      6,244,000    5,825,000
            Finished goods      46,352,000   40,383,000
                               -----------  -----------

                               $76,219,000  $67,769,000
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


NOTE D -- RESTRUCTURING CHARGES

In July 1999, the Company announced a major restructuring of its U.S. operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta, Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction of approximately 10% associated with the facility changes and the realignment. Except as discussed below, all major elements of the restructuring were completed during fiscal year 2000.


RECONCILIATION OF RESTRUCTURING RESERVES


                                              Employee                     Lease Buyouts
                                             Severance       Asset         & Other Direct        Total
                                               Costs       Write-Downs        Expenses        Restructuring
                                            -----------   -------------   ----------------   ---------------
Balance at July 1, 1999                     $        --    $        --    $         --       $         --

Restructuring charges (net)                   6,300,000      8,900,000      14,000,000         29,200,000
Cash expenditures                            (3,100,000)            --     (12,900,000)       (16,000,000)
Noncash expenditures                                 --     (1,700,000)             --         (1,700,000)
                                            -----------    -----------    ------------       ------------
Balance at June 30, 2000                      3,200,000      7,200,000       1,100,000         11,500,000
                                            -----------    -----------    ------------       ------------
Restructuring charges (net)                          --             --              --                 --
Cash expenditures                              (400,000)            --        (400,000)          (800,000)
Noncash expenditures                                 --       (700,000)             --           (700,000)
                                            -----------    -----------    ------------       ------------
Balance at September 30, 2000                 2,800,000      6,500,000         700,000         10,000,000
                                            -----------    -----------    ------------       ------------
Restructuring charges (net)                          --             --              --                 --
Cash expenditures                              (400,000)            --        (400,000)          (800,000)
Noncash expenditures                                 --       (900,000)             --           (900,000)
                                            -----------    -----------    ------------       ------------
Balance at December 31, 2000                  2,400,000      5,600,000         300,000          8,300,000
                                            -----------    -----------    ------------       ------------
Restructuring charges (net)                    (200,000)     1,000,000              --            800,000
Cash expenditures                              (400,000)            --              --           (400,000)
Noncash expenditures                                 --       (800,000)             --           (800,000)
                                            -----------    -----------    ------------       ------------
Balance at March 31, 2001(1)                $ 1,800,000    $ 5,800,000    $    300,000       $  7,900,000
                                            ===========    ===========    ============       ============

(1) The Company also recorded a gain of approximately $2,000,000 on the sale of a facility related to the restructuring.

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

During the three months ended March 31, 2001, the Westminster, Colorado facility was sold. A gain of approximately $2,000,000 was recorded on the sale. Also during the three months ended March 31, 2001, final restructuring expenses of $800,000 were incurred, primarily for inventory write-offs of discontinued products. Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of March 31, 2001 will be paid out during the next fifteen to eighteen months.


NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, were as follows:


                                                         Three Months Ended                    Nine Months Ended
                                                     March 31,          March 31,          March 31,        March 31,
                                                       2001               2000               2001             2000
                                                  ---------------    ---------------    --------------    --------------
Net income                                          $9,313,000          $3,789,000       $23,614,000       $ 2,899,000

Foreign currency translation gains (losses)           (599,000)            551,000        (1,289,000)       (1,270,000)
                                                    ----------          ----------       -----------       -----------
Comprehensive income                                $8,714,000          $4,340,000       $22,325,000       $ 1,629,000
                                                    ==========          ==========       ===========       ===========


NOTE F - SPECIAL ITEMS

In March 2001, one of the Company's significant hospital distribution customers ceased operations. The Company recorded a special increase to the allowance for doubtful accounts of $1,200,000 to address the potential uncollectability of the balance due from this customer.

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


NOTE G - INCOME TAXES

During February 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during the quarter ended March 31, 2000.


NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 did not have a material financial impact on the Company, and management believes that FASB No. 133 will not have a material impact on earnings during fiscal year 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 2001 were $110,208,000 representing a 13% increase over the sales of $97,837,000 recorded for the quarter ended March 31, 2000. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales for the quarter. These product lines, along with ventilation devices, comprise the major part of the Company's homecare product offerings. Sales of the Company's domestic hospital products also increased during the current quarter, led by unit and dollar increases for the Company's Esprit(R) ventilators.

     Net sales for the nine months ended March 31, 2001 were $306,820,000 representing a 14% increase over the sales of $270,139,000 recorded for the nine months ended March 31, 2000. Increases in the Company's sleep apnea therapy devices, oxygen concentrators, and masks as discussed above accounted for the majority of the increase in sales, along with increased sales of the Company's Esprit(R) hospital ventilator.

     Partially offsetting this increase in sales in the current nine-month period was a decrease in domestic sales of the Company's non-invasive ventilatory support devices for use in the home compared to prior year levels. This sales decrease was caused by the previously disclosed October 1, 1999 implementation of revised government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers. For the nine months ended March 31, 2001, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately two percent of total sales.

     The Company's gross profit was 47% of net sales for the quarter and nine-month periods ended March 31, 2001 and 2000, excluding the impact of restructuring charges. This gross profit percentage reflects the impact of higher revenue levels and the positive impact of the Company's restructuring activities in the manufacturing area, offset by sales mix.

     General and administrative expenses were $12,022,000 (11% of net sales) for the quarter ended March 31, 2001 as compared to $12,038,000 (12% of net sales) for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, general and administrative expenses were $35,852,000 (12% of net sales) as compared to $33,989,000 (13% of net sales) for the prior year nine-month period. The increase in absolute dollars of general and administrative expenses for the nine-month periods was due primarily to increases in information technology department expenses, credit and collection department expenses, and other spending consistent with the growth of the Company's business. Partially offsetting any increases in expenses were lower operating expenses due to the Company's restructuring. General and administrative expenses decreased as a percent of sales in both the quarter and year-to-date comparisons.

     In March 2001, one of the Company's significant hospital distribution customers ceased operations. During the three months ended March 31, 2001, the Company recorded a special increase to the allowance for doubtful accounts of $1,200,000 to address the potential uncollectability of the balance due from this customer. During the three months ended March 31, 2000, a special increase to the allowance for doubtful accounts was recorded related to a previously disclosed filing by one of the Company's major customers under Chapter 11 of the U.S. Bankruptcy Code. The Company's total balance due from the customer at the date of the filing was approximately $4,500,000 and accordingly, the Company recorded a $4,500,000 special increase to the allowance for doubtful accounts during the three months ended March 31, 2000.

     Sales, marketing and commission expenses were $18,640,000 (17% of net sales) for the quarter ended March 31, 2001 as compared to $15,984,000 (16% of net sales) for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, sales, marketing and commission expenses were $53,059,000 (17% of net sales) as compared to $46,328,000 (17% of net sales) for the prior year nine-month period. The increases in absolute dollars of expense for the current quarter and nine-month periods were due primarily to increased sales (resulting in higher commission and bonus expenses) and increased sales, marketing, and product support and service activity levels in the Company's homecare and hospital product lines during the current year, partially offset by lower operating expenses due to the Company's restructuring.

     Research and development expenses were $3,745,000 (3% of net sales) for the quarter ended March 31, 2001 as compared to $4,437,000 (5% of net sales) for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, research and development expenses were $10,843,000 (4% of net sales) as compared to $12,764,000 (5% of net sales) for the prior year nine-month period. The decreases in absolute dollars of expense for the current quarter and nine-month periods were due primarily to the timing of certain research and development projects and the impact of certain new products transitioning from development into production. During the current quarter, the Company introduced the new REMstar(R) Plus CPAP (Continuous Positive Airway Pressure) device. Significant product development efforts are ongoing and new product launches in many of the Company's major product lines are scheduled for the remainder of fiscal year 2001. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products.

     During the three months ended March 31, 2001, the Company incurred additional restructuring charges of $800,000, related to a previously disclosed restructuring. These additional restructuring costs were primarily for asset write-downs to reflect decisions made regarding product, facility, and systems rationalization and other direct expenses of the restructuring. Approximately $700,000 of these charges related to inventory write-offs of discontinued products and have been reported as a separate component of cost of goods sold. Also during the three months ended March 31, 2001, the Westminster, Colorado facility was sold and a gain of approximately $2,000,000 was recorded on the sale.

     During the three months and nine months ended March 31, 2000, the Company incurred charges of $4,200,000 and $22,200,000, respectively, related to this same restructuring action. The primary components of these costs were severance and employment related costs, asset write-downs to reflect decisions made regarding product, facility, and systems rationalization, and lease buyouts related to facility rationalizations and other direct expenses of the restructuring. Approximately $5,100,000 of these charges related to inventory write-offs in connection with product rationalizations and have also been reported as a separate component of cost of goods sold. See Note D to the Consolidated Financial Statements for additional information about the restructuring charges.

     During the three months ended March 31, 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during the quarter ended March 31, 2000. Excluding this adjustment for the three months and nine months ended March 31, 2000, the Company's effective income tax rate was 40% for all periods presented.

     As a result of the factors described above, the Company's net income was $9,313,000 (8% of net sales) or $0.30 per diluted share for the quarter ended March 31, 2001 as compared to net income of $3,789,000 (4% of net sales) or $0.13 per diluted share for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, the Company's net income was $23,614,000 (8% of net sales) or $0.77 per diluted share as compared to net income of $2,899,000 (1% of net sales) or $0.10 per diluted share for the prior year nine-month period. Excluding the impact of the restructuring credits and charges and the special increase to the allowance for doubtful accounts described above, the Company's net income for the quarter and nine months ended March 31, 2001 was $9,323,000 (8% of net sales) or $0.30 per diluted share and $23,624,000 (8% of net sales) or $0.77 per diluted share, respectively. Excluding the impact of the restructuring charges, the special increase to the allowance for doubtful accounts, and the one-time income tax liability adjustment described above, the Company's net income for the three months and nine months ended March 31, 2000 was $7,386,000 (8% of net sales) or $0.25 per diluted share and $17,298,000 (6% of net sales) or $0.58 per diluted share, respectively.

     Earnings per share amounts for the quarters and nine-month periods ended March 31, 2001 and 2000 reflect the impact of shares repurchased under the Company's stock buyback program which is described below.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $169,644,000 at March 31, 2001 and $155,095,000 at June 30, 2000. Net cash provided by operating activities was $26,141,000 for the nine months ended March 31, 2001 as compared to $5,599,000 for the nine months ended March 31, 2000. The increase in cash provided by operating activities for the current nine-month period was primarily due to higher earnings as compared to the prior year.

     Net cash used by investing activities was $23,438,000 for the nine months ended March 31, 2001 as compared to $21,393,000 for the nine months ended March 31, 2000. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the periods described includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities, and accumulated cash and short-term investments, and in fiscal year 2000, borrowings under long-term obligations.

     Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition of treasury stock. Net cash used by financing activities was $7,883,000 for the nine months ended March 31, 2001 as compared to net cash provided by financing activities of $187,000 for the nine months ended March 31, 2000. The increase in cash used by financing activities was due primarily to a repayment of $10,000,000 of borrowings under the Company's revolving credit facility and the repayment of the remaining $4,120,000 balance of the Industrial Development Revenue Bond which had been secured by a mortgage on the Company's Westminster, Colorado facility.

     The Company has been repurchasing shares of its outstanding common stock since August 1998 pursuant to a series of Board of Directors' actions that have authorized stock buybacks totaling 4,000,000 shares. No shares were repurchased under this buyback program during the nine months ended March 31, 2001. During the nine months ended March 31, 2000, the Company's buyback activity resulted in net use of cash of $9,210,000. The Company has repurchased a total of 3,800,000 shares under this buyback program. At March 31, 2001, approximately 3,639,000 shares remained in treasury. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

     In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. The restructuring activities have been completed and restructuring charges totaling $29,200,000 were recorded during the fiscal year ended June 30, 2000. In the three months ended March 31, 2001, final restructuring charges of $800,000 were incurred, primarily for inventory write-offs related to discontinued products. Also during the quarter ended March 31, 2001, the Westminster, Colorado facility was sold and a gain of approximately $2,000,000 was recorded on the sale. See Note D to the Consolidated Financial Statements for an analysis of these charges, including the reserve balances relating to these charges that remain at March 31, 2001. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company does not expect to incur additional charges in respect to this restructuring. As previously disclosed, annualized savings associated with the restructuring are expected to be approximately $10,000,000. These savings began to be realized primarily during the third quarter of fiscal year 2000. These cost savings are expected to positively impact cost of sales, general and administrative expenses, and sales and marketing expenses, and will be offset to some extent by planned increases in those expenses consistent with expected increases in sales in future periods and the Company's continuing investment in the business.

     The Company believes that projected positive cash flow from operating activities, the availability of additional funds (totaling approximately $32,000,000 at March 31, 2001) under its revolving credit facility, and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next twelve months for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of payments on long-term debt).


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At March 31, 2001, the Company had total long-term debt obligations, including the current portion of those obligations, of $94,284,000. Of that amount, $2,384,000 was in fixed rate obligations and $91,900,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the March 31, 2001 weighted average interest rate of 6.28% to a weighted average interest rate of 6.91%), annual interest expense would be approximately $577,000 higher based on the March 31, 2001 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

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


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 did not have a material financial impact on the Company, and management believes that FASB No. 133 will not have a material impact on earnings during fiscal year 2001.

     In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. This statement became effective during the fourth fiscal quarter of fiscal year 2001, beginning on April 1, 2001. The Company does not believe that SAB No. 101 will have a material effect on the financial statements during fiscal year 2001.

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company does not believe that FASB No. 140 will have a material effect on the financial statements during fiscal year 2001.


PART 2  OTHER INFORMATION

Item 1:  Legal Proceedings
-------  -----------------

      Private citizens may make claims against companies for violations of healthcare laws in actions known as qui tam suits. The Company was a defendant is a qui tam proceeding, previously disclosed in the Company's Form 10-K for fiscal year ended June 30, 2000, that was dismissed in April 2001.

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

(a)  Exhibits

     Exhibit 10.47 2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     Exhibit 15  Acknowledgement of Ernst & Young, LLP.

(b)  Reports on Form 8-K

     Not applicable

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RESPIRONICS, INC.

Date:   May 15, 2001                    /s/ Daniel J. Bevevino
     -------------------------          -------------------------------
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