Form 10-K405
period 2001-06-30
RESPIRONICS INC
filed 2001-09-28
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)

   X Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or
                                            -------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                     ---     --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                               ---

  As of August 31, 2001, the aggregate market value of the shares of the registrant's Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately $987,000,000.

  As of August 31, 2001, there were 34,045,965 shares of Common Stock of the registrant outstanding, of which 3,639,169 were held in treasury.

  Documents incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 12, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.


                                     INDEX

                                                                           Page
                                                                           ----
PART I

Item 1.   Business.........................................................   3
Item 2.   Properties.......................................................  14
Item 3.   Legal Proceedings................................................  14
Item 4.   Submission of Matters to a Vote of Security Holders..............  15

PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
          Matters..........................................................  15
Item 6.   Selected Financial Data..........................................  16
Item 7.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition..........................................  17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......  20
Item 8.   Consolidated Financial Statements................................  21
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................  41

PART III

Item 10.  Directors and Executive Officers of the Registrant...............  42
Item 11.  Executive Compensation...........................................  42
Item 12.  Security Ownership of Certain Beneficial Owners and Management...  42
Item 13.  Certain Relationships and Related Transactions...................  42

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  43

Signatures ................................................................  45

                                    PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

          The statements contained in this Annual Report on Form 10-K, specifically those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition," and statements incorporated by reference in this Form 10-K from the 2001 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of programs, interest rate fluctuations, intellectual property and related litigation, other litigation, FDA and other government regulation, third party reimbursement, restructuring activities, and anticipated cost savings.

Item 1.   Business
          --------

General

          Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and in hospitals along with alternative care facilities and in emergency medical settings. The Company's primary product lines are: (i) homecare products, including continuous positive airway pressure ("CPAP") devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep, respiratory devices including bi-level non-invasive ventilatory support units, portable invasive volume ventilator units used in the home, home oxygen devices, and diagnostic and monitoring systems; (ii) hospital products, including bi-level non-invasive ventilatory support units, critical care units that can deliver both non-invasive and invasive ventilation, and portable invasive volume ventilator units, all of which are used in hospital or institutional settings; and (iii) asthma and allergy products. Respironics markets its products through homecare, hospital, asthma and allergy, and international sales organizations, which consist of approximately 200 direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers and dealers (commonly referred to as "dealers") and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end users. With over 80% of its sales currently reaching the home care market, Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

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

          In July 1999, the Company announced a major restructuring of its United States operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of the 19 customer satisfaction centers throughout the United States, the downsizing of the Marietta,

Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction associated with the facility changes and the realignment. The divisional and management realignment took place in July 1999, and the facility changes were completed as planned over the course of fiscal year 2000. The Westminster facility was closed in January 2000 and sold in March 2001. See Note L to the Consolidated Financial Statements for more information about the restructuring, including the costs associated with the restructuring.

          The following are registered trademarks of the Company as used in this document: Respironics, REMstar, REMstar Pro, REMstar Plus, Great Performers, Aria, Virtuoso, Duet, Encore, Soft Series Nasal Mask, Tranquility, SmartMonitor, ASSESS, Personal Best, Wallaby, GoldSeal, GEL, Inspiration, Esprit, Asthma Check, OptiHaler, Quartet, Maestro, BiPAP, PLV, Monarch, Solo, OptiChamber, Healthdyne, Alice, and AsthmaMentor. The following are trademarks of the Company as used in this document: Contour Nasal Mask, Respironics Millennium, BiliChek, Profile, Encore SmartCard, Respironics Simplicity, BiPAP Vision, Stardust, Comfort Series and BiPAP Synchrony.


Products

          The Company's principal products can be divided into three categories: homecare products, hospital products, and asthma and allergy products.


                               Homecare Products
                               -----------------

          The Company's homecare products can be separated into five major subcategories: sleep products, non-invasive ventilation products, invasive portable volume ventilation products, oxygen products and infant management devices.

          Sleep Products. Respironics believes it is the worldwide market share leader in OSA therapy devices, with a market share in excess of 50%. The Company's primary OSA products include the REMstar, Solo, Aria and Virtuoso CPAP units and the BiPAP Duet and the BiPAP S Airway Management Systems, the Tranquility family of CPAP and bi-level units, and related accessories such as masks, tubes, filters and headgear.

          The Company's CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The REMstar, Solo, and Tranquility CPAP systems are low-cost, innovative OSA therapy devices that meet the Company's strategy of offering units at all key price points and represent standard state-of-the-art CPAP systems that provide high-quality treatment options at an economical price. The Virtuoso and Tranquility Auto CPAP systems utilize innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The Aria and Virtuoso CPAP systems, as well as the BiPAP Duet Airway Management System described below, also feature built-in memory to record patient usage and quality of life data. The Company's Encore SmartCard is an easy-to-use device to retrieve this patient data, update air pressure settings, and change modes of operations for certain of the Company's CPAP and bi-level devices by utilizing specially developed data management software that is programmed onto the credit card sized Encore SmartCard.

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

          The Company also provides masks used with CPAP and bi-level devices including the Comfort Series (consisting of the Profile Lite, Respironics Simplicity, and Contour Deluxe masks), the Contour Nasal Mask, the GEL and GoldSeal Masks, the Soft Series Nasal Mask, Monarch Mini Mask, and Full Face Masks. The Company believes that its nasal mask products were the first masks to adequately seal on a patient's face for nasal CPAP delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Company's nasal mask products are all designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

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

       The Company estimates that in the U.S. there are in excess of 2,000 sleep clinics which currently exist at hospitals, other medical centers, and free-standing sites where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Such laboratories provide the most frequent source of patient introductions to the Company's homecare sleep products.

       The OSA patient can purchase or rent the Company's OSA therapy products from home medical equipment service provider and dealer locations throughout most of the world. Personnel at each of these locations are generally equipped to train the patient in the product's use and to maintain and service the product. See "Sales, Distribution, and Marketing". The retail price for a CPAP unit ranges from $1,100 to $1,600, depending on type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,300 to $3,200, depending on which model is purchased. The Company's sleep diagnostic products are sold through dealers and directly to clinical sites.

       Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. Such devices are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilatory requirements of the patient.

       The Company's principal non-invasive ventilatory support products are the BiPAP Ventilatory Support System and the BiPAP Synchrony Ventilatory Support System. Both products are low-pressure, electrically-driven flow generators with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. Both products sense the patient's breathing and adjust their output to assist in inhalation and exhalation. Additionally, both products compensate for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing volume ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

       The Company believes that its non-invasive ventilatory support products have the potential for increasing patient comfort by adapting to the patient's breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. The retail price for the units, which range from $6,000 to $8,000, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

       Insurance coverage by federal government insurance programs for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Ventilatory Support System was under review during fiscal year 1999 and coverage guidelines were ultimately issued and modified during fiscal year 2000. During fiscal years 1999, 2000, and 2001, the Company's sales of these products for home use in the United States were adversely affected by the uncertainty in the market that this review and modification created during these fiscal years. The Company expects that its sales of non-invasive ventilatory support units for home use in the United States will continue to be negatively impacted, as compared with periods prior to the review and the issuance of the modified coverage guidelines, for the foreseeable future. See "Business -- Third Party Reimbursement" for additional information.

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

       Infant Management Products. The Company's primary infant management products are monitoring devices designed for infants at risk for sudden infant death syndrome or "SIDS." SIDS is the sudden unexpected death of an infant which remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardiorespiratory episodes and those born to a family with a SIDS incident history. There are limited alternative monitoring technologies generally available.

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

       The Company also markets the BiliChek Non-Invasive Bilirubin Analyzer, a non-invasive device that measures the level of bilirubin in the blood of infants. The current method of measuring bilirubin levels to diagnose jaundice in infants, the "heel stick," involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliChek replaces the heel stick by analyzing reflected light shined on an infant's forehead to generate immediate and painless test results at a low cost. The Company has exclusive distribution rights in the United States and Canada for the BiliChek, and the device has received clearance to market from the FDA for infants before, during, and after phototherapy treatment.

       Sales of homecare products and all related accessories and replacement parts accounted for 85%, 84%, and 85% of the Company's net sales for its fiscal years 2001, 2000, and 1999, respectively.


                               Hospital Products
                               -----------------

       The Company has two major hospital products, the BiPAP Vision and the Esprit. The BiPAP Vision is a non-invasive ventilatory support device designed specifically for hospital use and features an oxygen module, provides higher flow and pressure functions than the Company's other non-invasive units, and is designed to be easily upgradeable when advanced technology becomes available. The BiPAP Vision also includes integrated airway pressure monitoring, an integrated display screen, a disposable circuit, and a mounting stand, all of which are designed to allow the unit to be used more easily in delivering non-invasive ventilatory support in the hospital environment.

       The Company also manufactures and markets the Esprit, a ventilator designed for use in the hospital and institutional settings. Esprit is designed to effectively deliver both invasive and noninvasive ventilation, thus eliminating the need to use two separate ventilators for one patient and allowing it to be used throughout the continuum of patient care. Esprit features a graphical user interface with an infrared touch screen, alarm and status indicators designed to allow rapid assessment of alarm conditions and patient status, and is designed to be easily upgradeable when advanced technology becomes available.

       The Company also manufactures, distributes, and rents several other hospital ventilation products, including a version of the PLV-100 designed more specifically for institutional use, and a variety of masks, tubing and headgear similar to those used in the homecare market described above along with certain other accessories specifically designed for hospital and institutional use.

       Sales of hospital products and accessories accounted for 10%, 10%, and 9% of the Company's net sales for fiscal years 2001, 2000, and 1999, respectively.


                          Asthma and Allergy Products
                          ---------------------------

       The market for asthma devices is comprised primarily of peak flow meters and drug delivery systems, including spacer devices. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler ("MDI"), facilitates the delivery of asthma medications.

       The Company believes that it is currently the national leader in the sale of peak flow meters, marketing products that include the ASSESS, AsthmaMentor, and Asthma Check peak flow meters and the portable peak flow meter, Personal Best. The Company also markets two spacer products known as OptiChamber and OptiHaler. The revised National Asthma Education and Prevention Program ("NAEPP") Guidelines issued in March 1997 have placed further emphasis on the use of peak flow meters and spacers to ensure effective asthma management. OptiChamber represents an important growth area based upon NAEPP's expanded indications for MDI anti-inflammatory therapy, including new recommendations for use with children under five years of age.

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

       A variety of distribution channels are used for asthma and allergy products, including specialty hospital dealers, homecare dealers, and, to a lesser extent, pharmaceutical companies and retail pharmacies.

       Sales of all asthma and allergy products accounted for 5%, 6%, and 6% of the Company's net sales for its fiscal years 2001, 2000, and 1999, respectively.



Manufacturing and Properties

       Domestic:

       The Company's corporate headquarters is located in a leased facility in Pittsburgh, Pennsylvania and its primary domestic manufacturing operations are located in Murrysville, Pennsylvania (approximately 20 miles east of Pittsburgh), Kennesaw, Georgia (approximately 25 miles north of Atlanta), and Carlsbad, California (approximately 30 miles north of San Diego). The Company's primary distribution and service facility is located in Youngwood, Pennsylvania (approximately 30 miles east of Pittsburgh). The Company also has four ventilation service centers throughout the United States. See Note E to the Consolidated Financial Statements for additional information regarding leased facilities.

       In April 2001 the Company entered into a lease agreement for a new 55,000 square foot corporate headquarters facility that is currently under construction near the Murrysville manufacturing facility. The Company expects to move its headquarters operation to this new facility in May 2002.

       The Murrysville manufacturing facility is a 116,000 square foot building that was first occupied in July 1990 and expanded to its current size in November 1993. The entire facility is subject to mortgages used to secure financing related to the construction and expansion of the facility. See Note D to the Consolidated Financial Statements for additional information regarding the mortgages and the financing. The facility is a one and one-half story building of steel and concrete construction that had a total cost, including the expansion, of approximately $7,800,000.

       In October 2000, the Company's Georgia manufacturing operations were moved to a new 129,000 square foot leased building in Kennesaw, Georgia, approximately five miles from the previous facility.

       The Company currently leases an 85,000 square foot manufacturing, research and development, and office facility in Carlsbad, California that houses certain of the Company's hospital product operations.

       The Youngwood facility is an 86,000 square foot building that is leased and is located in an industrial park near several interstate highways and major distribution carriers.

       The Company leases a 10,333 square foot facility in Cedar Grove, New Jersey that houses certain of the Company's asthma and allergy product operations.

       The Company leases space of approximately 5,000 square feet for each of the four ventilation service centers.

       The Company also leases a 22,000 square foot office facility in Plum Borough, Pennsylvania, approximately two miles from the existing Murrysville facility. This leased facility currently houses certain research and development and information technology activities and staff.

       In March 2001, the Company sold its Westminster, Colorado facility that had been closed as part of the Company's July 1999 restructuring. A gain of approximately $2,000,000 was recorded on the sale, and the long-term debt related to the facility was repaid. See Notes D and L to the Consolidated Financial Statements for additional information.


       International:

       The Company's Far East Administrative headquarters are located in a 28,000 square foot leased facility in Kowloon, Hong Kong.

       The Company conducts a portion of its patient mask manufacturing and certain other high volume production of plastic components in a facility in Shenzhen Province in the Peoples Republic of China, bordering Hong Kong, and in Subic Bay, Philippines. Since 1987, the Company has operated a manufacturing facility in Shenzhen Province, one of the special economic zones established by the People's Republic of China in 1980 to induce foreign investment. The current Shenzhen facility, which the Company first occupied in March 2000, is leased with total manufacturing space of approximately 99,700 square feet. The Subic Bay facility, which currently totals 22,700 square feet, is also leased.

       The Company's European facilities (all of which are leased) include a 17,060 square foot office and warehouse facility in Herrsching, Germany; a 6,100 square foot office and warehouse facility in Nantes, France; and a 3,400 square foot office in Paris, France.

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

       The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including augmenting the current partial second shift work schedule at the United States facilities. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns land adjacent to the site on which the Murrysville manufacturing facility and the new headquarters facility described above are located. Future expansion in Murrysville, if needed, could take place on this land.

        The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company believes that the raw materials for nearly all of its products are readily available from a number of suppliers.


Sales, Distribution and Marketing

        The Company sells and, in some cases, rents its products primarily to home medical equipment service providers and hospital dealers. These parties in turn resell and rent the Company's products to end users. The Company also sells certain of its products directly to hospitals. The Company's products reach its customers in the United States primarily through the Company's field network, which consists of 30 national and regional management employees, 102 direct sales representatives and sales support specialists, 38 independent manufacturers' representatives, and over 5,000 medical products distributors (also referred to as "dealers").

        The Company manages its U.S. dealer network through the direct sales force and independent manufacturers' representatives. The Company's sales management team includes a Vice President of Homecare Sales, a Vice President of Hospital Sales and Marketing, seventeen Regional Sales Managers, and eleven National Accounts Managers. This team directs the activities of the independent manufacturers' representatives, direct sales representatives and sales support specialists.

        The Company's international sales efforts are conducted through a President of International Sales, a Vice President of European Sales, a Director of Latin American Sales, a Director of Asia Pacific Sales, and a Director of North Pacific Sales. The Company also has direct sales representatives and a customer satisfaction staff in the Far East, Germany and France. The Company's international sales employees sell products from all three major product groups. International sales accounted for approximately 20%, 21%, and 22% of the Company's net sales for fiscal years 2001, 2000, and 1999, respectively.

        In November 1999, the Company introduced its new program-oriented approach to doing business with homecare dealer customers (who are also referred to as "providers"). These "Power Programs for Providers" incorporate specific products with a package of diagnostic tools and other educational materials.
The programs are designed to support a provider's desire to offer the finest care possible while assisting the provider in growing its business. The Company currently offers five Power Programs: Sleep Management, Chronic Respiratory Management, Ventilation Management, Asthma, Allergy, and Sinusitis Management, and Infant Management.

        The Company's marketing organization is currently staffed by Product Managers, who are assigned to each of the Company's principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

        The Company's U.S. dealer customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) continues to undergo consolidation, particularly among dealers specializing in homecare products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company's products as a result of greater purchasing power and market dominance enjoyed by larger customers.

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

        The Company believes that it is a U.S. market leader in each market in which it competes: sleep disorders, chronic obstructive pulmonary disease, asthma and allergy, and infant care products. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects that competition will increase. In its major product lines, the Company competes with two principal competitors, Mallinckrodt Inc. ("Mallinckrodt") (which was acquired by Tyco International Ltd ("Tyco") in October 2000) and ResMed, Inc. ("ResMed"). Mallinckrodt, which is the Company's largest major competitor and has the greatest financial resources of the Company's competitors, offers an array of products which compete with many of the Company's major products. ResMed competes with the Company in the OSA and non-invasive ventilatory support markets. The Company also competes with Invacare Corp., Vital Signs, Inc., Monaghan Medical Corp., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of foreign manufacturers, primarily in their local overseas markets and to a lesser extent in the domestic market.

        Similar to the Company's customer base, the medical device manufacturing industry is also undergoing consolidation. Several of the Company's competitors have been involved in acquisitions, most notably the acquisition of Mallinckrodt by Tyco and the February 2001 acquisition by ResMed of MAP, a German company that manufactures, among other things, CPAP devices. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers which can utilize the financial and technical resources that may be made available as a result of the consolidation.


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

        The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 180 engineers, technicians, and support personnel in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $15,281,000 (4% of net sales) in fiscal year 2001, $16,815,000 (5% of net sales) in fiscal year 2000, and $16,714,000 (5% of net sales) in fiscal year 1999 to support product enhancement and new product development.

        New product introductions in all of the Company's core product areas took place during fiscal years 1999, 2000 and 2001, including next generation CPAP units, a new auto CPAP device, the BiPAP Vision, the BiPAP Synchrony, the Esprit, the Respironics Millenium Oxygen Concentrator, new sleep diagnostic products, a variety of new face mask products, several new asthma devices, and BiliChek. The Company expects to release a variety of new devices in its core product areas in fiscal year 2002. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See "Regulatory Matters."

       In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of new markets, including congestive heart failure, tracheal gas insufflation, and humidification.

       Research has indicated that as many as 50% of the patients with congestive heart failure also have obstructive sleep apnea or Cheyne-Stokes Respiration ("CSR"), a form of apnea with abnormal breathing patterns. The Company believes that if both these conditions are identified and treated, the apneas associated with each condition can be eliminated and the quality of life and overall health of these patients can be improved. Additionally, the Company believes that positive pressure therapy may eliminate CSR events and their effects on heart failure, reduce the circulatory congestion associated with heart failure, and improve the pumping efficiency of the heart into the patient's circulatory system. Research, including clinical trials, is being conducted to evaluate the long-term effects of positive pressure therapy on the heart. The Company is also in discussion with the FDA regarding the technical and clinical information that would be necessary to market a device for certain congestive heart failure applications.

       The Company is also developing a system focused on reducing carbon dioxide blood gas levels in many ventilator patients with elevated carbon dioxide levels. The Company's goal is to introduce this tracheal gas insufflation system in calendar year 2003 pending FDA clearance to market.

       The Company is also developing a hospital humidification system designed to provide optimal humidification at lower usage cost than current products, with a goal of introduction in calendar year 2001 pending FDA clearance to market.

       The Company is also continuing its research on the treatment of insomnia.


Patents, Trademarks and Licenses

       The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has approximately 185 U.S. and foreign patents and has additional U.S. and foreign patent applications pending.

       The Company also has approximately 258 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

       The Company is a party to a legal action relating to the patents of its competitors. See "Item 3 - Legal Proceedings" for more information regarding this action.


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

        If a manufacturer cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed device, it will have to seek approval to market the device through the premarket approval application ("PMA") process. This process involves preclinical studies and clinical trials. The process of completing clinical trials, submitting a PMA and obtaining FDA clearance takes a number of years and requires the expenditure of substantial resources. In addition, there can be no assurance that the FDA will approve a PMA. The Company's export activities and clinical investigations also are subject to the FDA's jurisdiction and enforcement.

        Foreign regulatory approvals vary widely depending on the country. The Company has received ISO 9001 certification for its Murrysville, Kennesaw, and Carlsbad facilities from the International Organization of Standards, a quality standards organization based in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union's Medical Device Directives, to affix the "CE Mark" to the Company's products marketed throughout the world. The primary component of the certification process was an audit of the facilities' quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving its original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.


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

        As previously disclosed, in October 1999, U.S. government policymakers implemented new insurance coverage guidelines for the home use of non-invasive ventilatory support products. The Company's sales of these devices for fiscal years 2001, 2000, and 1999 were adversely impacted by a reduction in purchases of these units by the Company's dealer customers compared to prior years levels. For the fiscal year ended June 30, 2001, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately two percent of total sales, compared to three percent in fiscal year 2000 and eight percent in fiscal year 1999.

        The Company has obtained "procedure codes" for its homecare products from the Centers for Medicare and Medicaid Services ("CMS") (formerly known as the Healthcare Financing Administration). These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare. In addition, many private insurance programs also use the CMS procedure code system. However, reimbursement levels can be reduced after a procedure code has been established.

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


Employees

        The Company currently has approximately 2,100 employees, including approximately 700 hourly employees in the U.S. and 600 hourly employees in the Far East. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.


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


Other

        As disclosed in the Company's Form 10-K for fiscal year ended June 30, 2000, the Company was a defendant in a qui tam proceeding, which is an action in which private citizens may make claims against companies for violations of healthcare laws. This qui tam proceeding was dismissed in April 2001.

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



Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

        During the fourth quarter of the fiscal year 2001, no matters were submitted to a vote of security holders.



                                    PART II

Item 5. Market For Registrant's Common Equity and Related Shareholder Matters.
        ----------------------------------------------------------------------

        As of June 30, 2001, 34,013,785 shares of the Company's common stock were issued and outstanding, of which 3,639,169 are held in treasury. The common stock is traded in the over-the-counter market and is reported on the NASDAQ National Market system under the symbol "RESP". As of September 18, 2001, there were 2,495 holders of record of the Company's common stock.

        The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

        High and low sales price information for the Company's common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2001:
                                                       First       Second      Third      Fourth
                                                     ----------  ----------  ----------  ---------
High                                                    $19.13      $34.00     $30.75     $35.13
Low                                                     $16.25      $15.69     $22.94     $26.19

Fiscal year ended June 30, 2000:

                                                       First       Second      Third      Fourth
                                                     ---------    ---------   ---------  ----------
High                                                    $15.13      $ 8.69     $15.94     $18.00
Low                                                     $ 8.13      $ 7.50     $ 7.94     $11.25

Item 6.  Selected Financial Data
         -----------------------

                                 (Dollars in thousands except per share data)
Income Statement Data:

                                                  Year Ended June 30
                                2001        2000        1999        1998        1997
                              --------    --------    --------    --------    --------
Net sales                     $422,438    $368,184    $357,571    $351,576    $314,542
Cost of goods sold             223,362     196,520     186,487     180,650     161,283
Cost of goods sold -
 restructuring charges             725       8,710           0           0           0
                              --------    --------    --------    --------    --------
                               198,351     162,954     171,084     170,926     153,259

General and administrative
 expense                        50,126      48,754      48,521      37,200      30,103
Sales, marketing and
 commission expense             72,428      62,772      60,899      65,560      58,391
Research and development
 expense                        15,281      16,815      16,714      20,225      17,836
Restructuring charges
 (credits)                      (1,909)     20,486       2,415           0           0
Merger related costs                 0           0           0      40,751           0
Costs associated with
 unsolicited offer to
 acquire Healthdyne
 Technologies, Inc.                  0           0           0         650       2,150
Interest expense                 7,546       6,945       5,206       4,189       3,173
Other income                    (1,029)     (1,394)     (1,127)     (1,513)     (2,378)
                              --------    --------    --------    --------    --------
Income before income taxes      55,908       8,576      38,456       3,864      43,984
Income taxes                    22,337       2,824      15,395       5,689      17,559
                              --------    --------    --------    --------    --------

Net income (loss)             $ 33,571    $  5,752    $ 23,061    $ (1,825)   $ 26,425
                              ========    ========    ========    ========    ========

Earnings (loss) per share     $   1.09    $   0.19    $   0.72    $  (0.06)   $   0.82
                              ========    ========    ========    ========    ========

Weighted average number
of shares used in computing
earnings per share              30,886      30,004      31,956      32,098      32,352

Balance Sheet Data:

                                                      June 30

                                2001        2000        1999        1998       1997
                              --------    --------    --------    --------   --------
Working capital               $171,985    $155,095    $155,336    $137,550    $110,566
Total assets                   367,948     352,577     343,585     318,320     294,769
Total long-term
 obligations                    80,055     108,095      99,374      69,316      48,985
Shareholders' equity           235,268     191,106     194,521     200,840     191,056

-------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7.  Management's Discussion and Analysis of Results of
         --------------------------------------------------
         Operations and Financial Condition
         ----------------------------------

Results of Operations

         Net sales for fiscal year 2001 were $422,438,000, representing a 15% increase in sales over the $368,184,000 recorded in fiscal year 2000. Fiscal year 2000 net sales represented a 3% increase in net sales over the $357,571,000 recorded in fiscal year 1999. Increases in unit and dollar sales for the Company's obstructive sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and other accessories, helped to drive the increase in sales for the 2001 and 2000 fiscal years. These product lines, along with ventilation devices, comprise the major part of the Company's homecare product offerings. Sales of the Company's hospital products, particularly the Esprit(R) ventilator, also contributed to the increase in sales in the 2001 fiscal year. During fiscal year 2000, sales of the Company's hospital products also increased compared to fiscal year 1999, including unit and dollar increases for the Company's Vision(TM) and Esprit(R) ventilators.

         Sales for fiscal years 2001, 2000, and 1999 were adversely impacted by decreases in domestic sales of the Company's non-invasive ventilatory support products for use in the home compared to prior year levels. These sales decreases were caused by the previously disclosed October 1, 1999 implementation of revised government insurance coverage guidelines for the home use of these products in the United States and the corresponding reduction in purchases of these units by the Company's dealer customers. For the fiscal year ended June 30, 2001, sales of non-invasive ventilatory support units for home use in the United States accounted for approximately two percent of total sales, compared to three percent in fiscal year 2000 and eight percent in fiscal year 1999.

         Also affecting sales for the 2000 fiscal year was a decrease in sales compared to fiscal year 1999 resulting from the impact of the Company's May 1999 decision to change its method of distribution in Germany from direct patient sales to sales through a distributor. As a result of this change, sales decreased in the year to year comparison by approximately $7,300,000 due to the foregone distributor margin. Excluding this foregone distributor margin, sales in Germany increased 13% for the 2000 fiscal year. Operating expenses in Germany were reduced to help offset this foregone dealer margin.

         The Company's gross profit, excluding the impact of restructuring described below, was 47% of net sales for fiscal years 2001 and 2000 as compared to 48% of net sales for fiscal year 1999. The decrease in gross profit percentage for fiscal year 2000 compared to the prior year was primarily due to the foregone dealer margin described above, a shift in sales mix and, to a lesser extent, increased costs related to the Company's distribution and manufacturing restructuring efforts.

         General and administrative expenses, including additions to the allowance for doubtful accounts, were $50,126,000 (12% of net sales) for fiscal year 2001, $48,755,000 (13% of net sales) for fiscal year 2000, and $48,522,000
(14% of net sales) for fiscal year 1999. Fiscal year 2001 general and administrative expenses includes a previously disclosed addition to the allowance for doubtful accounts of $1,200,000 (less than 1% of net sales) to address the potential uncollectability of the balance due from one of the Company's significant hospital distribution customers who ceased operations during the year. The fiscal year 2000 general and administrative expenses includes an addition to the allowance for doubtful accounts of $4,500,000 (1% of net sales) related to a previously disclosed filing by one of the Company's major customers under Chapter 11 of the U.S. Bankruptcy Code. The Company's total balance due from the customer at the date of the Chapter 11 filing was approximately $4,500,000. The fiscal year 1999 total shown above includes an addition of $5,000,000 (1% of net sales) to the Company's allowance for doubtful accounts. This addition was made primarily to address accounts receivable remaining uncollected that were generated by Healthdyne Technologies, Inc. ("Healthdyne") prior to its merger with the Company in February 1998. This addition was made in the fourth quarter of fiscal year 1999 as a change in previous estimates resulting from slow collections, aging deterioration, and issues affecting customers related to accounts that management expected to collect during fiscal year 1999. The remaining increases in expenses for the periods presented were due primarily to increased information technology department expenses, credit and collection department expenses, and other spending consistent with the growth of the Company's business. Partially offsetting these increases in expenses in fiscal years 2001 and 2000 were lower operating expenses due to the Company's restructuring efforts and in fiscal year 2000, decreased expenses in Germany as a result of the Company's May 1999 decision to reduce its direct sales operation in that country as described above. General and administrative expenses decreased as a percent of net sales over all three fiscal periods.

         Sales, marketing and commission expenses were $72,428,000 (17% of net sales) for fiscal year 2001 as compared to $62,772,000 (17% of net sales) for fiscal year 2000 and $60,899,000 (17% of net sales) for fiscal year 1999. The increases in absolute dollars of expense for fiscal years 2001 and 2000 were due primarily to increased sales (resulting in higher commission and bonus expenses) and increased sales, marketing, product support, and service activity levels in the Company's homecare and hospital product lines, partially offset by lower operating expenses due to the Company's restructuring efforts and in fiscal year 2000, decreased operating expenses in Germany discussed above.

         Research and development expenses were $15,281,000 (4% of net sales) for fiscal year 2001 as compared to $16,815,000 (5% of net sales) for fiscal year 2000 and $16,714,000 (5% of net sales) for fiscal year 1999. The decrease in absolute dollars of expense for the current fiscal year was due primarily to the timing of certain research and development projects and the impact of certain new products transitioning from development into production. Significant product development efforts are ongoing, and new product launches in all of the Company's major product lines took place in fiscal years 2001, 2000, and 1999 with additional new product launches scheduled for fiscal year 2002. In the current fiscal year, new products such as the REMstar(R) Plus and REMstar(R) Pro CPAP (Continuous Positive Airway Pressure) devices, the BiPAP(R) Synchrony(TM) Ventilatory Support System, and two upgrades to the Company's Esprit(R) ventilator were introduced. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products, including congestive heart failure.

         During fiscal year 2000, the Company incurred a charge of $29,200,000 related to a previously disclosed restructuring of its U.S. operations. This restructuring included facility closings and downsizings, a management realignment, and a workforce reduction. The primary components of these costs were severance and employment related costs ($6,300,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($8,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($14,000,000). Approximately $8,700,000 of these charges relate to inventory write-offs in connection with product rationalizations and have been reported as a separate component of cost of goods sold.

         During fiscal year 2001, the Company incurred additional restructuring charges of $800,000 related to the restructuring described above, primarily for asset write-downs to reflect decisions made regarding product, facility, and systems rationalization and other direct expenses of the restructuring. Approximately $700,000 of these charges related to inventory write-offs of discontinued products and have been reported as a separate component of cost of goods sold. Also during fiscal year 2001, the Westminster, Colorado facility, which had been closed in the restructuring, was sold for a gain of approximately $2,000,000 and debt on the facility totaling approximately $4,100,000 was repaid. See the Financial Condition, Liquidity, and Capital Resources section of this Management's Discussion and Analysis and Note L to the Consolidated Financial Statements for additional information regarding the restructuring.

         During fiscal year 1999, the Company incurred $2,415,000 in costs related to its May 1999 decision to enter into a new distribution arrangement for sales of its products in Germany. Under the new arrangement, the Company's products are being distributed by an independent dealer in Germany, and the Company's direct sales efforts in that country were significantly reduced. Accordingly, these costs were incurred to reduce the Company's German workforce and facilities. As a result of this change in distribution, the Company's sales and gross margins in Germany were reduced starting in

May 1999 because of the foregone dealer margin; however selling, administrative, and distribution costs have been reduced as well.

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

         The Company's effective income tax rate from operations (i.e. excluding the impact of the restructuring charges and credits, the additions to the allowance for doubtful accounts, and the one-time reduction in income tax liability described above) was 40% for fiscal years 2001, 2000, and 1999. The Company's effective tax rate for fiscal year 2000 including the impact of the items listed above was 33%.

         As a result of the factors described above, the Company's net income was $33,571,000 (8% of net sales) or $1.09 per diluted share for fiscal year 2001 as compared to $5,752,000 (2% of net sales) or $0.19 per diluted share for fiscal year 2000 and $23,061,000 (6% of net sales) or $0.72 per diluted share for fiscal year 1999.

         Excluding the impact of the additions to the allowance for doubtful accounts, restructuring costs and credits, and the one-time income tax liability adjustment, the Company's net income was $33,581,000 (8% of net sales) or $1.09 per diluted share for fiscal year 2001 as compared to $25,363,000 (7% of net sales) or $0.85 per diluted share for fiscal year 2000 and $27,522,000 (8% of net sales) or $0.86 per diluted share for fiscal year 1999.


Financial Condition, Liquidity and Capital Resources

         The Company had working capital of $171,985,000 and $155,095,000 at June 30, 2001 and 2000, respectively. Net cash provided by operating activities was $53,330,000 for fiscal year 2001, as compared to $25,521,000 for fiscal year 2000 and $36,562,000 for fiscal year 1999. The increase in cash flow from operating activities from fiscal year 2000 to fiscal year 2001 was primarily a result of higher earnings in fiscal year 2001. Lower earnings and increased inventory levels contributed to the decrease in cash flow from operating activities in fiscal year 2000 compared to fiscal year 1999.

         Net cash used by investing activities was $27,599,000, $28,390,000, and $25,629,000 for fiscal years 2001, 2000, and 1999, respectively. The majority of the cash used by investing activities for all periods represented capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the 2001 and 2000 fiscal years included additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. Positive cash flows from operating activities and accumulated cash and short-term investments provided funding for investment activities in all years. See Note D to the Consolidated Financial Statements for additional information about long-term obligations.

         Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition and use of treasury stock.

         In August 1998, the Company's Board of Directors authorized a stock buyback of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board of Directors increased the authorization to a total of up to 2,000,000 shares and in March 1999 increased the authorization to a total of up to 3,000,000 shares. In September 1999, the Board of Directors increased the authorization up to the present total of up to 4,000,000 shares. During fiscal year 1999, the Company repurchased, net of share usage, a total of 2,640,000 shares in open market transactions resulting in a net use of cash of $33,055,000. During fiscal year 2000, the Company repurchased, net of share usage, a total of 1,044,000 shares in open market transactions resulting in a net use of cash of $9,201,000. No shares were repurchased by the Company during fiscal year 2001. The Company has repurchased a total of 3,800,000 shares under this buyback program. At June 30, 2001, approximately 3,639,000 shares remained in treasury. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

         In May 1998, the Company finalized a $100,000,000 revolving credit facility with a group of commercial banks. This credit facility was initially used to refinance approximately $55,000,000 of the Company's existing long-term debt with the remaining balance of the facility available for future borrowing. The credit facility has also been used for general corporate purposes, including the stock buyback described above. The revolving credit facility permits borrowings and repayments until its maturity in May 2003. In December 1998, the amount of the revolving credit facility was increased to $125,000,000. The revolving credit facility is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate ("LIBOR"). During fiscal year 2001, the Company repaid $20,000,000 on the revolving credit facility. As of June 30, 2001, the resulting interest rate on amounts outstanding under the revolving credit facility was approximately 4.45%. See Note D to the Consolidated Financial Statements for additional information about the credit facility.

         The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

         Note L to the Consolidated Financial Statements summarizes the restructuring charges discussed above, including the reserve balances relating to these charges that remain at June 30, 2001. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company does not expect to incur additional charges in respect to this restructuring.

         The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $41,800,000 at June 30, 2001), and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for fiscal year 2002 for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).



Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

         Interest Rates: The Company's primary interest rate risk relates to its long- term debt obligations. At June 30, 2001, the Company had total long-term obligations, including the current portion of those obligations, of $84,054,000. Of that amount, $2,154,000 was in fixed rate obligations and $81,900,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the June 30, 2001 weighted average interest rate of 4.44% to a weighted average interest rate of 4.88%), annual interest expense would be approximately $364,000 higher based on the June 30, 2001 outstanding balance of variable rate obligations. The Company has no interest rate agreements.

         Foreign Exchange Rates: A substantial majority of the Company's sales, expenses, and cash flows are transacted in U.S. dollars. The Company also does business in various foreign currencies, primarily the German mark, the French franc, the Hong Kong dollar and the Chinese yuan. For the year ended June 30, 2001, sales denominated in currencies other than the U.S. dollar totaled $16,422,000, or approximately 4% of total sales. For the year ended June 30, 2001, pre-tax income denominated in currencies other than the U.S. dollar totaled a loss of $837,000, or approximately (-1%) of total pre-tax income. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $1,642,000 and an increase in net loss of $84,000 for the year ended June 30, 2001. The Company's entities that operate in Germany, France, Hong Kong and China have certain accounts receivable and accounts payable denominated in U.S. dollars in addition to receivable and payable accounts in their home currencies which can act to further mitigate the impact of foreign exchange rate changes. The Company has no significant foreign currency contracts.

Inflation

         Inflation has not had a significant effect on the Company's business during the periods discussed.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income, the impact of which is not yet fully determined. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002.


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


Item 8.  Consolidated Financial Statements
         ---------------------------------

         Index to Consolidated Financial Statements

         Report of Independent Auditors.................................. 23

         Consolidated Balance Sheets as of June 30, 2001 and 2000........ 24

         Consolidated Statements of Operations for the
          years ended June 30, 2001, 2000, and 1999...................... 25

         Consolidated Statements of Cash Flows for the
          years ended June 30, 2001, 2000, and 1999...................... 26

         Consolidated Statements of Shareholders' Equity
          for the years ended June 30, 2001, 2000, and 1999.............. 27

         Notes to Consolidated Financial Statements...................... 28

                         Report of Independent Auditors

Board of Directors
Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 /s/Ernst & Young LLP

Pittsburgh, Pennsylvania
July 24, 2001

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                            June 30                 June 30
                                                                                              2001                    2000
                                                                                     -----------------------------------------
ASSETS

CURRENT ASSETS
              Cash and short-term investments                                        $     27,320,910          $    19,594,484
              Trade accounts receivable, less allowance for
                   doubtful accounts of $16,457,000 and $17,975,000                        98,078,344               96,733,695
              Inventories                                                                  73,417,896               67,769,192
              Prepaid expenses and other                                                   10,937,110                6,568,646
              Deferred income tax benefits                                                 14,855,307               17,804,402
                                                                                      ---------------           --------------
                    TOTAL CURRENT ASSETS                                                  224,609,567              208,470,419

PROPERTY, PLANT AND EQUIPMENT
              Land                                                                          2,506,052                3,061,203
              Building                                                                      8,509,596               12,292,111
              Machinery and equipment                                                      84,559,172               67,293,530
              Furniture, office and computer equipment                                     56,011,341               49,142,950
              Leasehold improvements                                                        5,286,891                2,613,240
                                                                                      ---------------           --------------
                                                                                          156,873,052              134,403,034
              Less allowances for depreciation
                    and amortization                                                       87,725,808               67,618,053
                                                                                       ---------------           --------------
                                                                                           69,147,244               66,784,981

OTHER ASSETS                                                                               14,334,938               14,558,526

GOODWILL                                                                                   59,856,714               62,762,589
                                                                                      ---------------           --------------

                                                                                     $    367,948,463          $   352,576,515
                                                                                      ===============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                       $     28,964,129          $    27,302,609
              Accrued expenses and other                                                   19,662,491               24,666,364
              Current portion of long-term obligations                                      3,998,317                1,406,556
                                                                                      ---------------           --------------
                    TOTAL CURRENT LIABILITIES                                              52,624,937               53,375,529

LONG-TERM OBLIGATIONS                                                                      80,055,378              108,095,093

SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value; authorized 100,000,000 shares;
                     issued and outstanding 34,013,785 shares at June 30,
                     2001 and 33,182,565 shares at June 30, 2000                              340,138                  331,826
              Additional capital                                                          121,720,289              110,795,650
              Accumulated other comprehensive loss                                         (4,237,433)              (3,131,703)
              Retained earnings                                                           160,033,521              126,462,237
              Treasury stock                                                              (42,588,367)             (43,352,117)
                                                                                      ---------------           --------------
                    TOTAL SHAREHOLDERS' EQUITY                                            235,268,148              191,105,893
                                                                                      ---------------           --------------

                                                                                     $    367,948,463          $   352,576,515
                                                                                      ===============           ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                                 Year Ended
                                                                                                   June 30

                                                                             2001                    2000                   1999
                                                                   -----------------------------------------------------------------
Net sales                                                          $     422,437,862        $     368,184,110       $   357,570,743
Cost of goods sold                                                       223,362,120              196,519,907           186,486,458
Cost of goods sold - restructuring charges                                   724,990                8,709,895                     0
                                                                       -------------            -------------          ------------
                                                                         198,350,752              162,954,308           171,084,285

General and administrative expenses                                       50,125,593               48,754,853            48,521,573
Sales, marketing and commission expenses                                  72,428,211               62,771,648            60,899,432
Research and development expenses                                         15,281,233               16,814,561            16,713,796
Restructuring (credit) charges                                            (1,908,581)              20,486,009             2,414,844
Interest expense                                                           7,545,535                6,945,585             5,206,767
Other income                                                              (1,029,283)              (1,394,231)           (1,127,847)
                                                                       -------------            -------------          ------------
                                                                         142,442,708              154,378,425           132,628,565
                                                                       -------------            -------------          ------------

                     INCOME BEFORE INCOME TAXES                           55,908,044                8,575,883            38,455,720

Income taxes                                                              22,336,760                2,823,599            15,394,236
                                                                       -------------            -------------          ------------

                     NET INCOME                                    $      33,571,284        $       5,752,284       $    23,061,484
                                                                       =============            =============          ============

Basic earnings per share                                           $            1.12        $            0.19       $          0.73
                                                                       =============            =============          ============

Basic shares outstanding                                                  29,962,366               29,660,366            31,521,296

Diluted earnings per share                                         $            1.09        $            0.19       $          0.72
                                                                       =============            =============          ============

Diluted shares outstanding                                                30,886,043               30,003,755            31,956,088

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                                      Year Ended
                                                                                                       June 30
                                                                                       2001             2000              1999
                                                                                   ------------     -------------     ------------
OPERATING ACTIVITIES
  Net income                                                                       $ 33,571,284     $   5,752,284     $ 23,061,484
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation                                                                23,166,376        20,850,886       13,977,822
         Amortization                                                                 5,171,364         5,855,565        5,253,215
         Tax benefit from exercise of stock options                                   3,147,495           414,354          635,686
         Provision for asset write-offs                                                       0        11,694,013                0
         Gain on sale of property, plant, and equipment                              (2,302,000)                0                0
         Provision for bad debts                                                      2,000,000         4,500,000        6,600,000
         Provision (benefit) for deferred income taxes                                2,949,095        (4,415,676)       3,540,822
         Changes in operating assets and liabilities:
          Increase in accounts receivable                                            (3,344,649)       (1,980,488)     (14,868,087)
          Increase in inventories and other current assets                           (5,742,168)      (16,049,078)      (3,447,708)
          (Increase) decrease in other assets                                        (1,944,496)       (5,538,934)         491,141
          (Decrease) increase in accounts payable and accrued expenses               (3,342,355)        4,437,998        1,317,530
                                                                                   ------------     -------------     ------------

                     NET CASH PROVIDED BY
                        OPERATING ACTIVITIES                                         53,329,946        25,520,924       36,561,905

INVESTING ACTIVITIES
 Purchase of property, plant and equipment                                          (28,236,464)      (27,304,289)     (25,629,332)
 Proceeds from sale of property, plant, and equipment                                 1,425,000                 0                0
 Acquisition of businesses                                                             (787,580)       (1,085,407)               0
                                                                                   ------------     -------------     ------------

                     NET CASH USED BY
                        INVESTING ACTIVITIES                                        (27,599,044)      (28,389,696)     (25,629,332)

FINANCING ACTIVITIES
 Proceeds from long-term obligations                                                          0        11,219,280       29,355,985
 Reduction in long-term obligations                                                 (25,447,952)       (2,059,199)      (1,450,212)
 Issuance of common stock                                                             8,549,206         1,519,938        2,854,104
 Acquisition of treasury stock, net                                                           0        (9,201,439)     (33,055,173)
 Decrease in minority interest                                                                0          (766,035)         (46,081)
                                                                                   ------------     -------------     ------------

                     NET CASH (USED) PROVIDED BY
                        FINANCING ACTIVITIES                                        (16,898,746)          712,545       (2,341,377)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (1,105,730)       (1,900,690)         185,452
                                                                                   ------------     -------------     ------------

                     INCREASE (DECREASE) IN CASH AND
                        SHORT-TERM INVESTMENTS                                        7,726,426        (4,056,917)       8,776,648

Cash and short-term investments at beginning of period                               19,594,484        23,651,401       14,874,753
                                                                                   ------------     -------------     ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                   $ 27,320,910     $  19,594,484     $ 23,651,401
                                                                                   ============     =============     ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

                                      Common Stock                  Accumulated                   Treasury Stock
                                  -------------------  Additional  Comprehensive   Retained   -------------------
                                    Shares     Amount   Capital    Income (Loss)   Earnings     Shares      Amount    Total
                                  ---------- -------- ------------ ------------- ------------ --------- ------------- ---------
BALANCE AT JUNE 30, 1998          32,678,632 $326,786 $105,376,608  $(1,416,465) $ 97,648,469    50,027  $ (1,095,505) $200,839,893

Shares sold pursuant to stock
   option plans                      320,700    3,207    2,850,897            0             0         0             0     2,854,104

Net acquisition and use of
   treasury stock                          0        0            0            0             0 2,639,656   (33,055,173)  (33,055,173)

Income tax benefit from exercise
   of stock options                        0        0      635,686            0             0         0             0       635,686

Comprehensive income:

    Net income for the year ended
       June 30, 1999                       0        0            0            0    23,061,484         0             0    23,061,484

    Foreign currency translation
       adjustments                         0        0            0      185,452             0         0             0       185,452
                                  ---------- -------- ------------  -----------  ------------ ---------  ------------  ------------
Total comprehensive income                 0        0            0      185,452    23,061,484         0             0    23,246,936
                                  ---------- -------- ------------  -----------  ------------ -----------------------  ------------

BALANCE AT JUNE 30, 1999          32,999,332  329,993  108,863,191   (1,231,013)  120,709,953 2,689,683   (34,150,678)  194,521,446

Shares sold pursuant to stock
   option plans                      183,233    1,833    1,518,105            0             0         0             0     1,519,938

Net acquisition and use of
   treasury stock                          0        0            0            0             0 1,043,815    (9,201,439)   (9,201,439)

Income tax benefit from exercise
   of stock options                        0        0      414,354            0             0         0             0       414,354

Comprehensive income (loss):

    Net income for the year ended
       June 30, 2000                       0        0            0            0     5,752,284         0             0     5,752,284

    Foreign currency translation
       adjustments                         0        0            0   (1,900,690)            0         0             0    (1,900,690)
                                  ---------- -------- ------------  -----------  ------------ ---------  ------------  ------------
Total comprehensive income (loss)          0        0            0   (1,900,690)    5,752,284         0             0     3,851,594
                                  ---------- -------- ------------  -----------  ------------ ---------  ------------  ------------

BALANCE AT JUNE 30, 2000          33,182,565  331,826  110,795,650   (3,131,703)  126,462,237 3,733,498   (43,352,117)  191,105,893

Shares sold pursuant to stock
   option and purchase plans         831,220    8,312    7,777,144            0             0   (94,329)      763,750     8,549,206

Income tax benefit from exercise
   of stock options                        0        0    3,147,495            0             0         0             0     3,147,495

Comprehensive income (loss):

    Net income for the year ended
       June 30, 2001                       0        0            0            0    33,571,284         0             0    33,571,284

    Foreign currency translation
       adjustments                         0        0            0   (1,105,730)            0         0             0    (1,105,730)
                                  ---------- -------- ------------  -----------  ------------ ---------  ------------  ------------
Total comprehensive income (loss)          0        0            0   (1,105,730)   33,571,284         0             0    32,465,554
                                  ---------- -------- ------------  -----------  ------------ ---------  ------------  ------------

BALANCE AT JUNE 30, 2001          34,013,785 $340,138 $121,720,289  $(4,237,433) $160,033,521 3,639,169  $(42,588,367) $235,268,148
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

Revenue Recognition:
-------------------
Revenue is recognized from sales when title to product passes to the customer, generally upon shipment to a customer location.

Shipping and Handling Costs:
---------------------------
Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

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

Stock Options:
-------------
Stock options are granted to certain employees and certain members of the Company's Board of Directors at fair market value on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders' equity at the date the options are exercised. There are no charges or credits to income with respect to these options. The Company follows the requirements of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, in accounting for stock-based compensation.

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

Capitalized Software Production Costs:
-------------------------------------
Software development costs have been capitalized and are being amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $1,940,000 and $1,224,000 at June 30, 2001 and 2000, respectively.

Advertising Costs:
-----------------
Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 2001, 2000, and 1999 were $805,000, $1,224,000, and $975,000, respectively.

Goodwill and Other Long-Lived Assets:
------------------------------------
Goodwill is the cost in excess of the fair value of net assets of businesses acquired and is amortized on the straight-line method over periods from 15 to 40 years. Accumulated amortization was $19,289,000 and $15,514,000 at June 30, 2001 and 2000, respectively. The Company evaluates the carrying value of goodwill and other long-lived assets for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill or other long-lived assets could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill or other long-lived asset in measuring whether the goodwill or other long-lived asset is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the goodwill or other long-lived asset to fair value.

Accrued Expenses and Other:
--------------------------
Accrued expenses and other includes accrued compensation of $6,887,000 and $6,657,000 at June 30, 2001 and 2000, respectively.

Comprehensive Income:
--------------------
Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity.

Recent Accounting Pronouncements:
--------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by FASB Statements No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," FASB No. 133 was required to be adopted as of the first quarter of fiscal year 2001. The Company adopted FASB No. 133 on July 1, 2000. The statement required, among other things, derivative instruments to be recorded at market value, with changes in fair value reflected in earnings to the extent the derivative instruments do not qualify as hedges in accordance with the statement. Because of the Company's minimal use of derivative instruments, the adoption of FASB No. 133 on July 1, 2000 did not have a material financial impact on the Company.

In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. This statement became effective for the Company on April 1, 2001. SAB No. 101 did not have a material effect on the financial statements during fiscal year 2001.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FASB No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FASB No. 140 did not have a material effect on the financial statements during fiscal year 2001.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income, the impact of which is not yet fully determined. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002.

Use of Estimates:
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Presentation of Comparative Financial Statements:
-----------------------------------------------------------
Certain amounts in the June 30, 2000 and 1999 financial statements were reclassified to conform with the presentation in the current period.


NOTE B -- SHORT-TERM INVESTMENTS

Short-term investments consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States, France, and Hong Kong. These investments are readily convertible to cash and are stated at cost, which approximates market.


NOTE C -- INVENTORIES

Inventories consisted of the following:



                                                  June 30
                                           2001            2000
                                        -----------     -----------
Raw materials                           $20,738,160     $21,560,937
Work-in-process                           5,960,618       5,825,137
Finished goods                           46,719,118      40,383,118
                                        -----------     -----------
                                        $73,417,896     $67,769,192
                                        ===========     ===========

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:



                                                              June 30
                                                         2001          2000
                                                      -----------  ------------
Commercial Bank Credit Agreement,
 payable in one lump sum in May 2003
 including interest at a floating rate
 (4.45% at June 30, 2001)                             $81,100,000  $101,100,000

Other                                                   2,953,695     8,401,649
                                                      -----------  ------------
                                                       84,053,695   109,501,649
Less current portion                                    3,998,317     1,406,556
                                                      -----------  ------------
                                                      $80,055,378  $108,095,093
                                                      ===========  ============

Other long-term obligations in the above table includes Economic Development Revenue Bonds, Industrial Development Authority Loans, and Redevelopment Authority Loans that are secured by mortgages on the Company's manufacturing facility in Murrysville, Pennsylvania. As of June 30, 2000, it also included a $4,200,000 Revenue Bond that was secured by a mortgage on the Company's facility in Westminster, Colorado. Proceeds from the bonds and the loans were used to finance the construction and expansion of the facilities. The Revenue Bond was repaid during the year ended June 30, 2001 when the Company's Westminster, Colorado facility was sold. One of the Redevelopment Authority Loans was repaid during the year ended June 30, 2000. The Commercial Bank Credit Agreement, under which a total of $125,000,000 is available, is unsecured. The Company is required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage. At June 30, 2001, the Company was in compliance with these covenants. The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.175%, on the unused portion of the facility.

Scheduled maturities of long-term obligations for the next five years are as follows:

                                        Maturities of
                                        Long-Term Debt
                                        --------------
     2002                               $  3,998,317
     2003                                 78,649,391
     2004                                    489,223
     2005                                    485,723
     2006                                    110,745
     Thereafter                              320,296
                                        --------------
     TOTAL                              $ 84,053,695
                                        ==============

Interest paid was $7,870,000, $6,590,000, and $5,228,000, for the years ended June 30, 2001, 2000, and 1999, respectively.


NOTE E - OPERATING LEASES

The Company leases its corporate headquarters, its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2001 are as follows:

Year Ending June 30                     Amount
-------------------                   -----------
2002                                  $ 4,781,000
2003                                    4,252,000
2004                                    3,765,000
2005                                    3,071,000
2006                                    2,481,000
Thereafter                              8,199,000
                                      -----------
TOTAL                                 $26,549,000
                                      ===========

Total rent expense for the years ended June 30, 2001, 2000, and 1999, was $4,605,000, $3,841,000, and $3,900,000, respectively.


NOTE F -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND SHORT-TERM INVESTMENTS
-------------------------------
The carrying amount approximates fair value because of the short maturity of those investments.

LONG-TERM OBLIGATIONS
---------------------
The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company's obligations approximate their fair values at June 30, 2001 and 2000.


NOTE G -- INCOME TAXES

Income (loss) before income taxes consisted of the following:

                                              Year Ended June 30
                                       2001          2000          1999
                                    -----------   -----------   -----------
 United States                      $56,058,248   $10,020,446   $39,228,046
 Foreign                               (150,204)   (1,444,563)     (772,326)
                                    -----------   -----------   -----------
     TOTAL                          $55,908,044   $ 8,575,883   $38,455,720
                                    ===========   ===========   ===========

Income taxes (benefit) consisted of:

                                              Year Ended June 30
                                       2001          2000          1999
                                    -----------   -----------   -----------
Current:
     Federal                        $17,157,270   $ 5,975,847   $10,725,807
     Foreign                           (595,422)      184,800      (849,893)
     State                            2,825,817     1,078,628     1,977,500
     Tax benefit from exercise
       of stock options              (3,147,495)     (414,354)     (635,686)
                                    -----------   -----------   -----------
                                     16,240,170     6,824,921    11,217,728

Deferred:
  Federal                               2,579,968    (3,775,687)    2,994,679
  State                                   369,127      (639,989)      546,143
                                      -----------   -----------   -----------
                                        2,949,095    (4,415,676)    3,540,822
                                      -----------   -----------   -----------
Credit to additional paid-in-
  capital for tax benefit
  from stock option
  exercises                             3,147,495       414,354       635,686
                                      -----------   -----------   -----------

      TOTAL INCOME TAXES              $22,336,760   $ 2,823,599   $15,394,236
                                      ===========   ===========   ===========

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:

                                                       Year Ended June 30
                                                      2001    2000    1999
                                                     ------  ------  ------
Statutory federal income tax rate                       35%     35%     35%
Increases (decreases):
  State taxes, net of federal benefit                    4       3       4
  Foreign taxes                                          0       7      (2)
  Tax credits                                           (1)     (8)     (2)
  Tax liability adjustment                               0     (19)      0
  Non-deductible expenses (primarily
    goodwill amortization)                               1      14       5
  Other items, net                                       1       1       0
                                                     ------  ------  ------

EFFECTIVE INCOME TAX RATE                               40%     33%     40%
                                                     ======  ======  ======

Deferred income tax assets consisted of the following:

                                                           June 30
                                                      2001          2000
                                                  -----------   -----------
  Allowance for bad debts                         $ 6,031,147   $ 5,717,604
  Depreciation                                       (738,198)      383,839
  Inventory reserves                                4,663,616     4,795,081
  Restructuring reserves                              840,349     1,490,248
  Other                                             4,058,393     5,417,630
                                                  -----------   -----------
  TOTAL                                           $14,855,307   $17,804,402
                                                  ===========   ===========

The Company has approximately $1,200,000 of deferred tax assets associated with net operating losses in Germany that have an indefinite carry forward period. Management believes that its future taxable income will more likely than not allow the Company to fully realize its deferred tax assets.

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $9,731,650 at June 30, 2001.

Income taxes paid were $19,533,062, $3,286,051, and $9,352,998, for the years ended June 30, 2001, 2000, and 1999, respectively.

During fiscal year 2000, the Company reached an agreement with the Internal Revenue Service regarding examinations of federal income tax returns for certain of the

Company's U.S. entities for fiscal years 1996 through 1998. Based on this agreement, the Company recorded a one-time reduction in income tax liability and income tax expense of $1,643,000 during that year.


NOTE H -- STOCK OPTION AND PURCHASE PLANS

The Company has in place the 1984 Incentive Stock Option Plan (the "1984 Plan") and the 1992 Stock Incentive Plan (the "1992 Plan") which provide options to eligible employees to purchase common stock for a period up to ten years at option prices not less than fair market value at the time of the grant. Options become exercisable no sooner than six months from the date of the grant at rates that vary depending on the plan and are subject to possible acceleration in certain circumstances. Under the 1992 Plan, options may include cash payment rights and eligible employees may receive awards of restricted shares of the Company's common stock. The 1984 Plan, which terminated as to new grants in 1993, had 3,400,000 options approved for issuance. The 1992 Plan has a total of 3,000,000 options and restricted shares approved for issuance, including 1,000,000 options that were approved by the Company's shareholders when the 1992 Plan was adopted and an additional 2,000,000 options that were approved by the Company's shareholders in November 1998.

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

In November 2000, the shareholders of the Company approved the 2000 Stock Incentive Plan (the "2000 Plan"). The 2000 Plan is intended to replace the 1992 Plan and the Directors' Plan; however, non-employee directors will only utilize the 2000 Plan once the Directors' Plan shares are exhausted. The 2000 Plan provides options to eligible employees, consultants and non-employee directors to purchase common stock for a period up to ten years at option prices not less than fair market value at the time of the grant. Options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the 2000 Plan. In the case of employees, options may also include cash payment rights and restricted shares of the Company's common stock may also be awarded. Non-employee directors will receive annual grants in amounts and with vesting similar to those under the Directors' Plan described above. The 2000 Plan has a total of 1,400,000 shares approved for issuance.

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

Pertinent information regarding options under all Plans is as follows:

                                                               Option Shares
                                                               -------------
                                                            Year Ended June 30
                                                     2001           2000           1999
                                                  ---------      ---------      ---------
Outstanding at beginning of period                2,584,479      1,950,861      1,843,278
Granted:
  Price range ($16.13 - $29.93)                     604,000
  Price range ($ 7.94 - $14.44)                                  1,092,247
  Price range ($12.00 - $19.13)                                                   498,906


Exercised:
  Price range ($ 4.50 - $24.63)                    (833,840)
  Price range ($ 2.81 - $16.25)                                   (183,233)
  Price range ($ 1.38 - $24.63)                                                  (320,683)

Canceled                                           (180,650)      (275,396)       (70,640)
                                                  ---------      ---------      ---------
Outstanding at end of period (Weighted average
 price $13.64)                                    2,173,989      2,584,479      1,950,861
                                                  =========      =========      =========

Exercisable at end of period                        647,692      1,100,821      1,187,288
                                                  =========      =========      =========

Shares available for future grant                   908,861      1,332,211      2,149,111
                                                  =========      =========      =========

The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $10.39, $4.81, and $6.04, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2001   2000      1999
                                               -----  ------    ------
          Expected volatility                  57.1%   56.8%     52.7%
          Expected dividend yield               none    none      none
          Risk-free interest rate               5.0%    6.0%      6.0%
          Expected life of stock options        5       5         5

The Company applies APB Opinion No. 25, as amended, in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and related per share amounts would have been reduced to the pro forma amounts indicated below:

                                    2001           2000            1999
                                -----------     ----------      -----------
   Net earnings:
      As reported               $33,571,284     $5,752,284      $23,061,484
      Pro forma                  30,202,284      3,365,284       21,391,820
   Diluted earnings per share:
      As reported                      1.09           0.19             0.72
      Pro forma                        0.98           0.11             0.67

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

NOTE I - INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company conducts its operations in one reportable industry segment; the design, development, manufacture and sale of medical devices. Sales by product within this segment are as follows:


                                               Year Ended June 30
                                        2001          2000          1999
                                    ------------  ------------  ------------
NET SALES
 Homecare                           $357,223,198  $307,644,676  $299,685,569
 Hospital                             43,235,211    38,595,151    34,943,095
 Asthma and Allergy                   21,979,453    21,944,283    22,942,079
                                    ------------  ------------  ------------
NET SALES                           $422,437,862  $368,184,110  $357,570,743
                                    ============  ============  ============

Financial information about the Company by geographic area is presented below.


                                               Year Ended June 30
                                         2001         2000          1999
                                    ------------  ------------  ------------
NET SALES
 United States:
  Unaffiliated customers            $400,361,214  $342,454,391  $324,070,103
  Interarea transfers                 17,644,344    81,490,976   100,953,047
                                    ------------  ------------  ------------
                                     418,005,558   423,945,367   425,023,150
 Foreign:
  Unaffiliated customers              22,076,648    25,729,719    33,500,640
  Interarea transfers                  9,882,463     8,071,010     6,505,547
                                    ------------  ------------  ------------
                                      31,959,111    33,800,729    40,006,187

 Elimination--Transfers               27,526,807    89,561,986   107,458,594
                                    ------------  ------------  ------------
NET SALES                           $422,437,862  $368,184,110  $357,570,743
                                    ============  ============  ============

OPERATING PROFIT
 United States                      $ 72,736,494  $ 53,214,768  $ 54,013,927
 Foreign                               1,124,102     2,435,236     2,467,559
                                    ------------  ------------  ------------
OPERATING PROFIT                      73,860,596    55,650,004    56,481,486

Corporate expense                     10,407,017    40,128,536    12,818,999
Interest expense                       7,545,535     6,945,585     5,206,767
                                    ------------  ------------  ------------
INCOME BEFORE INCOME TAXES          $ 55,908,044  $  8,575,883  $ 38,455,720
                                    ============  ============  ============

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

Additional information regarding assets and liabilities by geographic area follows:

                                           June 30

                                    2001               2000
                                ------------      ------------
IDENTIFIABLE ASSETS
  United States                 $303,913,079      $289,065,119
  Foreign                         21,859,167        26,112,510
                                ------------      ------------
                                 325,772,246       315,177,629
Corporate assets (cash and
  short-term investments
  and deferred income taxes)      42,176,217        37,398,886
                                ------------      ------------

TOTAL ASSETS                    $367,948,463      $352,576,515
                                ============      ============

TOTAL ASSETS
 United States                  $339,944,539      $318,322,112
 Foreign                          28,003,924        34,254,403
                                ------------      ------------
TOTAL ASSETS                    $367,948,463      $352,576,515
                                ============      ============

TOTAL LIABILITIES
 United States                  $131,137,896      $157,889,536
 Foreign                           1,542,419         3,581,086
                                ------------      ------------
TOTAL LIABILTIES                $132,680,315      $161,470,622
                                ============      ============

The Company develops, manufactures and markets medical devices for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. During the fiscal year ended June 30, 2001, one customer accounted for 11% of net sales. No single customer accounted for 10% or more of net sales for the fiscal years ended June 30, 2000 or 1999.

NOTE J -- RETIREMENT PLANS

The Company has a Retirement Savings Plan which is available to all U.S. employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100% rate and may make discretionary contributions. Total Company contributions to these plans was $1,307,000, $1,528,000, and $1,270,000, for the years ended June 30, 2001, 2000, and 1999, respectively. The Company's current benefit program does not provide any other postretirement benefits to employees.

NOTE K -- CONTINGENCIES

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

In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables transferred to the leasing companies. The total exposure for unpaid installment receivables was approximately $22,670,000 and $20,928,000 at June 30, 2001 and 2000, respectively. The transfer of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (and Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for such transfers that occurred after March 31, 2001) and therefore, these receivables are not recorded on the Company's financial statements.

NOTE L -- RESTRUCTURING

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

Reconciliation of Restructuring Reserves


                                    Employee                   Lease Buyouts
                                   Severance       Asset      & Other Direct       Total
                                     Costs      Write-Downs      Expenses      Restructuring
                                  ------------  ------------  ---------------  --------------
Balance at July 1, 1999           $         0   $         0     $          0    $          0
Restructuring charges (net)         6,300,000     8,900,000       14,000,000      29,200,000
Cash expenditures                  (3,100,000)            0      (12,900,000)    (16,000,000)
Noncash expenditures                        0    (1,700,000)               0      (1,700,000)
                                  -----------   -----------     ------------    ------------
Balance at June 30, 2000            3,200,000     7,200,000        1,100,000      11,500,000

Restructuring charges (net)(1)       (200,000)    1,000,000                0         800,000
Cash expenditures                  (1,500,000)            0         (900,000)     (2,400,000)
Noncash expenditures                        0    (2,500,000)               0      (2,500,000)
                                  -----------   -----------     ------------    ------------
Balance at June 30, 2001          $ 1,500,000   $ 5,700,000     $    200,000    $  7,400,000
                                  ===========   ===========     ============    ============

(1) During the period ended March 31, 2001, the Company also recorded a gain of approximately $2,000,000 on the sale of the Westminster, Colorado facility.

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

During fiscal year 2001, the Westminster, Colorado facility was sold as planned, and a gain of approximately $2,000,000 was recorded on the sale. Also during fiscal year 2001, final restructuring expenses of $800,000 were incurred, primarily for inventory write-offs of discontinued products.

Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of June 30, 2001 are expected to be paid out during fiscal year 2002.

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

NOTE M -- STOCK REPURCHASE

In August 1998, the Company's Board of Directors authorized a stock buyback of up to 1,000,000 shares of the Company's outstanding common stock. In October 1998, the Board of Directors increased the authorization to a total of up to 2,000,000 shares and in March 1999 increased the authorization to a total of up to 3,000,000 shares. In September 1999, the Company's Board of Directors increased the authorization to the present total of up to 4,000,000 shares. During fiscal year 1999, the Company repurchased, net of share usage, a total of 2,640,000 shares in open market transactions resulting in a net use of cash of $33,055,000. During fiscal year 2000, the Company repurchased, net of share usage, a total of 1,044,000 shares in open market transactions resulting in a net use of cash of $9,201,000. No shares were repurchased during fiscal year 2001. The Company has repurchased a total of 3,800,000 shares under this buyback program. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

NOTE N -- SPECIAL ITEMS

In March 2001, one of the Company's significant hospital distribution customers ceased operations. The Company recorded an increase to the allowance for doubtful accounts of $1,200,000 to address the potential uncollectability of the balance due from this customer.

As previously disclosed, in February 2000, the parent company of one of the Company's major customers filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company's customer was one of the entities included in the filing. According to press releases issued in connection with the filing and discussions with the customer, the election to seek court protection was made in order to facilitate the restructuring of the parent company's capital and lease obligations and normal business operations of the Company's customer are continuing. The Company's total balance due from the customer at the date of the filing was approximately $4,500,000, and accordingly, the Company has recorded a $4,500,000 increase to the allowance for doubtful accounts during fiscal year 2000. In November 2000, the Company reached a settlement under which the customer paid a portion of the petition-date balance. The remaining petition-date balance will constitute a claim in the continuing bankruptcy case.

NOTE O -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Year Ended June 30
                                                                   2001         2000          1999
                                                                   ----         ----          ----
Numerator:

Net Income                                                      $33,571,284  $ 5,752,284   $23,061,484

Denominator:

Denominator for basic earnings per share-
Weighted average shares                                          29,962,366   29,660,366    31,521,296


Effect of Dilutive Securities-
Stock Options                                                       923,677      343,389       434,792
                                                                ------------  -----------  ------------

Denominator for diluted earnings per share - adjusted
 weighted average shares and assumed conversions                 30,886,043   30,003,755    31,956,088
                                                                ===========  ===========   ===========

Basic Earnings Per Share                                        $      1.12  $      0.19   $      0.73
                                                                ===========  ===========   ===========

Diluted Earnings Per Share                                      $      1.09  $      0.19   $      0.72
                                                                ===========  ===========   ===========


NOTE P -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2001 and 2000:

                                                               2001
                                                               ----
                                                        Three Months Ended
                                 September 30       December 31        March 31           June 30
                                 ------------       -----------      ------------       -----------
Net Sales                         $92,064,000      $104,548,000      $110,208,000      $115,618,000

Gross Profit Including
 Restructuring Costs               43,402,000        49,436,000        50,787,000        54,726,000

Gross Profit Excluding
 Restructuring Costs               43,402,000        49,436,000        51,512,000        54,726,000

Restructuring Costs
 (Credits) - Net                            0                 0        (1,184,000)                0

Net Income                          6,291,000         8,010,000         9,313,000         9,957,000

Basic Earnings Per Share                 0.21              0.27              0.31              0.33
Diluted Earnings Per Share               0.21              0.26              0.30              0.32

                                                                  2000
                                                                  ----
                                                             Three Months Ended
                                     September 30      December 31         March 31         June 30
                                     ------------      -----------       -----------      -----------
Net Sales                            $80,599,000       $91,703,000       $97,837,000      $98,045,000

Gross Profit Including
 Restructuring Costs                  32,587,000        42,321,000        45,838,000       42,208,000

Gross Profit Excluding
 Restructuring Costs                  37,163,000        42,321,000        46,352,000       45,828,000

Restructuring Costs                   14,679,000         3,326,000         4,232,000        6,959,000

Net Income (Loss)                     (4,554,000)        3,664,000         3,789,000        2,853,000

Basic Earnings (Loss) Per Share            (0.15)             0.12              0.13             0.10
Diluted Earnings (Loss) Per Share          (0.15)             0.12              0.13             0.09


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                   PART III

Items 10 through 13.
--------------------

          In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 2001 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 12, 2001, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

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

(a) (1)    Financial Statements:
           ---------------------

           The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated July 24, 2001, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(a) (2)    Financial Statement Schedules:
           ------------------------------
                                                           Page
                                                           ----
           Financial Statement Schedules:

           Valuation and Qualifying Accounts..........      43


                         FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

COL. A                                  COL. B               COL. C               COL. D         COL. E

                                                            ADDITIONS
                                        Balance at   Charged to  Charged to                      Balance
                                        Beginning of Costs and   Other Accts-     Deductions-    at End
DESCRIPTION                             Period       Expenses    Describe         Describe       of Period
-------------------------------------------------------------------------------------------------------------
Year ended June 30, 2001:
Deducted from asset accounts:
 Allowance for doubtful
 accounts                               $17,975,000  $2,000,000  $                $3,518,000(a)  $16,457,000
                                        ===========  ==========  ===============  ==========     ===========
Year ended June 30, 2000:
Deducted from asset accounts:
 Allowance for doubtful
 accounts                               $13,919,000  $4,500,000  $                $  444,000(a)  $17,975,000
                                        ===========  ==========  ===============  ==========     ===========
Year ended June 30, 1999:
Deducted from asset accounts:
 Allowance for doubtful
 accounts                               $ 8,246,000  $6,600,000  $                $  927,000(a)  $13,919,000
                                        ===========  ==========  ===============  ==========     ===========

(a) Write-off of uncollectible accounts.


           All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(a) (3)   Exhibits
          --------

          Those exhibits listed on the exhibit index beginning on page 46 of this Form 10-K are filed herewith or incorporated by reference.

(b)  Reports on Form 8-K:
     --------------------

     Not applicable.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RESPIRONICS, INC.



                                    By: /s/ James W. Liken
                                        ---------------------------------
                                        James W. Liken, President and
                                        Chief Executive Officer

Date: September 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 28, 2001:

           /s/ James W. Liken                         /s/ James H. Hardie
 -------------------------------------     -------------------------------------
             James W. Liken                             James H. Hardie
             (President and                                (Director)
         Chief Executive Officer
              and Director)
       (Principal Executive Officer)

         /s/ Daniel J. Bevevino                       /s/ Donald H. Jones
 -------------------------------------     -------------------------------------
           Daniel J. Bevevino                           Donald H. Jones
   (Vice President and Chief Financial                     (Director)
                Officer)
      (Principal Accounting Officer)

         /s/ Gerald E. McGinnis                     /s/ Craig B. Reynolds
 -------------------------------------     -------------------------------------
           Gerald E. McGinnis                         Craig B. Reynolds
            (Chairman of the                              (Director)
           Board of Directors)


           /s/ Daniel P. Barry                       /s/ Joseph C. Lawyer
 -------------------------------------     -------------------------------------
             Daniel P. Barry                           Joseph C. Lawyer
               (Director)                                 (Director)


          /s/ Douglas A. Cotter                     /s/ J. Terry Dewberry
 -------------------------------------     -------------------------------------
            Douglas A. Cotter                         J. Terry Dewberry
               (Director)                                 (Director)


           /s/ Sean McDonald                        /s/ Candace L. Littell
 -------------------------------------     -------------------------------------
             Sean McDonald                            Candace L. Littell
              (Director)                                   (Director)

                                EXHIBITS INDEX

Exhibit No.            Description and Method of Filing
-----------            --------------------------------
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

10.2 Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on

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

10.8 Separation Agreement and Complete Release dated September 2, 1999 between the Company and Dennis S. Meteny filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.9 1991 Non-Employee Directors' Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.10 1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.11         Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as
              Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

10.16 Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.17 Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.18 Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.19 Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.20 Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.21 Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit
              10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.22 Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.23 Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.24 Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

10.29         Lease Agreement, dated December 20, 1993, between Max L.
              Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.30 Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.31 Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.32         Respironics, Inc. 1997 Non-Employee Directors' Fee Plan, filed as
              Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.33 Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.34 Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.35 First Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of August 19, 1998, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.36 Second Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing bank, PNC BANK, NATIONAL ASSOCIATION, as the Administrative Agent and the Syndication Agent and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION as the Documentation Agent, dated as of December 9, 1998, filed as Exhibit 10.38 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

10.37 Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.38 Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.39 Third Amendment to the Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY HERETO, as the Lenders hereunder, PNC BANK, NATIONAL ASSOCIATION as the Issuing Bank, PNC BANK, NATIONAL ASSOCIATION, as the Administrative Agent, BANK of AMERICA, N.A. as the Syndication Agent and FIRST UNION NATIONAL BANK as the Documentation Agent, dated as of July 7, 2000, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.40 Separation Agreement between the Company and Robert D. Crouch dated October 12, 2000, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

10.41 2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.



21.1 List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1 Consent of Ernst & Young, filed as Exhibit 23.1 to this Annual Report on Form 10-K.