Form 10-Q
period 2001-09-30
RESPIRONICS INC
filed 2001-11-14
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange
----
Act of 1934 for the quarterly period ended September 30, 2001 or

____ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No _______ .
                                       ---

As of October 31, 2001, there were 34,110,511 shares of Common Stock of the registrant outstanding, of which 3,633,836 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.   Financial Statements (Unaudited).

          Independent Accountants' Review Report

          Consolidated balance sheets -- September 30, 2001 and June 30, 2001.

          Consolidated statements of operations -- Three months ended September 30, 2001 and 2000.

          Consolidated statements of cash flows -- Three months ended September 30, 2001 and 2000.

          Notes to consolidated financial statements - September 30, 2001.


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

Item 6.   Exhibits and Reports on Form 8-K.


SIGNATURES
----------

                    Independent Accountants' Review Report

Board of Directors
Respironics, Inc. and Subsidiaries


We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein and in our report dated July 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
October 23, 2001

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                         September 30               June 30
                                                                                             2001                     2001
                                                                                        ----------------        ----------------
ASSETS

CURRENT ASSETS
              Cash and short-term investments                                           $     37,427,478        $    27,320,910
              Trade accounts receivable, less allowance for
                   doubtful accounts of $17,374,000 and $16,457,000                           96,770,818             98,078,344
              Inventories                                                                     69,337,742             73,417,896
              Prepaid expenses and other                                                      11,818,976             10,937,110
              Deferred income tax benefits                                                    14,855,307             14,855,307
                                                                                        ----------------        ---------------
                           TOTAL CURRENT ASSETS                                              230,210,321            224,609,567

PROPERTY, PLANT AND EQUIPMENT
              Land                                                                             2,506,052              2,506,052
              Building                                                                         8,580,888              8,509,596
              Machinery and equipment                                                         87,295,026             84,559,172
              Furniture, office and computer equipment                                        59,936,115             56,011,341
              Leasehold improvements                                                           5,434,673              5,286,891
                                                                                        ----------------        ---------------
                                                                                             163,752,754            156,873,052
              Less allowances for depreciation
                           and amortization                                                   93,940,107             87,725,808
                                                                                        ----------------        ---------------
                                                                                              69,812,647             69,147,244


OTHER ASSETS                                                                                  13,071,138             14,334,938


GOODWILL                                                                                      59,557,755             59,856,714
                                                                                        ----------------        ---------------

                                                                                        $    372,651,861        $   367,948,463
                                                                                        ================        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                          $     25,972,950        $    28,964,129
              Accrued expenses and other                                                      20,657,023             19,662,491
              Current portion of long-term obligations                                           932,197              3,998,317
                                                                                        ----------------        ---------------
                           TOTAL CURRENT LIABILITIES                                          47,562,170             52,624,937

LONG-TERM OBLIGATIONS                                                                         79,917,541             80,055,378

SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value; authorized 100,000,000 shares;
                     issued and outstanding 34,089,171 shares at September
                     30, 2001 and 34,013,785 shares at June 30, 2001                             340,892                340,138
              Additional capital                                                             122,744,333            121,720,289
              Accumulated other comprehensive loss                                            (3,502,397)            (4,237,433)
              Retained earnings                                                              168,135,687            160,033,521
              Treasury stock                                                                 (42,546,365)           (42,588,367)
                                                                                        ----------------        ---------------
                           TOTAL SHAREHOLDERS' EQUITY                                        245,172,150            235,268,148
                                                                                        ----------------        ---------------

                                                                                        $    372,651,861        $   367,948,463
                                                                                        ================        ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                          Three months ended
                                                                              September 30                  September 30
                                                                                  2001                          2000
                                                                        --------------------------------------------------
Net sales                                                                   $      107,408,622            $    92,064,204
Cost of goods sold                                                                  56,508,529                 48,661,952
                                                                            ------------------            ---------------

              GROSS MARGIN                                                          50,900,093                 43,402,252

General and administrative expenses                                                 12,909,013                 10,869,663
Sales, marketing and commission expenses                                            19,498,801                 16,823,393
Research and development expenses                                                    4,313,602                  3,371,149
Interest expense                                                                     1,074,588                  2,149,124
Other income                                                                          (323,432)                  (295,498)
                                                                            ------------------            ---------------
                                                                                    37,472,572                 32,917,831
                                                                            ------------------            ---------------

              INCOME BEFORE INCOME TAXES                                            13,427,521                 10,484,421

Income taxes                                                                         5,325,355                  4,193,769
                                                                            ------------------            ---------------

              NET INCOME                                                    $        8,102,166            $     6,290,652
                                                                            ==================            ===============

Basic earnings per share                                                    $             0.27            $          0.21
                                                                            ==================            ===============

Basic shares outstanding                                                            30,408,210                 29,477,044

Diluted earnings per share                                                  $             0.26            $          0.21
                                                                            ==================            ===============

Diluted shares outstanding                                                          31,361,104                 30,289,365

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                       Three Months Ended September 30
                                                                                      2001                             2000
                                                                               ---------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                    $       8,102,166                $    6,290,652
   Adjustments to reconcile net income to net
      cash provided by operating activities:
                Depreciation and amortization                                            8,527,596                     7,020,984
                Changes in operating assets and liabilities:
                   Decrease in accounts receivable                                       1,307,526                     1,664,491
                   Decrease (increase) in inventories                                    4,080,154                      (705,695)
                   Change in other operating assets and liabilities                     (2,063,047)                   (5,368,892)
                                                                                 -----------------                --------------

                        NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                                         19,954,395                     8,901,540

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                             (7,104,159)                   (8,304,395)
  Additional purchase price for acquired business                                         (606,511)                     (787,580)
                                                                                 -----------------                --------------

                        NET CASH  USED BY
                           INVESTING ACTIVITIES                                         (7,710,670)                   (9,091,975)

FINANCING ACTIVITIES
  Net decrease in borrowings                                                            (3,203,957)                     (337,755)
  Issuance of common stock                                                               1,024,798                       572,977
  Use of treasury stock, net                                                                42,002                        29,929
                                                                                 -----------------                --------------

                        NET CASH (USED) PROVIDED BY
                           FINANCING ACTIVITIES                                         (2,137,157)                      265,151

                                                                                 -----------------                --------------

                            INCREASE IN CASH AND
                               SHORT-TERM INVESTMENTS                                   10,106,568                        74,716

Cash and short-term investments at beginning of period                                  27,320,910                    19,594,484
                                                                                 -----------------                --------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                 $      37,427,478                $   19,669,200
                                                                                 =================                ==============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2001



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


NOTE B -- INVENTORIES

The composition of inventory is as follows:

                                                 September 30         June 30
                                                      2001              2001
                                                 -----------         -----------
                     Raw materials               $17,935,000         $20,738,000
                     Work-in-process               5,154,000           5,961,000
                     Finished goods               46,249,000          46,719,000
                                                 -----------         -----------

                                                 $69,338,000         $73,418,000
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


NOTE D -- RESTRUCTURING CHARGES

In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. The following table summarizes these restructuring charges and corresponding expenditures.


RECONCILIATION OF RESTRUCTURING RESERVES

                                          Employee                                         Lease Buyouts
                                          Severance                  Asset                & Other Direct               Total
                                            Costs                 Write-Downs                Expenses              Restructuring
                                     --------------------     ---------------------     --------------------    --------------------
Balance at July 1, 1999              $                 -      $                  -      $                 -     $                 -
Restructuring charges (net)                    6,300,000                 8,900,000               14,000,000              29,200,000
Cash expenditures                             (3,100,000)                        -              (12,900,000)            (16,000,000)
Noncash expenditures                                   -                (1,700,000)                       -              (1,700,000)
                                     --------------------     ---------------------     --------------------    --------------------
Balance at June 30, 2000                       3,200,000                 7,200,000                1,100,000              11,500,000
                                     --------------------     ---------------------     --------------------    --------------------

Restructuring charges (net)                     (200,000)                1,000,000                        -                 800,000
Cash expenditures                             (1,500,000)                        -                 (900,000)             (2,400,000)
Noncash expenditures                                   -                (2,500,000)                       -              (2,500,000)
                                     --------------------     ---------------------     --------------------    --------------------
Balance at June 30, 2001                       1,500,000                 5,700,000                  200,000               7,400,000
                                     --------------------     ---------------------     --------------------    --------------------

Restructuring charges (net)                            -                         -                        -                       -
Cash expenditures                               (400,000)                        -                        -                (400,000)
Noncash expenditures                                   -                  (400,000)                       -                (400,000)
                                     --------------------     ---------------------     --------------------    --------------------
Balance at September 30, 2001        $         1,100,000      $          5,300,000      $           200,000     $         6,600,000
                                     ====================     =====================     ====================    ====================

Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of September 30, 2001 are expected to be paid out during fiscal year 2002.


NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, were as follows:

                                                                    Three Months Ended
                                                          September 30,             September 30,
                                                              2001                      2000
                                                        ------------------        ------------------
Net income                                              $       8,102,000         $       6,291,000

Foreign currency translation gains (losses)                       735,000                  (976,000)
                                                        ------------------        ------------------

Comprehensive income                                    $       8,837,000         $       5,315,000
                                                        ==================        ==================

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of programs, interest rate fluctuations, intellectual property and related litigation, other litigation, FDA and other government regulation, and third party reimbursement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the three months ended September 30, 2001 were $107,409,000 representing a 17% increase over the sales of $92,064,000 recorded for the three months ended September 30, 2000. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales for the quarter. Sales of the Company's non-invasive ventilation devices also increased during the quarter, particularly sales of the Company's BiPAP(R) Synchrony(TM) Ventilatory Support System, which was introduced during fiscal year 2001. These product lines comprise the major part of the Company's homecare product offerings. Sales of the Company's asthma and allergy products and its domestic hospital products also increased during the current quarter.

     The Company's gross profit was 47% of net sales for the quarters ended September 30, 2001 and 2000. This static gross profit percentage reflects the impact of higher revenue levels, offset by sales mix and selling price decreases consistent with those seen in prior years.

     General and administrative expenses were $12,909,000 (12% of net sales) for the quarter ended September 30, 2001 as compared to $10,870,000 (12% of net sales) for the quarter ended September 30, 2000. The increase in absolute dollars of general and administrative expenses for the current quarter was due primarily to increases in spending consistent with the growth of the Company's business, including credit and collection department expenses.

     Sales, marketing and commission expenses were $19,499,000 (18% of net sales) for the quarter ended September 30, 2001 as compared to $16,823,000 (18% of net sales) for the quarter ended September 30, 2000. The increase in absolute dollars of expense for the current quarter was due primarily to increased sales (resulting in higher commission and bonus expenses) and increased sales, marketing, product support, and service activity levels in the Company's homecare and hospital product lines during the current year.

     Research and development expenses were $4,314,000 (4% of net sales) for the quarter ended September 30, 2001 as compared to $3,371,000 (4% of net sales) for the quarter ended September 30, 2000. The increase in absolute dollars of expense for the current quarter was due primarily to the timing of research and development projects. Significant product development efforts are ongoing and new product launches in many of the Company's major product lines are scheduled for the remainder of fiscal year 2002. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products, including congestive heart failure.

     The Company's effective income tax rate was approximately 40% for the quarters ended September 30, 2001 and 2000.

     As a result of the factors described above, the Company's net income was $8,102,000 (8% of net sales) or $0.26 per diluted share for the quarter ended September 30, 2001 as compared to net income of $6,291,000 (7% of net sales) or $0.21 per diluted share for the quarter ended September 30, 2000.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $182,648,000 at September 30, 2001 and $171,985,000 at June 30, 2001. Net cash provided by operating activities was $19,954,000 for the three months ended September 30, 2001 as compared to $8,902,000 for the three months ended September 30, 2000. The increase in cash provided by operating activities for the current three-month period was primarily due to higher earnings and reductions in inventory as compared to an inventory increase in the prior year.

     Net cash used by investing activities was $7,711,000 for the three months ended September 30, 2001 as compared to $9,092,000 for the three months ended September 30, 2000. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the periods described includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities and accumulated cash and short-term investments.

     Net cash used or provided by financing activities includes repayments under the Company's various long-term obligations and proceeds from the issuance of common stock under the Company's stock option plans. Net cash used by financing activities was $2,137,000 for the three months ended September 30, 2001 as compared to net cash provided by financing activities of $265,000 for the three months ended September 30, 2000. The increase in cash used by financing activities was due primarily to a repayment of $3,000,000 on the Company's revolving credit facility during the current quarter.

     The Company believes that projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $44,900,000 at September 30, 2001), and its accumulated cash and short-term investments will be sufficient to meet its current and presently anticipated future needs for the next twelve months for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At September 30, 2001, the Company had total long-term debt obligations, including the current portion of those obligations, of $80,850,000. Of that amount, $1,950,000 was in fixed rate obligations and $78,900,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the September 30, 2001 weighted average interest rate of 3.72% to a weighted average interest rate of 4.09%), annual interest expense would be approximately $294,000 higher based on the September 30, 2001 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

     Foreign Exchange Rates: Information relating to the sensitivity to foreign currency exchange rate changes is omitted because foreign exchange exposure risk has not materially changed from that disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


Inflation

     Inflation has not had a significant effect on the Company's business during the periods discussed.


Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

     In August 2001, Statement of Financial Accounting Standards No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations," was issued. This Statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FAS 143 is effective for the Company's fiscal year ended June 30, 2003. The Company is currently assessing, but has not yet determined, the impact of FAS 143 on its financial position and results of operations.

     In August 2001, Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 is effective for the Company's fiscal year ended June 30, 2003. The Company is currently assessing, but has not yet determined, the impact of FAS 144 on its financial position and results of operations.


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

(a)  Exhibits

     Exhibit 15  Acknowledgement of Ernst & Young LLP.

(b)  Reports on Form 8-K

     Not applicable

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  RESPIRONICS, INC.

Date:  November 14, 2001                          /s/ Daniel J. Bevevino
      -----------------------                     ---------------------------
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