Form 10-Q
period 2001-12-31
RESPIRONICS INC
filed 2002-02-14
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)

   X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
  ---
Exchange Act of 1934 for the quarterly period ended December 31, 2001
                                                    -----------------
or

  ___ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to___________

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


As of January 31, 2002, there were 34,180,788 shares of Common Stock of the registrant outstanding, of which 3,593,139 were held in treasury.

                                     INDEX


                               RESPIRONICS, INC.



PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Independent Accountants' Review Report

         Consolidated balance sheets -- December 31, 2001 and June 30, 2001.

         Consolidated statements of operations -- Three months and six months ended December 31, 2001 and 2000.

         Consolidated statements of cash flows -- Six months ended December 31, 2001 and 2000.

         Notes to consolidated financial statements - December 31, 2001.


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

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
----------

                    Independent Accountants' Review Report

Board of Directors
Respironics, Inc. and Subsidiaries


We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                         /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 22, 2002

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                       December 31          June 30
                                                                           2001              2001
                                                                  ---------------------------------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments                                 $  43,547,224    $  27,320,910
     Trade accounts receivable, less allowance for
          doubtful accounts of $17,280,000 and $16,457,000             103,097,025       98,078,344
     Inventories                                                        68,308,233       73,417,896
     Prepaid expenses and other                                         12,475,124       10,937,110
     Deferred income tax benefits                                       14,855,307       14,855,307
                                                                     -------------    -------------
              TOTAL CURRENT ASSETS                                     242,282,913      224,609,567

PROPERTY, PLANT AND EQUIPMENT
     Land                                                                2,506,052        2,506,052
     Building                                                            8,569,297        8,509,596
     Machinery and equipment                                            92,542,439       84,559,172
     Furniture, office and computer equipment                           60,388,517       56,011,341
     Leasehold improvements                                              5,511,093        5,286,891
                                                                     -------------    -------------
                                                                       169,517,398      156,873,052

     Less allowances for depreciation
              and amortization                                         100,152,874       87,725,808
                                                                     -------------    -------------
                                                                        69,364,524       69,147,244

OTHER ASSETS                                                            13,522,671       14,334,938

GOODWILL                                                                58,626,805       59,856,714
                                                                     -------------    -------------

                                                                     $ 383,796,913    $ 367,948,463
                                                                     =============    =============

See notes to consolidated financial statements.

                                                                               December 31       June 30
                                                                                  2001             2001
                                                                            ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                       $  28,098,440    $  28,964,129
     Accrued expenses and other                                                19,810,901       19,662,491
     Current portion of long-term obligations                                     797,087        3,998,317
                                                                            -------------    -------------
              TOTAL CURRENT LIABILITIES                                        48,706,428       52,624,937

LONG-TERM OBLIGATIONS                                                          79,648,070       80,055,378


SHAREHOLDERS' EQUITY
              Common Stock, $.01 par value; authorized
                     100,000,000 shares; issued and outstanding
                     34,152,935 shares at December 31, 2001 and
                     34,013,785 shares at June 30, 2001                           341,529          340,138
              Additional capital                                              123,514,502      121,720,289
              Accumulated other comprehensive loss                             (3,961,160)      (4,237,433)
              Retained earnings                                               178,092,894      160,033,521
              Treasury stock                                                  (42,545,350)     (42,588,367)
                                                                            -------------    -------------
                     TOTAL SHAREHOLDERS' EQUITY                               255,442,415      235,268,148
                                                                            -------------    -------------

                                                                            $ 383,796,913    $ 367,948,463
                                                                            =============    =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                  Three months ended                  Six months ended
                                              December 31      December 31       December 31     December 31
                                                 2001             2000              2001            2000
                                           --------------------------------  ----------------------------------
Net sales                                  $ 117,383,688    $ 104,547,903    $ 224,792,310    $ 196,612,107
Cost of goods sold                            62,685,019       55,112,186      119,193,548      103,774,138
                                           -------------    -------------    -------------    -------------

        GROSS MARGIN                          54,698,669       49,435,717      105,598,762       92,837,969

General and administrative expenses           14,145,347       12,960,050       27,054,360       23,829,713
Sales, marketing and commission expenses      19,557,427       17,595,740       39,056,228       34,419,133
Research and development expenses              3,988,102        3,726,994        8,301,704        7,098,143
Interest expense                                 792,412        2,013,838        1,867,000        4,162,962
Other income                                    (286,453)        (210,830)        (609,885)        (506,328)
                                           -------------    -------------    -------------    -------------
                                              38,196,835       36,085,792       75,669,407       69,003,623
                                           -------------    -------------    -------------    -------------

        INCOME BEFORE INCOME TAXES            16,501,834       13,349,925       29,929,355       23,834,346

Income taxes                                   6,544,627        5,339,970       11,869,982        9,533,739
                                           -------------    -------------    -------------    -------------

        NET INCOME                         $   9,957,207    $   8,009,955    $  18,059,373    $  14,300,607
                                           =============    =============    =============    =============

Basic earnings per share                   $        0.33    $        0.27    $        0.59    $        0.48
                                           =============    =============    =============    =============

Basic shares outstanding                      30,493,789       29,813,027       30,451,000       29,645,035

Diluted earnings per share                 $        0.32    $        0.26    $        0.58    $        0.47
                                           =============    =============    =============    =============

Diluted shares outstanding                    31,444,073       30,772,494       31,402,589       30,530,929

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                                                      Six Months Ended December 31
                                                                                                      2001                 2000
                                                                                                 -----------------------------------
OPERATING ACTIVITIES
   Net income                                                                                   $ 18,059,373           $ 14,300,607
   Adjustments to reconcile net income to net
      cash provided by operating activities:
                Depreciation and amortization                                                     16,371,125             14,254,392
                Changes in operating assets and liabilities:
                   Increase in accounts receivable                                                (5,018,681)            (3,358,156)
                   Decrease (increase) in inventories                                              5,109,663             (6,173,675)
                   Change in other operating assets and liabilities                               (2,845,205)            (1,975,083)
                                                                                                ------------           ------------
                        NET CASH PROVIDED BY
                           OPERATING ACTIVITIES                                                   31,676,275             17,048,085

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                                      (13,073,533)           (16,358,924)
  Additional purchase price for acquired business                                                   (606,511)              (787,580)
                                                                                                ------------           ------------
                        NET CASH  USED BY
                           INVESTING ACTIVITIES                                                  (13,680,044)           (17,146,504)

FINANCING ACTIVITIES
  Net decrease in borrowings                                                                      (3,608,538)              (840,275)
  Issuance of common stock                                                                         1,795,604              5,578,639
  Use (acquisition) of treasury stock, net                                                            43,017               (166,115)
                                                                                                ------------           ------------

                        NET CASH (USED) PROVIDED BY
                           FINANCING ACTIVITIES                                                   (1,769,917)             4,572,249

                                                                                                ------------           ------------

                            INCREASE IN CASH AND
                               SHORT-TERM INVESTMENTS                                             16,226,314              4,473,830

Cash and short-term investments at beginning of period                                            27,320,910             19,594,484
                                                                                                ------------           ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                                                $ 43,547,224           $ 24,068,314
                                                                                                ============           ============
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2001



NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


NOTE B -- INVENTORIES

The composition of inventory is as follows:


                                   December 31         June 30
                                       2001              2001
                                   -----------       -----------
            Raw materials          $16,231,000       $20,738,000
            Work-in-process          4,233,000         5,961,000
            Finished goods          47,844,000        46,719,000
                                   -----------       -----------

                                   $68,308,000       $73,418,000
                                   ===========       ===========


NOTE C -- CONTINGENCIES

As previously disclosed, the Company is party to actions filed in a Federal District Court in January 1995 and June 1996 in which a competitor alleges that the Company's manufacture and sale in the United States of certain products infringes four of the competitor's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated. The Court has granted the Company's various motions for summary judgment and held that the Company does not infringe any of the competitor's four patents at issue. The competitor may seek an appeal of those decisions. In any event, the Company intends to continue to pursue its claims that the competitor's patents are invalid or unenforceable.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company's results of operations or financial condition.


NOTE D -- RESTRUCTURING CHARGES

In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a divisional and management realignment, and an approximate ten percent workforce reduction associated with those changes. The workforce reduction involved approximately 200 employees in areas of executive management, manufacturing, engineering, sales and marketing, administration, and service. The following table summarizes these restructuring charges and corresponding expenditures.


RECONCILIATION OF RESTRUCTURING RESERVES

                                                       Employee                                 Lease Buyouts
                                                       Severance               Asset           & Other Direct           Total
                                                         Costs              Write-Downs           Expenses          Restructuring
                                                    --------------       --------------       ---------------      --------------
Balance at July 1, 1999                             $          -         $          -         $          -         $          -
Restructuring charges (net)                            6,300,000            8,900,000           14,000,000           29,200,000
Cash expenditures                                     (3,100,000)                   -          (12,900,000)         (16,000,000)
Noncash expenditures                                           -           (1,700,000)                   -           (1,700,000)
                                                    ------------         ------------         ------------         ------------
Balance at June 30, 2000                               3,200,000            7,200,000            1,100,000           11,500,000
                                                    ------------         ------------         ------------         ------------
Restructuring charges (net)                             (200,000)           1,000,000                    -              800,000
Cash expenditures                                     (1,500,000)                   -             (900,000)          (2,400,000)
Noncash expenditures                                           -           (2,500,000)                   -           (2,500,000)
                                                    ------------         ------------         ------------         ------------
Balance at June 30, 2001                               1,500,000            5,700,000              200,000            7,400,000
                                                    ------------         ------------         ------------         ------------
Restructuring charges (net)                                    -                    -                    -                    -
Cash expenditures                                       (400,000)                   -                    -             (400,000)
Noncash expenditures                                           -             (400,000)                   -             (400,000)
                                                    ------------         ------------         ------------         ------------
Balance at September 30, 2001                          1,100,000            5,300,000              200,000            6,600,000
                                                    ------------         ------------         ------------         ------------
Restructuring charges (net)                                    -                    -                    -                    -
Cash expenditures                                       (400,000)                   -                    -             (400,000)
Noncash expenditures                                           -                    -                    -                    -
                                                    ------------         ------------         ------------         ------------
Balance at December 31, 2001                        $    700,000         $  5,300,000         $    200,000         $  6,200,000
                                                    ============         ============         ============         ============

The non-cash expenditures presented as reductions of the asset write-down restructuring charge represent disposals of fully written-down assets, including rationalized inventories and impairments to long-lived assets held for disposal consisting of machinery, equipment and computer software.

Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of December 31, 2001 are expected to be paid out during fiscal year 2002.

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                              Three Months Ended                       Six Months Ended
                                                       December 31,         December 31,         December 31,      December 31,
                                                          2001                  2000                2001              2000
                                                   -----------------    ----------------      ----------------  ----------------
Net income                                         $      9,957,000     $     8,010,000       $    18,059,000   $    14,301,000

Foreign currency translation (losses) gains                (459,000)            286,000               276,000          (690,000)
                                                   ----------------     ---------------       ---------------   ----------------

Comprehensive income                               $      9,498,000     $     8,296,000       $    18,335,000   $    13,611,000
                                                   ================     ===============       ===============   ================

NOTE F - ACQUISITION

On December 18, 2001, the Company announced that it had entered into a definitive merger agreement with Novametrix Medical Systems Inc. ("Novametrix") pursuant to which the Company will acquire Novametrix. Under the terms of the agreement, the Company will issue a number of shares of its common stock determined by an exchange ratio that is based upon the weighted average selling prices of the Company's stock during a 20 day trading period prior to the closing, subject to a collar.

The exchange ratio determines the number of shares of the Company's stock that will be provided for each share of Novametrix common stock. If the Company's weighted average selling price is from $30.00 to $31.99 per share over the relevant trading period, the exchange ratio will be equal to $8.00 divided by the weighted average selling price. If the Company's weighted average selling price is from $32.00 to $35.00 over the relevant trading period, the exchange ratio will be equal to 0.25. If the Company's weighted average selling price exceeds $35.00, the exchange ratio will be equal to $8.75 divided by the weighted average selling price. If the Company's weighted average selling price is below $30.00 during the relevant trading period, the exchange ratio will be equal to 0.2667. However, if the Company's weighted average selling price is below $30.00 during the relevant trading period, Novametrix has the right to terminate the merger agreement. For additional information about the exchange ratio and the collar, see the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission.

Based on the Company's share price immediately prior to the announcement of the acquisition, the transaction would be valued at approximately $90 million, including the assumption of approximately $6 million in debt. The transaction is subject to approval by the stockholders of Novametrix and to customary closing conditions. Novametrix, which is publicly held and headquartered in Wallingford, Connecticut, is a leading cardiorespiratory monitoring company that develops, manufactures and markets proprietary state-of-the-art noninvasive monitors, sensors and disposable accessories. Novametrix's sales for its fiscal year ended April 29, 2001 were $54.7 million. The transaction is expected to close late in the third quarter or early in the fourth quarter of the Company's 2002 fiscal year.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of FAS 141 to account for any business combination that is consummated after July 1, 2001, including the pending acquisition of Novametrix described in Note F.

The Company will apply the new rules under FAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income, the impact of which is not yet fully determined. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, and third party reimbursement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the three months ended December 31, 2001 were $117,384,000 representing a 12% increase over the sales of $104,548,000 recorded for the three months ended December 31, 2000. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales for the quarter. Sales of the Company's non-invasive ventilation devices (units used to assist patients suffering from breathing disorders via airflow delivered through a mask) also increased during the quarter, particularly sales of the Company's BiPAP(R) Synchrony(TM) Ventilatory Support System, which was introduced during fiscal year 2001. These product lines comprise the major part of the Company's homecare product offerings. Sales of the Company's hospital products also increased during the current quarter, particularly sales of the Company's BiPAP(R) Vision(TM) ventilator.

     Net sales for the six months ended December 31, 2001 were $224,792,000 representing a 14% increase over the sales of $196,612,000 recorded for the six months ended December 31, 2000. Increases in the Company's sleep apnea therapy devices, oxygen concentrators, and masks and accessories as discussed above accounted for the majority of the increase in sales, along with increased sales of the Company's BiPAP(R) Synchrony(TM) non-invasive ventilation device and the Company's hospital BiPAP(R) Vision(TM) ventilator.

     The Company's gross profit was 47% of net sales for the quarters and six months ended December 31, 2001 and 2000. This static gross profit percentage reflects the impact of higher revenue levels, offset by sales mix and selling price decreases consistent with those decreases seen in prior years.

     General and administrative expenses were $14,145,000 (12% of net sales) for the quarter ended December 31, 2001 as compared to $12,960,000 (12% of net sales) for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, general and administrative expenses were $27,054,000 (12% of net sales) as compared to $23,830,000 (12% of net sales) for the prior year six-month period. The increases in absolute dollars of general and administrative expenses for the current quarter and six-month periods were due primarily to increases in spending consistent with the growth of the Company's business.

     Sales, marketing and commission expenses were $19,557,000 (17% of net sales) for the quarter ended December 31, 2001 as compared to $17,596,000 (17% of net sales) for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, sales, marketing and commission expenses were $39,056,000 (17% of net sales) as compared to $34,419,000 (18% of net sales) for the prior year six-month period. The increases in absolute dollars of expense for the current quarter and six-month periods were due primarily to increased sales (resulting in higher commission and bonus expenses) and increased sales, marketing, product support, and service activity levels across the Company's product lines during the current year.

     Research and development expenses were $3,988,000 (3% of net sales) for the quarter ended December 31, 2001 as compared to $3,727,000 (4% of net sales) for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, research and development expenses were $8,302,000 (4% of net sales) as compared to $7,098,000 (4% of net sales) for the prior year six-month period. The increases in absolute dollars of expense for the current quarter and six-month periods were due primarily to the timing of research and development projects. During the current quarter the Company introduced several new products including a bi-level obstructive sleep apnea therapy unit called the BiPAP(R) Pro and the ComfortClassic(TM) Nasal Mask. Significant product development efforts are ongoing and new product launches in many of the Company's major product lines are scheduled for the remainder of fiscal year 2002. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products, including congestive heart failure.

     The Company's effective income tax rate was approximately 40% for all periods presented.

     As a result of the factors described above, the Company's net income was $9,957,000 (8% of net sales) or $0.32 per diluted share for the quarter ended December 31, 2001 as compared to net income of $8,010,000 (8% of net sales) or $0.26 per diluted share for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, the Company's net income was $18,059,000 (8% of net sales) or $0.58 per diluted share as compared to net income of $14,301,000 (7% of net sales) or $0.47 per diluted share for the prior year six-month period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $193,576,000 at December 31, 2001 and $171,985,000 at June 30, 2001. Net cash provided by operating activities was $31,676,000 for the six months ended December 31, 2001 as compared to $17,048,000 for the six months ended December 31, 2000. The increase in cash provided by operating activities for the current six-month period was primarily due to higher earnings and reductions in inventory in the current period as compared to an inventory increase in the prior year.

     Net cash used by investing activities was $13,680,000 for the six months ended December 31, 2001 as compared to $17,147,000 for the six months ended December 31, 2000. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the periods described includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities and accumulated cash and short-term investments.

     Net cash used or provided by financing activities consists primarily of repayments under the Company's various long-term obligations and proceeds from the issuance of common stock under the Company's stock option plans. Net cash used by financing activities was $1,770,000 for the six months ended December 31, 2001 as compared to net cash provided by financing activities of $4,572,000 for the six months ended December 31, 2000. The reduction in cash flow from financing activities was due primarily to a repayment of $3,000,000 on the Company's revolving credit facility during the current year and a reduction in proceeds from the issuance of stock under the Company's stock option plans compared to prior year amounts.

     The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. The composition, nature, and amount of these obligations and commitments have not changed materially since June 30, 2001. See the Notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2001 for information about these obligations and commitments.

     In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables transferred to the leasing companies. The total exposure for unpaid installment receivables was approximately $19,005,000 at December 31, 2001 as compared to $22,670,000 at June 30, 2001. The transfer of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (and Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for such transfers that occurred after March 31, 2001) and therefore, these receivables are not recorded on the Company's financial statements.

     The Company's revolving credit agreement expires April 30, 2003. The Company has begun discussions with the agent for its current bank group regarding renewing or replacing the Company's existing revolving credit agreement. The Company expects to have a new credit agreement in place prior to the expiration of the existing credit agreement. The amount that would be borrowed under the new credit agreement has not yet been determined, but is currently expected to be at least $125,000,000, the amount available for borrowing under the current revolver.

     The Company believes that its sources of funding (consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $44,950,000 at December 31, 2001), and its accumulated cash and short-term investments) will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At December 31, 2001, the Company had total long-term debt obligations, including the current portion of those obligations, of $80,445,000. Of that amount, $1,745,000 was in fixed rate obligations and $78,700,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the December 31, 2001 weighted average interest rate of 3.64% to a weighted average interest rate of 4.00%), annual interest expense would be approximately $286,000 higher based on the December 31, 2001 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of FAS 141 to account for any business combination that is consummated after July 1, 2001, including the pending acquisition of Novametrix described in Note F.

     The Company will apply the new rules under FAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income, the impact of which is not yet fully determined. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002.

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

     In August 2001, Statement of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 is effective for the Company's fiscal year ended June 30, 2003. The Company is currently assessing, but has not yet determined, the impact of FAS 144 on its financial position and results of operations.

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

Item 2:  Changes in Securities
-------  ---------------------

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable


Item 3:  Defaults Upon Senior Securities
-------  -------------------------------

(a)  Not applicable
(b)  Not applicable


Item 4:  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The Company's Annual Meeting of Shareholders was held on November 12, 2001. The holders of 28,687,815 shares of the Company's stock (approximately 84% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were:

(i) the election of four persons to serve as directors for a three year term expiring at the Annual Meeting of Shareholders in 2004,

(ii)  the adoption of the Company's 2002 Employee Stock Purchase Plan, and

(iii) the ratification of the selection of Ernst & Young LLP as independent public accountants to audit the financial statements of the Company for the fiscal year ending June 30, 2002.

The results of voting were as follows:

(i) Douglas A. Cotter, Gerald E. McGinnis, Craig B. Reynolds, and Candace L. Littell, the nominees of the Company's Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2004. There were no other nominees.

Shares were voted as follows:

          Name              For         Withhold Vote For
  -----------------     ----------      -----------------
  Douglas A. Cotter     28,267,733            420,082
  Gerald E. McGinnis    27,158,271          1,529,544
  Craig B. Reynolds     19,405,472          9,282,343
  Candace L. Littell    28,265,129            422,686

(ii) The adoption of the Company's 2002 Employee Stock Purchase Plan; affirmative votes, 28,436,710; negative votes, 194,391.

(iii) the selection of Ernst & Young LLP as independent public accountants for the 2002 fiscal year was ratified: affirmative votes, 28,560,557; negative votes, 113,866.

Item 5:  Other Information
-------  -----------------

Not applicable


Item 6:  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     Exhibit 15  Acknowledgement of Ernst & Young LLP.

(b)  Reports on Form 8-K

     Current Report on Form 8-K of Respironics, Inc. with a Report Date of December 18, 2001, announcing a definitive merger agreement for the acquisition of Novametrix Medical Systems Inc. by the Company.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RESPIRONICS, INC.

Date:        2/14/02                     /s/ Daniel J. Bevevino
     -------------------------           ---------------------------
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