Form 10-Q
period 2002-03-31
RESPIRONICS INC
filed 2002-05-15
CIK 780434

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

   X  Quarterly Report pursuant to section 13 or 15(d) of the Securities
  ---
Exchange Act of 1934 for the quarterly period ended March 31, 2002
                                                    --------------
or

  ___ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission File No. 000-16723

                               RESPIRONICS, INC.

            (Exact name of registrant as specified in its charter)

Delaware                                25-1304989
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


1010 Murry Ridge Lane
Murrysville, Pennsylvania                  15668-8525
(Address of principal executive offices)   (Zip Code)

(Registrant's Telephone Number, including area code)   724-387-5200

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

As of April 30, 2002, there were 34,224,290 shares of Common Stock of the registrant outstanding, of which 3,592,942 were held in treasury.

                                     INDEX

                               RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).

         Independent Accountants' Review Report

         Consolidated balance sheets -- March 31, 2002 and June 30, 2001.

         Consolidated statements of operations -- Three months and nine months ended March 31, 2002 and 2001.

         Consolidated statements of cash flows -- Nine months ended March 31, 2002 and 2001.

         Notes to consolidated financial statements - March 31, 2002.

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

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES
----------

                    Independent Accountants' Review Report

Board of Directors
Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                                  /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
April 24, 2002

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                March 31         June 30
                                                                  2002             2001
                                                              ------------------------------
ASSETS

CURRENT ASSETS
     Cash and short-term investments                          $  48,826,544    $  27,320,910
     Trade accounts receivable, less allowance for
       doubtful accounts of $17,635,000 and $16,457,000         105,731,285       98,078,344
     Inventories                                                 66,916,080       73,417,896
     Prepaid expenses and other                                  10,741,252       10,937,110
     Deferred income tax benefits                                14,855,307       14,855,307
                                                              -------------    -------------
          TOTAL CURRENT ASSETS                                  247,070,468      224,609,567

PROPERTY, PLANT AND EQUIPMENT
     Land                                                         2,506,052        2,506,052
     Building                                                     8,574,421        8,509,596
     Machinery and equipment                                     96,575,852       84,559,172
     Furniture, office and computer equipment                    65,797,728       56,011,341
     Leasehold improvements                                       5,759,615        5,286,891
                                                              -------------    -------------
                                                                179,213,668      156,873,052
     Less allowances for depreciation
       and amortization                                         107,002,956       87,725,808
                                                              -------------    -------------
                                                                 72,210,712       69,147,244

OTHER ASSETS                                                     16,337,589       14,334,938


GOODWILL                                                         57,696,234       59,856,714
                                                              -------------    -------------

                                                              $ 393,315,003    $ 367,948,463
                                                              =============    =============

See notes to consolidated financial statements.

                                                                March 31         June 30
                                                                  2002             2001
                                                              ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                         $  31,291,385    $  28,964,129
     Accrued expenses and other                                  23,973,030       19,662,491
     Current portion of long-term obligations                       661,923        3,998,317
                                                              -------------    -------------
          TOTAL CURRENT LIABILITIES                              55,926,338       52,624,937

LONG-TERM OBLIGATIONS                                            69,376,520       80,055,378

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized
          100,000,000 shares; issued and outstanding
          34,189,125 shares at March 31, 2002 and
          34,013,785 shares at June 30, 2001                        341,891          340,138
     Additional capital                                         124,577,819      121,720,289
     Accumulated other comprehensive loss                        (4,096,741)      (4,237,433)
     Retained earnings                                          189,408,996      160,033,521
     Treasury stock                                             (42,219,820)     (42,588,367)
                                                              -------------    -------------
          TOTAL SHAREHOLDERS' EQUITY                            268,012,145      235,268,148
                                                              -------------    -------------

                                                              $ 393,315,003    $ 367,948,463
                                                              =============    =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                      Three months ended                 Nine months ended
                                                                   March 31          March 31         March 31        March 31
                                                                     2002              2001             2002            2001
                                                                --------------------------------   ------------------------------
Net sales                                                       $ 126,708,403     $ 110,207,939    $ 351,500,713    $ 306,820,046
Cost of goods sold                                                 67,144,406        58,695,623      186,337,954      162,469,761
Cost of goods sold - restructuring charges                                  0           724,990                0          724,990
                                                                -------------     -------------    -------------    -------------
              GROSS MARGIN                                         59,563,997        50,787,326      165,162,759      143,625,295

General and administrative expenses                                15,397,699        13,221,926       42,452,059       37,051,639
Sales, marketing and commission expenses                           21,118,867        18,639,614       60,175,095       53,058,747
Research and development expenses                                   3,904,476         3,744,747       12,206,180       10,842,890
Restructuring credit                                                        0        (1,908,581)               0       (1,908,581)
Interest expense                                                      676,246         1,839,631        2,543,246        6,002,593
Other income                                                         (238,828)         (272,030)        (848,713)        (778,358)
                                                                -------------     -------------    -------------    -------------
                                                                   40,858,460        35,265,307      116,527,867      104,268,930
                                                                -------------     -------------    -------------    -------------

              INCOME BEFORE INCOME TAXES                           18,705,537        15,522,019       48,634,892       39,356,365

Income taxes                                                        7,389,435         6,208,807       19,259,417       15,742,546
                                                                -------------     -------------    -------------    -------------

              NET INCOME                                        $  11,316,102     $   9,313,212    $  29,375,475    $  23,613,819
                                                                =============     =============    =============    =============

Basic earnings per share                                        $        0.37     $        0.31    $        0.96    $        0.79
                                                                =============     =============    =============    =============

Basic shares outstanding                                           30,582,388        30,228,829       30,494,796       29,839,633

Diluted earnings per share                                      $        0.36     $        0.30    $        0.94    $        0.77
                                                                =============     =============    =============    =============

Diluted shares outstanding                                         31,441,712        31,169,860       31,415,630       30,743,906

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                                     Nine Months Ended March 31
                                                                       2002              2001
                                                                    -----------------------------
OPERATING ACTIVITIES
 Net income                                                         $ 29,375,475     $ 23,613,819
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                    24,818,539       21,386,453
     Asset sales and write-offs                                                0         (877,000)
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                (7,652,941)      (5,519,518)
       Decrease (increase) in inventories                              6,501,816       (8,449,468)
       Change in other operating assets and liabilities                2,797,652       (4,013,339)
                                                                    ------------     ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                   55,840,541       26,140,947

INVESTING ACTIVITIES
 Purchase of property, plant and equipment                           (22,940,974)     (22,650,374)
 Additional purchase price for acquired business                        (606,511)        (787,580)
                                                                    ------------     ------------

          NET CASH USED BY INVESTING ACTIVITIES                      (23,547,485)     (23,437,954)

FINANCING ACTIVITIES
 Net decrease in borrowings                                          (14,015,252)     (15,217,724)
 Issuance of common stock                                              2,859,283        6,573,497
 Use of treasury stock, net                                              368,547          761,556
                                                                    ------------     ------------

          NET CASH USED BY FINANCING ACTIVITIES                      (10,787,422)      (7,882,671)
                                                                    ------------     ------------

               INCREASE (DECREASE) IN CASH AND
                  SHORT-TERM INVESTMENTS                              21,505,634       (5,179,678)

Cash and short-term investments at beginning of period                27,320,910       19,594,484
                                                                    ------------     ------------

CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                    $ 48,826,544     $ 14,414,806
                                                                    ============     ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2002


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                                     March 31      June 30
                                       2002          2001
                                    -----------  -----------
            Raw materials           $15,198,000  $20,738,000
            Work-in-process           4,026,000    5,961,000
            Finished goods           47,692,000   46,719,000
                                    -----------  -----------

                                    $66,916,000  $73,418,000
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

NOTE D -- RESTRUCTURING CHARGES

In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizings, a management realignment, and a workforce reduction associated with those changes. The workforce reduction involved approximately 200 employees in areas of executive management, manufacturing, engineering, sales and marketing, administration, and service. The following table summarizes these restructuring charges and corresponding expenditures.

RECONCILIATION OF RESTRUCTURING RESERVES

                                                   Employee                              Lease Buyouts
                                                   Severance             Asset           & Other Direct           Total
                                                     Costs            Write-Downs           Expenses          Restructuring
                                                 -------------       -------------      ----------------     ---------------
Balance at July 1, 1999                          $           -       $           -       $           -       $           -
Restructuring charges (net)                          6,300,000           8,900,000          14,000,000          29,200,000
Cash expenditures                                   (3,100,000)                  -         (12,900,000)        (16,000,000)
Noncash expenditures                                         -          (1,700,000)                  -          (1,700,000)
                                                 -------------       -------------       -------------       -------------
Balance at June 30, 2000                             3,200,000           7,200,000           1,100,000          11,500,000
                                                 -------------       -------------       -------------       -------------

Restructuring charges (net)                           (200,000)          1,000,000                   -             800,000
Cash expenditures                                   (1,500,000)                  -            (900,000)         (2,400,000)
Noncash expenditures                                         -          (2,500,000)                  -          (2,500,000)
                                                 -------------       -------------       -------------       -------------
Balance at June 30, 2001                             1,500,000           5,700,000             200,000           7,400,000
                                                 -------------       -------------       -------------       -------------

Restructuring charges (net)                                  -                   -                   -                   -
Cash expenditures                                     (400,000)                  -                   -            (400,000)
Noncash expenditures                                         -            (400,000)                  -            (400,000)
                                                 -------------       -------------       -------------       -------------
Balance at September 30, 2001                        1,100,000           5,300,000             200,000           6,600,000
                                                 -------------       -------------       -------------       -------------

Restructuring charges (net)                                  -                   -                   -                   -
Cash expenditures                                     (400,000)                  -                   -            (400,000)
Noncash expenditures                                         -                   -                   -                   -
                                                 -------------       -------------       -------------       -------------
Balance at December 31, 2001                           700,000           5,300,000             200,000           6,200,000
                                                 -------------       -------------       -------------       -------------

Restructuring charges (net)                                  -                   -                   -                   -
Cash expenditures                                     (300,000)                  -            (100,000)           (400,000)
Noncash expenditures                                         -            (100,000)                  -            (100,000)
                                                 -------------       -------------       -------------       -------------
Balance at March 31, 2002                        $     400,000       $   5,200,000       $     100,000       $   5,700,000
                                                 =============       =============       =============       =============


The non-cash expenditures presented as reductions of the asset write-down restructuring charge represent disposals of fully written-down assets, including rationalized inventories and impairments to long-lived assets held for disposal consisting of machinery, equipment and computer software.

Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of March 31, 2002 are expected to be paid out during fiscal year 2002.

NOTE E - COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                               Three Months Ended                        Nine Months Ended
                                                         March 31,            March 31,            March 31,           March 31,
                                                           2002                 2001                 2002                 2001
                                                        ------------         -----------         ------------        ------------
Net income                                              $ 11,316,000         $ 9,313,000         $ 29,375,000        $ 23,614,000

Foreign currency translation (losses) gains                 (135,000)           (599,000)             141,000          (1,289,000)
                                                        ------------         -----------         ------------        ------------

Comprehensive income                                    $ 11,181,000         $ 8,714,000         $ 29,516,000        $ 22,325,000
                                                        ============         ===========         ============        ============

NOTE F - ACQUISITION

On April 12, 2002, the Company completed its previously announced acquisition of Novametrix Medical Systems Inc. ("Novametrix"), a leading cardiorespiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix (the "Merger"). The Company made this acquisition because the Novametrix monitoring products complement the Company's therapeutic products used in the hospital environment, the Novametrix developmental care products complement the Company's infant management products and programs, the Novametrix cardiac output monitoring technologies support the Company's initiatives in the congestive heart failure area, and with the acquisition, the Company's "critical mass" of products, revenues, profits, and assets in these markets increased.
The results of operations of Novametrix are not included in the Company's consolidated income statements for the period ended March 31, 2002 because the acquisition was completed after that date.

Upon consummation of the Merger, approximately 2,400,000 shares of the Company's common stock were issued to the former stockholders of Novametrix, reflecting an exchange ratio of .2541 shares of the Company's common stock for each share of Novametrix common stock. The exchange ratio was determined based on the weighted average selling price of $31.48 for the Company's common stock for the 20 day trading period from March 11 through April 8, 2002. Novametrix stockholders received the Company's stock in an amount equal to $8.00 per Novametrix share based upon the weighted average selling price. In addition, approximately 509,000 shares of the Company's common stock were reserved for issuance upon exercise of options and warrants issued in replacement of Novametrix options and warrants that were not exercised prior to the consummation of the Merger. As of the close of trading on April 12, 2002, Novametrix common stock ceased to be traded on the Nasdaq National Market.

The total value of the Company's shares issued and reserved for issuance in the transaction was approximately $81 million based on the market price of the Company's common stock issued and reserved for issuance.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. Because the acquisition closed subsequent to the end of the most recent quarter, the Company is in the very early stages of the purchase price allocation and is in the process of obtaining third party valuations of certain intangible assets; therefore the allocation of the purchase price is subject to refinement.


At April 12, 2002
 Current assets, primarily
   consisting of accounts
   receivable and inventories           $28,400,000
 Property, plant and equipment            3,000,000
 Other assets, including
   intangible assets                     31,300,000
 Goodwill                                33,700,000
                                        -----------
   Total assets acquired                $96,400,000

 Current liabilities, primarily
   consisting of accounts
   payable, accrued expenses,
   and current portion of
   debt                                 $ 14,000,000
 Long term debt                            1,400,000
                                        ------------
   Total liabilities assumed            $ 15,400,000

   Net Assets Acquired                  $ 81,000,000

The amounts assigned to major classes of intangible assets, related amortization periods, and determinations regarding the tax deductibility of such amortization have not been completed.

The pro forma summary below presents the Company's results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future. These results do not include the positive impact of cost reductions and other synergies that are expected to be realized as a result of the acquisition.


                        Nine months ended March 31
                            2002         2001
                        ------------  ------------
Pro Forma Sales         $388,793,000  $347,048,000

Pro Forma Net Income      31,237,000    24,887,000

Pro Forma Earnings
    Per Share                   0.93          0.75


Novametrix had an April fiscal year end, which differed from the Company's June year end, and accordingly the companies' fiscal quarters also end on different dates. In order to develop the pro forma information above, the Company's unaudited income statements for the nine-month periods ended March 31, 2002 and 2001 were combined with Novametrix's unaudited income statements for the nine-month periods ended January 31, 2002 and 2001. Earnings per share data are based on the Company's weighted average number of common shares outstanding plus the total number of the Company's common shares and equivalents delivered to Novametrix stockholders as part of the acquisition.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of FAS 141 to account for any business combination that is consummated after July 1, 2001, including the acquisition of Novametrix described in Note F.

The Company will apply the new rules under FAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of approximately $3,000,000 or $0.08 per diluted share. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, specifically those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 2002 were $126,708,000 representing a 15% increase over the sales of $110,208,000 recorded for the three months ended March 31, 2001. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales for the quarter. Sales of the Company's non-invasive ventilation devices (units used to assist patients suffering from breathing disorders via airflow delivered through a mask) also increased during the quarter, particularly sales of the Company's BiPAP(R) Synchrony(TM) Ventilatory Support System, which was introduced during fiscal year 2001. These product lines comprise the major part of the Company's homecare product offerings. Sales of the Company's hospital products also increased during the current quarter, particularly sales of the Company's BiPAP(R) Vision(TM) ventilator.

     Net sales for the nine months ended March 31, 2002 were $351,501,000 representing a 15% increase over the sales of $306,820,000 recorded for the nine months ended March 31, 2001. Increases in the Company's sleep apnea therapy devices, oxygen concentrators, and masks and accessories as discussed above accounted for the majority of the increase in sales, along with increased sales of the Company's BiPAP(R) Synchrony(TM) non-invasive ventilation device and the Company's hospital BiPAP(R) Vision(TM) ventilator.

     The Company's gross profit was 47% of net sales for the quarters and nine months ended March 31, 2002 and 2001, excluding the impact of restructuring charges in the prior year. This static gross profit percentage reflects the impact of higher revenue levels, offset by the impact of sales mix and selling price decreases consistent with those decreases seen in prior years.

     General and administrative expenses were $15,398,000 (12% of net sales) for the quarter ended March 31, 2002 as compared to $13,222,000 (12% of net sales) for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, general and administrative expenses were $42,452,000 (12% of net sales) as compared to $37,052,000 (12% of net sales) for the prior year nine-month period. The increases in absolute dollars of general and administrative expenses for the current quarter and nine-month periods were due primarily to increases in spending consistent with the growth of the Company's business. The prior-year periods also included an addition to the allowance for doubtful accounts of $1,200,000 related to one of the Company's significant hospital distribution customers ceasing operations.

     Sales, marketing and commission expenses were $21,119,000 (17% of net sales) for the quarter ended March 31, 2002 as compared to

$18,640,000 (17% of net sales) for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, sales, marketing and commission expenses were $60,175,000 (17% of net sales) as compared to $53,059,000 (17% of net sales) for the prior year nine-month period. The increases in absolute dollars of expense for the current quarter and nine-month periods were due primarily to increased sales (resulting in higher commission and sales bonus expenses) and increased sales, marketing, product support, and service activity levels across the Company's product lines during the current year.

     Research and development expenses were $3,904,000 (3% of net sales) for the quarter ended March 31, 2002 as compared to $3,745,000 (3% of net sales) for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, research and development expenses were $12,206,000 (3% of net sales) as compared to $10,843,000 (4% of net sales) for the prior year nine-month period. The increases in absolute dollars of expense for the current quarter and nine-month periods were due to the Company's continuing commitment to research, development and new product introductions. During the current quarter the Company introduced several new products including a continuous positive airway pressure ("CPAP") sleep therapy unit called the REMstar(R) Auto, the H2 Heated Humidifier, the latest addition to the Company's line of heated humidifiers for CPAP and bi-level devices, and the new ComfortSelect(TM) Nasal Mask. Significant product development efforts are ongoing and new product launches in many of the Company's major product lines are scheduled for the next twelve to eighteen months. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products, including congestive heart failure.

     During the three months ended March 31, 2001, the Company incurred restructuring charges of $800,000, related to a previously disclosed restructuring. These costs were primarily for asset write-downs to reflect decisions made regarding product, facility, and systems rationalization and other direct expenses of the restructuring. Approximately $700,000 of these charges related to inventory write-offs of discontinued products and have been reported as a separate component of cost of goods sold. Also as part of the restructuring, during the three months ended March 31, 2001, the Company's Westminster, Colorado facility was sold and a gain of approximately $2,000,000 was recorded on the sale. There were no restructuring costs during the three-month and nine-month periods ended March 31, 2002.

     The Company's effective income tax rate was approximately 40% for all periods presented.

     As a result of the factors described above, the Company's net income was $11,316,000 (9% of net sales) or $0.36 per diluted share for the quarter ended March 31, 2002 as compared to net income of $9,313,000 (8% of net sales) or $0.30 per diluted share for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, the Company's net income was $29,375,000 (8% of net sales) or $0.94 per diluted share as compared to net income of

$23,614,000 (8% of net sales) or $0.77 per diluted share for the prior year nine-month period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $191,144,000 at March 31, 2002 and $171,985,000 at June 30, 2001. Net cash provided by operating activities was $55,841,000 for the nine months ended March 31, 2002 as compared to $26,141,000 for the nine months ended March 31, 2001. The increase in cash provided by operating activities for the current nine-month period was primarily due to higher earnings, reductions in inventory, and the positive impact of changes in other operating assets and liabilities.

     Net cash used by investing activities was $23,547,000 for the nine months ended March 31, 2002 as compared to $23,438,000 for the nine months ended March 31, 2001. Cash used by investing activities for both periods include capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the periods described includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flow from operating activities and accumulated cash and short-term investments.

     Net cash used or provided by financing activities consists primarily of repayments under the Company's various long-term obligations and proceeds from the issuance of common stock under the Company's stock option plans. Net cash used by financing activities was $10,787,000 for the nine months ended March 31, 2002 as compared to $7,883,000 for the nine months ended March 31, 2001. Included in net cash used by financing activities were net debt paydowns of $14,015,000 and $15,218,000 for the nine-month periods ended March 31, 2002 and 2001, respectively. The increase in cash used by financing activities was due primarily to a reduction in proceeds from the issuance of stock under the Company's stock option plans compared to prior year amounts.

     The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. The composition and nature of these obligations and commitments have not changed materially since June 30, 2001. See the Notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2001 for information about these obligations and commitments.

     The following table summarizes significant contractual obligations and commercial commitments of the Company as of March 31, 2002:

               Contractual Obligations and Commercial Commitments


                                                                             Payments Due by Period
                                           --------------------------------------------------------------------------------------
                                                                Less Than             1-3                4-5             After 5
    Contractual Obligations                   Total               1 Year             Years              Years             Years
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                             $ 69,854,973        $   478,453        $69,095,353       $   175,124       $   106,043

Capital Lease Obligations                       183,470            183,470                 --                --                --

Operating Leases                             24,915,998          4,714,321         10,749,994         4,788,833         4,662,850

                                           --------------------------------------------------------------------------------------

Total Contractual Obligations              $ 94,954,441        $ 5,376,244        $79,845,347       $ 4,963,957       $ 4,768,893
                                           ======================================================================================


                                                                           Amount of Commitment Expiration Per Period
                                                               -------------------------------------------------------------------
                                           Total Amounts         Less Than             1-3                4-5             Over 5
    Other Commercial Commitments             Committed             1 Year             Years              Years             Years
----------------------------------------------------------------------------------------------------------------------------------
Standby Letters of Credit                   $ 2,024,000        $ 2,024,000          $      --           $     --          $     --
                                            ======================================================================================

     In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables transferred to the leasing companies. The total exposure for unpaid installment receivables was approximately $18,953,000 at March 31, 2002 as compared to $22,670,000 at June 30, 2001. The transfer of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (and Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for such transfers that occurred after March 31, 2001) and therefore, these receivables are not recorded on the Company's financial statements.

     The Company's revolving credit agreement expires April 30, 2003. The Company has begun discussions with several commercial banks including certain of the banks participating in the Company's current credit facility regarding renewing or replacing the Company's existing revolving credit agreement. The Company expects to have a new credit agreement in place prior to the expiration of the existing credit agreement. The amount that would be available for borrowing under the new credit agreement has not yet been determined, but is currently expected to be at least $125,000,000, the amount of the current revolver.

     The Company believes that its sources of funding (consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $55,076,000 at March 31, 2002), and its accumulated cash and short-term investments) will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At March 31, 2002, the Company had total long-term debt obligations, including the current portion of those obligations, of $70,039,000. Of that amount, $1,539,000 was in fixed rate obligations and $68,500,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the March 31, 2002 weighted average interest rate of 2.44% to a weighted average interest rate of 2.68%), annual interest expense would be approximately $167,000 higher based on the March 31, 2002 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

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


Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("FAS 142") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of FAS 141 to account for any business combination that is consummated after July 1, 2001, including the acquisition of Novametrix described in Note F.

     The Company will apply the new rules under FAS 142 on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of approximately $3,000,000 or $0.08 per diluted share. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002.

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

Effective May 13, 2002, the address of the Company's principal executive offices has changed to 1010 Murry Ridge Lane, Murrysville, Pennsylvania 15668-8525, and the Company's telephone number is now 724-387-5200.

Item 6:   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)  Exhibits

     Exhibit 15   Acknowledgement of Ernst & Young LLP.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RESPIRONICS, INC.

Date: May 15, 2002                      /s/ Daniel J. Bevevino
     -------------------                ------------------------------
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