Form 10-K
period 2002-06-30
RESPIRONICS INC
filed 2002-09-30
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)

  X Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 2002, the aggregate market value of the shares of the registrant's Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately $1,105,000,000.

As of August 31, 2002, there were 36,956,077 shares of Common Stock of the registrant outstanding, of which 3,592,654 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on November 18, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                      INDEX

                                                                            Page
                                                                            ----
PART I

Item 1.   Business .......................................................     3
Item 2.   Properties .....................................................    15
Item 3.   Legal Proceedings ..............................................    15
Item 4.   Submission of Matters to a Vote of Security Holders ............    16

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters ............................................    16
Item 6.   Selected Financial Data ........................................    17
Item 7.   Management's Discussion and
          Analysis of Results of Operations and Financial
          Condition ......................................................    19
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk ..............................................    23
Item 8.   Consolidated Financial Statements ..............................    26
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ............................    48

PART III

Item 10.  Directors and Executive Officers of the Registrant .............    49
Item 11.  Executive Compensation .........................................    49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management .....................................................    49
Item 13.  Certain Relationships and Related Transactions .................    49

PART IV

Item 14.  Controls and Procedures ........................................    50

Item 15.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ....................................................    50

Signatures ...............................................................    52

                                     PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

       The statements contained in this Annual Report on Form 10-K, including those contained in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition," and statements incorporated by reference in this Form 10-K from the 2002 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company's marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 1.   Business
          --------

Note: This document contains a variety of technical terms pertaining to the Company's business, which are explained below:

Continuous positive airway pressure or "CPAP" - continuous air pressure into a patient's airway provided by an air pressurization device

Bi-level positive airway pressure or "BiPAP" - air pressure provided to a patient's airway by an air pressurization device under which the pressure increases and decreases based on the patient's breathing pattern

Bi-level non-invasive ventilatory support - bi-level positive airway pressure provided into the patient's airway via a mask to supplement, but not replace, the patient's own breathing

Invasive volume ventilators - a ventilator that delivers a mixture of air and oxygen into a patient's lungs via a tube inserted into the patient's airway; these patients are dependent on the ventilator for life support

Non-invasive monitors - devices that provide measurements of a patient's physiological data via sensors that are affixed outside the patient's body (i.e. a small clip that fits over a patient's fingertip)

Leak sensing technology - a feature of the Company's bi-level non-invasive units whereby the units sense that an air leak has occurred between the mask and the patient's face and the unit adjusts its air flow to compensate for the leak

Molecular sieve - material used in oxygen concentrators for separating oxygen from room air.

Tracheal gas insufflation - a means of reducing elevated levels of carbon dioxide in patients being treated with ventilators

General

       Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used primarily for the treatment of patients suffering from respiratory disorders. The Company's products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and in hospitals along with alternative care facilities and in emergency medical settings. The Company's primary product lines are: (i) homecare products, including continuous positive airway pressure ("CPAP") devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea ("OSA"), a serious disorder characterized by the repeated cessation of breathing during sleep, respiratory devices including bi-level non-invasive ventilatory support units, portable invasive volume ventilator units used in the home, home oxygen devices, diagnostic and monitoring systems, and developmental care products used for premature infants;
(ii) hospital products, including bi-level non-invasive ventilatory support units, critical care units that can deliver both non-invasive and invasive ventilation, noninvasive cardiorespiratory monitors, sensors, and related disposable accessories, all of which are used in hospital or institutional settings; and (iii) asthma and allergy products. Respironics markets its products through homecare, hospital, asthma and allergy, and international sales organizations, which consist of approximately 370 direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers and dealers (commonly referred to as "dealers") and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end users. With over 80% of its sales currently reaching the home care market, Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

       Respironics is a Delaware corporation with executive offices located at 1010 Murry Ridge Lane, Murrysville, PA 15668-8525. Unless the context indicates otherwise, reference in this Annual Report to the "Company" or "Respironics" refers to Respironics, Inc. and its domestic and foreign subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to "fiscal year" refers to the twelve-month period ending on June 30 of the year indicated.

       In April 2002, the Company acquired 100% of the outstanding common stock of Novametrix Medical Systems Inc. ("Novametrix"), a leading cardiorespiratory monitoring company that developed, manufactured, and marketed proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories along with developmental care products for premature infants. The Company issued approximately 2,400,000 shares of its common stock to the former stockholders of Novametrix in exchange for their Novametrix shares and reserved approximately 509,000 shares of its common stock for future issuance upon exercise of options and warrants issued in exchange for Novametrix options and warrants outstanding. The total value of the Company's shares issued and reserved for issuance (net of proceeds from exercise of options and warrants) in the transaction was approximately $81.0 million. The results of operations of Novametrix are included in the Company's consolidated income statement beginning on the acquisition date, April 12, 2002.

       In May 2002, the Company acquired 60% of the outstanding common stock of Fuji, RC Co., Ltd. ("Fuji"), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in a multiple step acquisition by December 31, 2006. The base cash purchase price for all of the outstanding Fuji shares is approximately $12 million, with provisions for additional payment to one of the shareholders of Fuji to be made based on operating performance of Fuji over the next four years. The results of operations of Fuji, net of minority interest, are included in the Company's consolidated income statement beginning on the acquisition date, May 31, 2002. See Note O to the Consolidated Financial Statements for more information about these acquisitions.

       In July 1999, the Company announced a major restructuring of its United States operations. The major components of the restructuring included the closing of the Westminster, Colorado manufacturing facility, the closing of the 19 customer satisfaction centers throughout the United States, the downsizing of the Georgia manufacturing facilities, the opening of a centralized distribution and repair center in Youngwood, Pennsylvania, the realignment of the Company into four divisions with a corresponding management realignment, and a workforce reduction associated with the facility changes and the realignment. The divisional and management realignment took place in July 1999, and the facility changes were completed as planned over the course of fiscal year 2000. The Westminster facility was closed in January 2000 and sold in March 2001. See Note L to the Consolidated Financial Statements for more information about the restructuring, including the costs associated with the restructuring.

       The following are registered trademarks of the Company as used in this document: Respironics, REMstar, REMstar Pro, REMstar Plus, REMstar Auto, Great Performers, Aria, Virtuoso, Duet, Encore, Soft Series Nasal Mask, Tranquility, SmartMonitor, ASSESS, Personal Best, Wallaby, GoldSeal, GEL, Inspiration, Esprit, Asthma Check, OptiHaler, BiPAP, PLV, Solo, OptiChamber, Alice, Stardust, and AsthmaMentor. The following are trademarks of the Company as used in this document: Contour Nasal Mask, Respironics Millennium, Profile, Encore SmartCard, Simplicity, BiPAP Vision, Comfort Series and BiPAP Synchrony.

Products

       The Company's principal products can be divided into three categories: homecare products, hospital products, and asthma and allergy products.

                                Homecare Products
                                -----------------

       The Company's homecare products can be separated into five major subcategories: sleep products, non-invasive ventilation products, invasive portable volume ventilation products, oxygen products, and infant management and developmental care products.

       Sleep Products. Respironics believes it is the worldwide market share leader in OSA therapy devices, with a market share in excess of 50%. The Company's primary OSA products include the REMstar Series, Solo, Aria and Virtuoso CPAP units and the BiPAP Duet and the BiPAP S Airway Management Systems, the Tranquility family of CPAP and bi-level units, and related accessories such as humidifiers, masks, tubes, filters and headgear.

       The Company's CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The REMstar Series, Solo, and Tranquility CPAP systems are low-cost, innovative OSA therapy devices that meet the Company's strategy of offering units at all key price points and represent standard state-of-the-art CPAP systems that provide high-quality treatment options at an economical price. The Virtuoso and Tranquility Auto CPAP systems utilize innovative technology to monitor the patient's airway and adjust output automatically in order to deliver the appropriate pressure. The REMstar Pro, Aria and Virtuoso CPAP systems, as well as the BiPAP Duet Airway Management System described below, also feature built-in memory to record patient usage and quality of life data. The Company's Encore SmartCard is an easy-to-use device to retrieve this patient data, update air pressure settings, and change modes of operations for certain of the Company's CPAP and bi-level devices by utilizing specially developed data management software that is programmed onto the credit card sized Encore SmartCard.

       The BiPAP Duet Airway Management System, the BiPAP Pro, the Tranquility Bi-level System, and the BiPAP S Airway Management System are the Company's bi-level OSA units. These units sense the patient's breathing cycle and adjust the pressure accordingly. The Duet and BiPAP Pro units also contain advanced leak-sensing technology, which improves the unit's pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP.

       The Company also offers both integrated and stand-alone humidifiers as accessories to support its strategy of enhancing patient adherence to the therapy provided by its CPAP and bi-level devices. Humidifying the air that flows into the patient's airway provides more comfortable therapy for certain patients.

       The Company also provides masks used with CPAP and bi-level devices including the Comfort Series (consisting of the Profile Lite, ComfortSelect, ComfortClassic, and Simplicity masks), the Contour Nasal Mask, the GEL and GoldSeal Masks, the Soft Series Nasal Mask, and Full Face Masks. The Company believes that its nasal mask products were the first masks to adequately seal on a patient's face for nasal CPAP delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Company's nasal mask products are all designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

       Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep disorders laboratories (commonly known as a "sleep lab"). The Company also provides products for patient testing in the home which allow clinicians to expand the number of patients who can be served by a traditional sleep disorders lab.

       The Company's primary sleep diagnostic product is the Alice System. Alice is a computer-based system for use in sleep labs and other clinical settings. It is capable of recording up to 25 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient's physiological data, the Alice system utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on either infants or adults and separate software programs were developed specifically for each type of patient.

       The Company also manufactures and markets Stardust, a palm-sized portable sleep system which monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors which are specifically designed for use in the home. These sensors record a variety of patient data and the information is subsequently sent to the sleep lab or other clinical setting where it is interpreted by a trained clinician.

       The Synchrony Sleep Lab System, consisting of the Synchrony pressure generator and a palm-sized remote control unit is used by clinicians in prescribing therapy for the treatment of adult OSA once a diagnosis has been made.

       The Company estimates that in the U.S. there are in excess of 2,500 sleep labs which currently exist at hospitals, other medical centers, and free-standing sites where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Such sleep labs provide the most frequent source of patient introductions to the Company's homecare sleep products.

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

       The Company's principal non-invasive ventilatory support product is the BiPAP Synchrony Ventilatory Support System. This device is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. This device senses the patient's breathing and adjusts its output to assist in inhalation and exhalation. Additionally, the device compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

       The Company believes that its non-invasive ventilatory support product has the potential for increasing patient comfort by adapting to the patient's breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. The retail price for the unit, which ranges from $6,000 to $8,000, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

       Insurance coverage by federal government insurance programs for home use in the United States of non-invasive ventilatory support products like the Company's BiPAP Synchrony Ventilatory Support System was modified during fiscal year 2000. The Company's sales of these products for home use in the United States were adversely affected by this modification. The Company expects that opportunities for significant growth in its sales of non-invasive ventilatory support units for home use in the United States are likely to continue to be limited. See "Business -- Third Party Reimbursement" for additional information.

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

       The Company's primary oxygen concentrator product is the Respironics Millennium. This unit is designed to be easy to maintain and service and is suitable for chronic patients in the advanced stages of illness and for the less severe respiratory patient. The Respironics Millennium also features a low sound level and is mobile, both of which are important features for devices such as this that are used in the home.

       The Company also manufactures and markets oximeter products for use in the home. The units, which allow the caregiver to take readings of the patient's blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data.

This data can be later downloaded via the Company's software, which prints reports for oximetry analysis.

       Infant Management and Developmental Care Products. The Company's primary infant management products are monitoring devices designed for infants at risk for sudden infant death syndrome or "SIDS." SIDS is the sudden unexpected death of an infant which remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardiorespiratory episodes and those born to a family with a SIDS incident history. There are limited alternative monitoring technologies generally available.

       The Company's primary infant monitor is the SmartMonitor, a fifth-generation microprocessor-based design that incorporates many aspects of a physiological recorder into the traditional monitor. In addition to sounding an alarm to alert the parents, the SmartMonitor documents patient episodes with an internal electronic memory system, enabling physicians to study up to six channels of patient waveforms in order to assess the medical significance of the alarm episodes and determine the need for continued monitoring or possible hospitalization. The data collected by the SmartMonitor can be transmitted from the home to a clinical center over phone lines or can be extracted from the SmartMonitor using a memory transfer device such as a computer.

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

       The Company also markets developmental care products and services designed to improve the quality of care for premature infants. These developmental care products are designed to meet the unique needs of premature infants, including appropriately-sized infant care products, safety equipment, and specialty feeding and skin care products. The Company also offers related education products and programs. The Company's developmental care products are used in the home and in neonatal and pediatric intensive care units of hospitals.

       Sales of homecare products and all related accessories and replacement parts accounted for 83%, 85%, and 84% of the Company's net sales for its fiscal years 2002, 2001, and 2000, respectively.

                                Hospital Products
                                -----------------

       The Company has two major hospital product groups: therapeutic devices that assist or control a patient's ventilation; and cardiorespiratory monitoring devices that provide information about a patient's condition.

       The Company's primary therapeutic devices are the BiPAP Vision and the Esprit. The BiPAP Vision is a non-invasive ventilatory support device designed specifically for hospital use and features an oxygen module, provides higher flow and pressure functions than the Company's other non-invasive units, and is designed to be easily upgradeable. The BiPAP Vision also includes integrated airway pressure monitoring, an integrated display screen, a disposable circuit, and a mounting stand, all of which are designed to allow the unit to be used more easily in delivering non-invasive ventilatory support in the hospital environment.

       The Company also manufactures and markets the Esprit, a ventilator designed for use in the hospital and institutional settings. Esprit is designed to effectively deliver both invasive and noninvasive ventilation, thus eliminating the need to use two separate ventilators for one patient and allowing it to be used throughout the continuum of patient care. Esprit features a graphical user interface with an infrared touch screen, alarm and status indicators designed to allow rapid assessment of alarm conditions and patient status, and is designed to be easily upgradeable.

       The Company also manufactures, distributes, and rents several other hospital ventilation products, including a version of the PLV-100 designed more specifically for institutional use, and a variety of masks, tubing and headgear similar to those used in the homecare market described above along with certain other accessories specifically designed for hospital and institutional use.

       The Company also manufactures and markets cardiorespiratory monitors, sensors and related disposable accessories. These electronic devices provide continuous measurements of a patient's cardiac output, carbon dioxide, oxygen saturation, and respiratory mechanics parameters. The sensors for the Company's devices are designed so that this patient data can be gathered noninvasively. Noninvasive monitoring offers advantages over invasive monitoring, including a reduced likelihood of infection and other associated complications that can result from invasive monitoring. The Company's cardiorespiratory monitoring devices are used in hospital operating rooms, intensive care units, emergency departments, and while transporting patients to or within the hospital.

       Sales of hospital products and accessories accounted for 12%, 10%, and 10% of the Company's net sales for fiscal years 2002, 2001, and 2000, respectively.

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

       Sales of all asthma and allergy products accounted for 5%, 5%, and 6% of the Company's net sales for its fiscal years 2002, 2001, and 2000, respectively.

Manufacturing and Properties

                The Company owns or leases its manufacturing, office and warehouse facilities. The Company's major facilities and their primary uses are summarized below:

                                                            Square Feet       Owned/Leased
United States:

Murrysville, Pennsylvania (offices)                            55,000              Owned
Murrysville, Pennsylvania (offices)                            20,000             Leased
Murrysville, Pennsylvania (manufacturing)                     116,000              Owned
Plum Borough, Pennsylvania (offices and warehouse)             22,000             Leased
Kennesaw, Georgia (manufacturing)                             129,000             Leased
Carlsbad, California (manufacturing)                           85,000             Leased
Wallingford, Connecticut (manufacturing)                       53,000             Leased
Cedar Grove, New Jersey (offices)                              10,333             Leased
Youngwood, Pennsylvania (warehouse)                            86,000             Leased
Edison, New Jersey (warehouse)                                  6,800             Leased
Houston, Texas (warehouse)                                      7,200             Leased
Concord, California (warehouse)                                 6,800             Leased
La Mirada, California (warehouse)                               6,400             Leased

International:

Hong Kong (offices)                                            15,500             Leased
Shenzhen, China (manufacturing)                                99,700             Leased
Subic Bay, Philippines (manufacturing)                         22,700             Leased
Tokyo, Japan (offices)                                          4,600             Leased
Saitama City, Japan (warehouse)                                 7,400             Leased
Herrsching, Germany (offices and warehouse)                    18,590             Leased
Nantes, France (offices and warehouse)                          6,100             Leased
Paris, France (offices)                                         3,400             Leased

       The Company also has approximately 50 sales and service centers throughout Japan, each of which is approximately 700 square feet in size and is leased.

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

       The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including augmenting the current partial second shift work schedule at the United States facilities. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns land adjacent to the site on which the Murrysville manufacturing facility listed above is located. Future expansion in Murrysville, if needed, could take place on this land.

       In March 2001, the Company sold its Westminster, Colorado facility that had been closed as part of the Company's July 1999 restructuring. A gain of approximately $2,000,000 was recorded on the sale, and the long-term debt related to the facility was repaid. See Note L to the Consolidated Financial Statements for additional information.

           The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company believes that the raw materials for nearly all of its products are readily available from a number of suppliers.

Sales, Distribution and Marketing

           The Company sells and, in some cases, rents its products primarily to home medical equipment service providers and hospital dealers. These parties in turn resell and rent the Company's products to end-users. The Company also sells certain of its products directly to hospitals. The Company's products reach its customers in the United States primarily through the Company's field network, which consists of 36 national and regional management employees, 121 direct sales representatives and sales support specialists, 40 independent manufacturers' representatives, and over 5,000 medical products distributors (also referred to as "dealers").

           The Company manages its U.S. dealer network through the direct sales force and independent manufacturers' representatives. The Company's sales management team includes a Vice President of Homecare Sales, a Vice President of Hospital Sales and Marketing, a Vice President of Hospital Sales, twenty-two Regional Sales Managers, and eleven National Accounts Managers. This team directs the activities of the independent manufacturers' representatives, direct sales representatives, and sales support specialists.

           The Company's international sales efforts are conducted through a President of International Sales, a Vice President of Europe, Africa, and Middle East Sales, a Vice President of Asia Pacific Sales and Marketing, and a Director of Latin American Sales and Marketing. The Company also has direct sales representatives and a customer satisfaction staff in the Far East, Germany and France. Total international sales force for the Company, including approximately 135 sales representatives from the recently acquired Fuji, is approximately 173 individuals, including management, account managers, sales support specialists, and direct sales representatives. The Company's international sales employees sell products from all three major product groups. International sales accounted for approximately 20% of the Company's net sales for fiscal years 2002 and 2001, and 21% for fiscal year 2000.

           In November 1999, the Company introduced its new program-oriented approach to doing business with homecare dealer customers (who are also referred to as "providers"). These "Power Programs for Providers" incorporate specific products with a package of diagnostic tools and other educational materials. The programs are designed to support a provider's desire to offer the finest care possible while assisting the provider in growing its business. The Company currently offers five Power Programs: Sleep Management, Chronic Respiratory Management, Ventilation Management, Asthma, Allergy, and Sinusitis Management, and Infant Developmental Care.

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

           During the fiscal year ended June 30, 2002, one customer accounted for 10% of net sales. While other similar national homecare dealer customers in the U.S. accounted individually for less than 10% of sales, these customers collectively constitute an important market for the Company's products.

           The Company offers leasing programs to certain of its customers through arrangements with independent leasing companies. In some cases, these arrangements call for the Company to be contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables initiated by or transferred to the leasing companies. The Company's total exposure for unpaid installment receivables under these leasing programs was approximately $30,254,000 and $22,670,000 at June 30, 2002 and 2001,
respectively. Approximately $11,826,000 of the June 30, 2002 balance consisted of installment receivables acquired as part of the Novametrix acquisition. See Note K to the Consolidated Financial Statements for additional information.

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

           The Company believes that it is a U.S. market leader in each major market in which it competes: sleep disorders, chronic obstructive pulmonary disease, asthma and allergy, and infant care products. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects that competition will increase. In its major product lines, the Company competes with two principal competitors, Mallinckrodt Inc. ("Mallinckrodt") (which was acquired by Tyco International Ltd ("Tyco") in October 2000) and ResMed, Inc. ("ResMed"). Mallinckrodt, which is the Company's largest major competitor and has the greatest financial resources of the Company's competitors, offers an array of products which compete with many of the Company's major products. ResMed competes with the Company in the OSA and non-invasive ventilatory support markets. The Company also competes with Invacare Corp., Vital Signs, Inc., Monaghan Medical Corp., Fisher & Paykel Healthcare Corp. Ltd., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of foreign manufacturers, primarily in their local overseas markets and to a lesser extent in the domestic market.

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

           The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 255 engineers, technicians, and support personnel in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $17,317,000 (3% of net sales) in fiscal year 2002, $15,281,000 (4% of net sales) in fiscal year 2001, and $16,815,000
(5% of net sales) in fiscal year 2000 to support product enhancement and new product development.

           New product introductions in all of the Company's core product areas took place during fiscal years 2000, 2001, and 2002, including next generation CPAP units, such as a new auto CPAP device, the BiPAP Synchrony, the BiPAP Pro, the H2 Heated Humidifier, new sleep diagnostic products, a variety of new face mask products, and several new asthma devices. The Company expects to release a variety of new devices in its core product areas in fiscal year 2003. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See "Regulatory Matters."

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

           The Company is also developing a system focused on reducing carbon dioxide blood gas levels in many ventilator patients with elevated carbon dioxide levels. The Company is currently planning to introduce this tracheal gas insufflation system in calendar year 2004 pending FDA clearance to market.

           The Company is also developing a hospital humidification system designed to provide optimal humidification at lower usage cost than current products, with a goal of introduction in fiscal year 2003; initial introductions to occur in international markets and later in the U.S. pending FDA clearance to market.

           The Company is also continuing its research on the treatment of insomnia.

Patents, Trademarks and Licenses

           The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has approximately 278 U.S. and foreign patents and has additional U.S. and foreign patent applications pending. Some of these patents and patent applications relate to significant aspects and features of the Company's products. Eighteen of these patents expire in the next five years as follows: three expire in fiscal year 2003, three expire in fiscal year 2004, four expire in fiscal year 2005, three expire in fiscal year 2006, and five expire in fiscal year 2007. The Company believes that the expiration of these patents will not have a material adverse impact on its competitive position.

           The Company also has approximately 275 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

           The Company is a party to a legal action relating to the patents of its competitors. See "Item 3 - Legal Proceedings" for more information regarding this action.

Regulatory Matters

           The Company's products are subject to regulation by, among other governmental entities, the FDA and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products. In manufacturing and marketing its products, the Company must comply with FDA regulations and is subject to various other FDA recordkeeping and reporting requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and uncertain. The FDA also regulates the clinical testing of medical devices. Moreover, clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA regulations can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, clearances or approvals for the Company's products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

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

           Foreign regulatory approvals vary widely depending on the country. The Company has received ISO 9001 certification for its Murrysville, Kennesaw, Carlsbad, Wallingford, Cedar Grove, and Shenzhen facilities from the International Organization of Standards, a quality standards organization based in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union's Medical Device Directives, to affix the "CE Mark" to the Company's products marketed throughout the world. The primary component of the certification process was an audit of the facilities' quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving its original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.

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

Employees

           The Company currently has approximately 2,600 employees, including approximately 800 hourly employees in the U.S. and 600 hourly employees in the Far East. None of the Company's employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          During the fourth quarter of the fiscal year 2002, no matters were submitted to a vote of security holders.

                                   PART II

Item 5.   Market For Registrant's Common Equity and Related Shareholder Matters.
          ----------------------------------------------------------------------

          As of June 30, 2002, 36,885,795 shares of the Company's common stock were issued and outstanding, of which 3,592,725 are held in treasury. The common stock is traded in the over-the-counter market and is reported on the NASDAQ National Market system under the symbol "RESP". As of September 23, 2002, there were 2,252 holders of record of the Company's common stock.

          On June 21, 2002, the Company issued shares of common stock to Photios
T. Paulson, as a warrant holder for shares in Novametrix Medical Systems Inc. ("Novametrix") which was converted into a warrant to acquire the Company's common stock in connection with the acquisition of Novametrix. In consideration for the issuance of 2,541 shares, Photios T. Paulson paid an exercise price of $26,248.53. The issuance of shares was exempt from the registration requirements of the Securities Act of 1933 under section 4(2) as a transaction not involving any public offering.

                The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

                High and low sales price information for the Company's common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2002:

                                     First     Second       Third       Fourth
                                     -----     ------       -----       ------
High                                $37.00     $37.05      $37.88       $36.36
Low                                 $27.75     $30.54      $23.79       $30.81

Fiscal year ended June 30, 2001:

                                     First     Second       Third       Fourth
                                     -----     ------       -----       ------
High                                $19.13     $34.00      $30.75       $35.13
Low                                 $16.25     $15.69      $22.94       $26.19

Item 6. Selected Financial Data
        -----------------------

                                         (Dollars in thousands except per share data)
Income Statement Data:
                                                       Year Ended June 30
                                    2002         2001         2000         1999         1998
                                    ----         ----         ----         ----         ----
Net sales                         $ 494,919    $ 422,438    $ 368,184    $ 357,571    $ 351,576
Cost of goods sold                  260,795      223,362      196,520      186,487      180,650
Cost of goods sold -
  restructuring charges                   0          725        8,710            0            0
                                  ---------    ---------    ---------    ---------    ---------
                                    234,124      198,351      162,954      171,084      170,926

General and administrative
  expense                            60,719       50,126       48,754       48,521       37,200
Sales, marketing and
  commission expense                 86,189       72,428       62,772       60,899       65,560
Research and development
  expense                            17,317       15,281       16,815       16,714       20,225
Integration and
  restructuring charges
  (credits)                           2,288       (1,909)      20,486        2,415            0
Impairment charge                     2,006            0            0            0            0
Merger related costs                      0            0            0            0       40,751
Costs associated with
  unsolicited offer to acquire
  Healthdyne Technologies, Inc.           0            0            0            0          650
Interest expense                      3,011        7,546        6,945        5,206        4,189
Other income                         (1,442)      (1,029)      (1,394)      (1,127)      (1,513)
                                  ---------    ---------    ---------    ---------    ---------
Income before income taxes           64,036       55,908        8,576       38,456        3,864
Income taxes                         25,619       22,337        2,824       15,395        5,689
                                  ---------    ---------    ---------    ---------    ---------

Net income (loss)                 $  38,417    $  33,571    $   5,752    $  23,061    $  (1,825)
                                  =========    =========    =========    =========    =========

Earnings (loss) per share         $    1.20    $    1.09    $    0.19    $    0.72    $   (0.06)
                                  =========    =========    =========    =========    =========

Weighted average number
of shares used in computing
earnings per share                   32,008       30,886       30,004       31,956       32,098

Balance Sheet Data:

                                             June 30

                         2002       2001       2000       1999       1998
                         ----       ----       ----       ----       ----
Working capital        $198,966   $171,985   $155,095   $155,336   $137,550
Total assets            547,450    367,295    352,577    343,585    318,320
Total long-term
  obligations            59,502     80,055    108,095     99,374     69,316
Shareholders' equity    367,720    235,268    191,106    194,521    200,840

-------------------------
There were no cash dividends declared during any of the periods presented in the above table.

Item 7.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

Results of Operations

       Net sales for fiscal year 2002 were $494,919,000, representing a 17% increase in sales over the $422,438,000 recorded in fiscal year 2001. Fiscal year 2001 net sales represented a 15% increase in net sales over the $368,184,000 recorded in fiscal year 2000. Increases in unit and dollar sales for the Company's obstructive sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales for both fiscal years. These product lines, along with ventilation devices, comprise the major part of the Company's homecare product offerings. Sales of the Company's hospital products, particularly the Vision(TM) and Esprit(R) ventilators, also contributed to the increase in sales in the 2002 fiscal year. During fiscal year 2001, sales of the Company's hospital products also increased compared to fiscal year 2000, including unit and dollar increases for the Company's Esprit(R) ventilator.

       Fiscal year 2002 sales included approximately $12.7 million of net sales for Novametrix Medical Systems Inc. ("Novametrix"), a leading cardiorespiratory monitoring company acquired by the Company during the fourth quarter of fiscal year 2002. Included in the sales from Novametrix were approximately $9.5 million of net sales for cardiorespiratory hospital devices and approximately $3.2 million of net sales for developmental infant care products. Fiscal year 2002 sales also include one month of sales for the distribution company Fuji, RC Co., Ltd ("Fuji"), in which the Company obtained a majority interest in the fourth quarter of fiscal year 2002. The Company's results of operations include the results from both companies since the acquisition dates. For additional information regarding Novametrix and Fuji, see the Financial Condition, Liquidity, and Capital Resources section of this Management's Discussion and Analysis and Note O to the Consolidated Financial Statements.

       The Company's gross profit was 47% for fiscal years 2002 and 2001, and 44% for fiscal year 2000. Excluding the impact of purchase accounting adjustments and restructuring charges described below, the Company's gross profit was 48% of net sales for fiscal year 2002 compared to 47% of net sales for fiscal years 2001 and 2000. The increase in gross profit percentage for fiscal year 2002 compared to the prior years was primarily due to higher revenue, the impact of higher gross margin from acquired entities, and a shift in sales mix.

       General and administrative expenses, including the additions to the allowance for doubtful accounts described below, were $60,719,000 (12% of net sales) for fiscal year 2002, $50,126,000 (12% of net sales) for fiscal year 2001, and $48,755,000 (13% of net sales) for fiscal year 2000. The increase in absolute dollars of expense for fiscal year 2002 was due in part to additional general and administrative expenses for one of the Company's two acquisitions, Novametrix. The increases in expenses for all the periods presented were due primarily to increased information technology department expenses, credit and collection department expenses, and other spending consistent with the growth of the Company's business. Partially offsetting these increases in expenses in all three fiscal years were lower operating expenses due to the Company's previous restructuring efforts. Fiscal year 2001 general and administrative expenses includes a previously disclosed addition to the allowance for doubtful accounts of $1,200,000 (less than 1% of net sales) to address the potential uncollectability of the balance due from one of the Company's significant hospital distribution customers which ceased operations during the year. The fiscal year 2000 general and administrative expenses includes an addition to the allowance for doubtful accounts of $4,500,000 (1% of net sales) related to a previously disclosed filing by one of the Company's major customers under Chapter 11 of the U.S. Bankruptcy Code. The Company's total balance due from the customer at the date of the Chapter 11 filing was approximately $4,500,000.

       Sales, marketing and commission expenses were $86,189,000 (17% of net sales) for fiscal year 2002 as compared to $72,428,000 (17% of net sales) for fiscal year 2001 and $62,772,000 (17% of net sales) for fiscal year 2000. The increases in absolute dollars of expense for fiscal years 2002 and 2001 were due primarily to increased sales (resulting in higher commission and sales bonus expenses) and increased sales, marketing, product support, and service activity levels across the Company's product lines, partially offset by lower operating expenses due to the Company's previous restructuring efforts. Fiscal year 2002 also included additional sales, marketing and commission expenses for Novametrix and Fuji since their acquisition dates.

       Research and development expenses were $17,317,000 (3% of net sales) for fiscal year 2002, as compared to $15,281,000 (4% of net sales) for fiscal year 2001 and $16,815,000 (5% of net sales) for fiscal year 2000. The increase in absolute dollars for the current fiscal year was due to the Company's continuing commitment to research, development and new product introduction. The current fiscal year also included additional research and development expense for Novametrix. The decrease in absolute dollars of expense for fiscal year 2001 compared to fiscal year 2000 was due primarily to the timing of certain research and development projects and the impact of certain new products transitioning from development into production. Significant product development efforts are ongoing, and new product launches in all of the Company's major product lines took place in fiscal years 2002, 2001, and 2000, with additional new product launches scheduled for fiscal year 2003. In the current fiscal year, new products such as the REMstar(R) Auto CPAP (Continuous Positive Airway Pressure) device, the BiPAP(R) Pro bi-level obstructive sleep apnea therapy unit, the H2 Heated Humidifier (the latest addition to the Company's line of heated humidifiers for CPAP and bi-level devices), and two new masks, the ComfortClassic(TM) Nasal Mask and the ComfortSelect(TM) Nasal Mask were introduced. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products or patient groups, including products designed to treat congestive heart failure.

       As part of the acquisition of Novametrix, during the fourth quarter of fiscal year 2002, the Company incurred a non-recurring purchase accounting adjustment in cost of goods sold of $1,653,000 related to reversing acquisition date inventory fair market value adjustments as inventory was sold subsequent to the acquisition. Also incurred during the fourth quarter of fiscal year 2002 were non-recurring charges of $2,288,000 for integration and restructuring costs related to the Novametrix acquisition, primarily for the elimination and centralization of certain duplicate back office functions. During the fourth quarter of fiscal year 2002, the Company also incurred an impairment charge of $2,006,000 representing the write-off of intangible assets, inventory, and fixed assets related to an oxygen monitoring technology development project that was cancelled based in part on the results of a review of that technology by engineers at Novametrix. See the Financial Condition, Liquidity, and Capital Resources section of this Management's Discussion and Analysis and Note O to the Consolidated Financial Statements for additional information regarding these non-recurring charges.

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

       During fiscal year 2001, the Company incurred additional restructuring charges of $800,000 related to the restructuring described above, primarily for inventory write-offs of discontinued products. Also during fiscal year 2001, the Westminster, Colorado facility, which had been closed in the restructuring, was sold for a gain of approximately $2,000,000 and debt on the facility totaling approximately $4,100,000 was repaid. See the Financial Condition, Liquidity, and Capital Resources section of this Management's Discussion and Analysis and Note L to the Consolidated Financial Statements for additional information regarding the restructuring.

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

       The Company's effective income tax rate (excluding the one-time reduction in income tax liability described above) was 40% for fiscal years 2002, 2001, and 2000. The Company's effective tax rate for fiscal year 2000 including the item above was 33%.

       As a result of the factors described above, the Company's net income was $38,417,000 (8% of net sales) or $1.20 per diluted share for fiscal year 2002 as compared to $33,571,000 (8% of net sales) or $1.09 per diluted share for fiscal year 2001 and $5,752,000 (2% of net sales) or $0.19 per diluted share for fiscal year 2000.

       Excluding the impact of the various non-recurring items described above, the Company's net income was $42,270,000 (9% of net sales) or $1.32 per diluted share for fiscal year 2002 as compared to $33,581,000 (8% of net sales) or $1.09 per diluted share for fiscal year 2001 and $25,363,000 (7% of net sales) or $0.85 per diluted share for fiscal year 2000.

Financial Condition, Liquidity and Capital Resources

       The Company had working capital of $198,966,000 and $171,985,000 at June 30, 2002 and 2001, respectively. Net cash provided by operating activities was $87,186,000 for fiscal year 2002 as compared to $52,224,000 for fiscal year 2001 and $23,620,000 for fiscal year 2000. The increase in cash flow from operating activities for all three fiscal years was primarily a result of higher earnings. Fiscal year 2002 cash flow was positively impacted by a decrease in inventory and other current asset levels compared to increases in these balances in prior years, as well as a positive impact of changes in accounts payable and accrued expenses compared to fiscal year 2001.

       Net cash used by investing activities was $44,556,000, $27,599,000, and $28,390,000 for fiscal years 2002, 2001, and 2000, respectively. The majority of the cash used by investing activities for all periods represented capital expenditures, including the purchase of leasehold improvements and facilities, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in all three fiscal years included additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. In fiscal year 2002, cash used for investing activities also included the purchase price paid for Novametrix and Fuji, net of cash acquired. See discussion below and Note O to the Consolidated Financial Statements for additional information about these acquisitions. Positive cash flows from operating activities and accumulated cash and cash equivalents provided funding for investment activities in all years.

       Net cash provided by financing activities includes borrowings and repayments under the Company's various long-term obligations, proceeds from the issuance of common stock under the Company's stock option plans, and the acquisition and use of treasury stock.

       In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and therefore are not recorded on the Company's financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company's financial statements was approximately $18,428,000 and $22,670,000 at June 30, 2002 and 2001, respectively. The transfer of the remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) does not meet the criteria of this Standard and therefore must be recorded as collateralized borrowing arrangements. Accordingly, the Company has included $11,826,000 of receivables sold with recourse as assets in prepaid expenses and other at June 30, 2002 and has recorded offsetting liabilities at that date in accrued expenses and other.

       From August 1998 through September 1999, the Company's Board of Directors authorized several stock buybacks which represented authorization to purchase up to

4,000,000 shares of the Company's outstanding common stock. During fiscal year 2000, the Company repurchased, net of share usage, a total of 1,044,000 shares in open market transactions resulting in a net use of cash of $9,201,000. No shares were repurchased by the Company during fiscal years 2001 or 2002. Including shares repurchased prior to fiscal year 2000, the Company has repurchased a total of 3,800,000 shares under this buyback program. At June 30, 2002, approximately 3,593,000 shares remained in treasury. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

       In May 1998, the Company finalized a $100,000,000 revolving credit facility with a group of commercial banks. This credit facility was initially used to refinance approximately $55,000,000 of the Company's existing long-term debt with the remaining balance of the facility available for future borrowing. The credit facility was also used for general corporate purposes, including the stock buyback described above. The revolving credit facility permitted borrowings and repayments until its maturity in May 2003. In December 1998, the amount of the revolving credit facility was increased to $125,000,000. The revolving credit facility was unsecured and contained certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility was based on a spread over the London Interbank Borrowing Rate ("LIBOR"). During fiscal years 2002 and 2001, the Company repaid $18,200,000 and $20,000,000, respectively, on the revolving credit facility. As of June 30, 2002, the interest rate on amounts outstanding under the revolving credit facility was approximately 2.29%.

       On August 19, 2002, the Company entered into a new Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available with similar terms and financial covenants. The new Revolving Credit Agreement is also unsecured and matures in August 2005. See Notes D and N to the Consolidated Financial Statements for additional information about the credit facilities.

       The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

       On August 1, 2002, one of the Company's significant homecare distribution customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt. According to the press release issued in connection with the filing, this restructuring was announced as a "100-percent plan," meaning that creditors and vendors are expected to receive all that they are owed, either immediately or over time with interest. The press release also stated that the Company's customer elected to seek court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations. The Company believes that based on current available information, the Company's reserve levels as of June 30, 2002, are adequate relative to its receivable with this customer. The Company will continue to monitor the situation.

       Note L to the Consolidated Financial Statements summarizes the restructuring charges discussed above taken in regard to the fiscal year 2000 restructuring, including the reserve balances relating to these charges that remain at June 30, 2002. The reserves shown for employee severance, lease buyouts, and other direct expenses will require corresponding cash expenditures in future periods. The Company does not expect to incur additional charges in respect to this restructuring.

       Note O to the Consolidated Financial Statements summarizes the two acquisitions that the Company made in the fourth quarter of fiscal year 2002. In the acquisition of Novametrix, the Company issued approximately 2,400,000 shares of its common stock and issued stock options with a total value of approximately $81 million. In the acquisition of its majority interest in Fuji, the Company paid $6 million in cash and assumed net indebtedness of $13 million. Total cash expended for both acquisitions, including transaction costs and net of cash acquired, was $4.1 million.

       The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. See Notes D, E, and N to the Consolidated Financial Statements for additional information about these obligations and commitments.

       The following table summarizes significant contractual obligations and commercial commitments of the Company as of June 30, 2002:

               CONTRACTUAL OBLIGATIONS and COMMERCIAL COMMITMENTS

                                                                        Payments Due By Period
                                           ------------------------------------------------------------------------------

                                              Total         Less Than 1       1-3 Years       4-5 Years         After 5
   Contractual Obligations                                      Year                                             Years
   -----------------------                 ------------     -----------     ------------     -----------     ------------
Long-Term Debt                             $ 73,722,909     $23,206,736     $  1,016,581     $49,263,213     $    236,379
Capital Lease Obligations                    14,625,257       5,639,049        7,111,164       1,875,044                0
Operating Leases                             28,712,000       6,163,000        9,465,000       5,847,000        7,237,000
                                           ------------     -----------     ------------     -----------     ------------

Total Contractual Obligations              $117,060,166     $35,008,785     $ 17,592,745     $56,985,257     $  7,473,379
                                           ============     ===========     ============     ===========     ============

                                                             Amount of Commitment Expiration Per Period
                                           ------------------------------------------------------------------------------

                                           Total Amounts    Less Than 1       1-3 Years       4-5 Years         After 5
  Other Commercial Commitments               Committed          Year                                             Years
  ----------------------------             -----------      -----------     ------------     -----------     ------------
Standby Letters of Credit                  $ 1,220,000      $ 1,220,000     $          0     $         0     $          0
                                           ===========      ===========     ============     ===========     ============

       The Company believes that its sources of funding --- consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $85,880,000 at June 30, 2002 based on the Company's August 19, 2002 Revolving Credit Agreement), and its accumulated cash and cash equivalents --- will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

       The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

       Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At June 30, 2002, the Company had total long-term obligations, including the current portion of those obligations, of $88,348,000. Of that amount, $24,848,000 was in fixed rate obligations and $63,500,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the June 30, 2002 weighted average interest rate of 2.28% to a weighted average interest rate of 2.51%), annual interest expense would be approximately $145,000 higher based on the June 30, 2002 outstanding balance of variable rate obligations. The Company has no interest rate swap agreements.

       Foreign Exchange Rates: A substantial majority of the Company's sales, expenses, and cash flows are transacted in U.S. dollars. The Company also does business in various foreign currencies, primarily the Euro, the Japanese yen, the Hong Kong dollar and the Chinese yuan. For the year ended June 30, 2002, sales denominated in currencies other than the U.S. dollar totaled $30,784,000, or approximately 6% of total sales. For the year ended June 30, 2002, pre-tax income denominated in currencies other than the U.S. dollar totaled $8,742,000, or approximately 12% of total pre-tax income. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $3,078,000 and a decrease in pre-tax income of $874,000 for the year ended June 30, 2002. The Company's subsidiaries that operate in Germany, France, Japan, Hong Kong and China have certain accounts receivable and accounts payable denominated in U.S. dollars in addition to receivable and payable accounts in their home currencies which can act to further mitigate the impact of foreign exchange rate changes. The Company has no significant foreign currency contracts.

Inflation

       Inflation has not had a significant effect on the Company's business during the periods discussed.

Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the provisions of FASB No. 141 to account for business combinations consummated after July 1, 2001, including the acquisitions of Novametrix and Fuji discussed above and in Note O to the Consolidated Financial Statements.

       The Company has applied the new rules under FASB No. 142 on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of approximately $3,000,000 or $0.08 per diluted share. The Company has also performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and no impairment has been found to exist as of July 1, 2002.

       In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued. This Statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. FASB No. 143 is effective for the Company's fiscal year ending June 30, 2003. The Company believes that the impact of FASB No. 143 on its financial position and results of operations will not be material.

       In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). FASB No. 144 is effective for the Company's fiscal year ending June 30, 2003. The Company believes that the impact of FASB No. 144 on its financial position and results of operations will not be material.

       Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued to amend FASB No. 13 and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FASB No. 145 also makes various technical corrections to existing pronouncements that are not substantive in nature. The Company is currently evaluating the impact FASB No. 145 will have on its financial position and results of operations.

       Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact FASB No. 146 will have on its financial position and results of operations.

Critical Accounting Policies

       The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

       Revenue Recognition: The Company's revenues are recognized when title to product passes to the customer, which generally occurs upon shipment to a customer location and, in the case of rental revenue and long-term service contracts, is recognized ratably over the period the product is rented or services are performed. From time to time, the Company offers favorable sales arrangements to certain of its largest customers in exchange for volume purchase commitments. These customers make such large purchases for a variety of reasons, including the desire to reduce shipping costs and to correspond to their own budgeting and purchasing cycles. The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

       Allowance for Uncollectible Accounts Receivable: Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company's receivables are due from health care product providers, distributors, and hospitals. The Company's customers are located throughout the United States and around the world. A significant portion of products sold to providers, distributors, and hospitals, both foreign and domestic, is ultimately funded through government reimbursement programs or through private insurance programs. As a consequence, changes in these programs can have an adverse impact on distributor and hospital liquidity and profitability. In addition, because a concentration of market share exists in the homecare product industry in the United States among national and large regional providers, the Company experiences a comparable concentration of credit risk with these customers. The estimated allowance for uncollectible amounts is based primarily on the Company's evaluation of the payment pattern and financial condition of its customers. In addition, the Company is contingently liable, within certain limits, in the event of a customer default on unpaid installment receivables initiated by or transferred to several independent leasing companies in connection with customer leasing programs. The Company monitors the collection status of these installment receivables and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

       Inventories and Related Allowance for Obsolete and Excess Inventory:
Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on the Company's review of inventories on hand compared to estimated future usage and sales. If it is determined that inventory on hand is in excess of estimated future usage and sales because of product obsolescence, changes in customer demand, or other reasons, additional inventory reserves may need to be provided. The establishment of these additional reserves may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

       Intangible and Product Technology Related Assets: Intangible and product technology related assets are amortized to expense over their useful lives. These useful lives are based on the Company's estimates of the period that the assets will generate revenue. Intangible and product technology related assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. If such carrying amounts are determined to be unrecoverable because of changes in technology, extended delays in obtaining regulatory approval, competition, or other reasons, the carrying amounts may need to be adjusted. These adjustments may have an adverse impact on earnings, depending on the significance of the carrying amounts and the extent of the required adjustments.

       Contingencies: As a normal part of its business operations, the Company incurs liabilities that may be difficult to quantify precisely, such as future warranty obligations, potential liabilities relating to legal or regulatory matters, and tax exposures. The Company follows the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," which dictate when a charge to income should be taken to accrue for a loss contingency. These requirements necessitate the application of judgment regarding the likelihood and amount of the liability.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

       The statements contained in this Annual Report, including those contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition," along with statements in reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company's marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 8.  Consolidated Financial Statements
         ---------------------------------

         Index to Consolidated Financial Statements

         Report of Independent Auditors ......................................  27

         Consolidated Balance Sheets as of June 30, 2002 and 2001 ............  28

         Consolidated Statements of Operations for the
           years ended June 30, 2002, 2001, and 2000 .........................  29

         Consolidated Statements of Cash Flows for the
           years ended June 30, 2002, 2001, and 2000 .........................  30

         Consolidated Statements of Shareholders' Equity
           for the years ended June 30, 2002, 2001, and 2000 .................  31

         Notes to Consolidated Financial Statements ..........................  32

                         Report of Independent Auditors

Board of Directors
Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    /s/Ernst & Young LLP

Pittsburgh, Pennsylvania
July 23, 2002, except for Note N as
  to which the date is August 19, 2002

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

At June 30                                                                         2002                   2001
                                                                           ----------------------------------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                          $       62,334,684     $       27,320,910
      Trade accounts receivable, less allowance for
           doubtful accounts of $18,458,000 and $16,457,000                     121,281,073             98,078,344
      Inventories                                                                86,632,027             73,417,896
      Prepaid expenses and other                                                 23,875,193             10,937,110
      Deferred income tax benefits                                               15,728,389             14,201,951
                                                                           ----------------       ----------------
                   TOTAL CURRENT ASSETS                                         309,851,366            223,956,211

PROPERTY, PLANT AND EQUIPMENT
      Land                                                                        2,867,555              2,506,052
      Building                                                                   16,777,382              8,509,596
      Machinery and equipment                                                   133,872,197             84,559,172
      Furniture, office and computer equipment                                   67,768,498             56,011,341
      Leasehold improvements                                                      6,413,872              5,286,891
                                                                           ----------------       ----------------
                                                                                227,699,504            156,873,052
      Less allowances for depreciation
                   and amortization                                             127,764,645             89,259,800
                                                                           ----------------       ----------------
                                                                                 99,934,859             67,613,252

OTHER ASSETS                                                                     33,802,545             15,868,930


GOODWILL                                                                        103,860,749             59,856,714
                                                                           ----------------       ----------------

                                                                         $      547,449,519     $      367,295,107
                                                                           ================       ================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                   $       39,081,748     $       28,964,129
      Accrued expenses and other                                                 42,958,007             19,009,135
      Current portion of long-term obligations                                   28,845,785              3,998,317
                                                                           ----------------       ----------------
                   TOTAL CURRENT LIABILITIES                                    110,885,540             51,971,581

LONG-TERM OBLIGATIONS                                                            59,502,381             80,055,378

MINORITY INTEREST and OTHER                                                       9,341,531                      0

SHAREHOLDERS' EQUITY
      Common Stock, $.01 par value; authorized
            100,000,000 shares; issued and outstanding
            36,885,795 shares at June 30, 2002 and
            34,013,785 shares at June 30, 2001                                      368,858                340,138
      Additional capital                                                        213,837,023            121,720,289
      Accumulated other comprehensive loss                                       (2,718,213)            (4,237,433)
      Retained earnings                                                         198,450,389            160,033,521
      Treasury stock                                                            (42,217,990)           (42,588,367)
                                                                           ----------------       ----------------
                   TOTAL SHAREHOLDERS' EQUITY                                   367,720,067            235,268,148
                                                                           ----------------       ----------------

                                                                         $      547,449,519     $      367,295,107
                                                                           ================       ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

Year Ended June 30                                                          2002                2001             2000
                                                                    ------------------------------------------------------
Net sales                                                           $    494,918,654    $    422,437,862   $  368,184,110
Cost of goods sold                                                       260,795,012         223,362,120      196,519,907
Cost of goods sold - restructuring charges                                         0             724,990        8,709,895
                                                                       -------------        ------------      -----------
                                                                         234,123,642         198,350,752      162,954,308

General and administrative expenses                                       60,718,793          50,125,593       48,754,853
Sales, marketing and commission expenses                                  86,188,885          72,428,211       62,771,648
Research and development expenses                                         17,317,462          15,281,233       16,814,561
Integration and restructuring charges (credit)                             2,288,398          (1,908,581)      20,486,009
Impairment charge                                                          2,005,722                   0                0
Interest expense                                                           3,011,018           7,545,535        6,945,585
Other income                                                              (1,442,853)         (1,029,283)      (1,394,231)
                                                                       -------------        ------------      -----------
                                                                         170,087,425         142,442,708      154,378,425
                                                                       -------------        ------------      -----------

                              INCOME BEFORE INCOME TAXES                  64,036,217          55,908,044        8,575,883

Income taxes                                                              25,619,349          22,336,760        2,823,599
                                                                       -------------        ------------      -----------

                              NET INCOME                            $     38,416,868    $     33,571,284   $    5,752,284
                                                                       =============        ============      ===========

Basic earnings per share                                            $           1.24    $           1.12   $         0.19
                                                                       =============        ============      ===========

Basic shares outstanding                                                  31,079,282          29,962,366       29,660,366

Diluted earnings per share                                          $           1.20    $           1.09   $         0.19
                                                                       =============        ============      ===========

Diluted shares outstanding                                                32,008,359          30,886,043       30,003,755

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

Year Ended June 30                                                                  2002              2001                2000
                                                                               --------------   -----------------    --------------
OPERATING ACTIVITIES
  Net income                                                                   $  38,416,868    $     33,571,284   $     5,752,284
  Adjustments to reconcile net income to net
    cash provided by operating activities:
          Depreciation                                                            28,578,753          23,166,376        20,850,886
          Amortization                                                             5,653,328           5,171,364         5,855,565
          Tax benefit from exercise of stock options                               2,766,453           3,147,495           414,354
          Provision for asset write-offs                                           2,005,722                   0        11,694,013
          Gain on sale of property, plant, and equipment                                   0          (2,302,000)                0
          Provision for bad debts                                                  3,275,000           2,000,000         4,500,000
          Provision (benefit) for deferred income taxes                            3,251,495           2,949,095        (4,415,676)
          Changes in operating assets and liabilities:
             Increase in accounts receivable                                      (7,905,452)         (3,344,649)       (1,980,488)
             Decrease (increase) in inventories and other current assets           9,052,239          (5,742,168)      (16,049,078)
             Increase in other assets                                             (3,637,616)         (1,944,496)       (5,538,934)
             Increase (decrease) in accounts payable and accrued expenses          5,728,845          (4,448,085)        2,537,308
                                                                               -------------       -------------     -------------

               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                            87,185,635          52,224,216        23,620,234

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                                      (39,829,553)        (28,236,464)      (27,304,289)
  Proceeds from sale of property, plant, and equipment                                     0           1,425,000                 0
  Acquisition of businesses, net of cash acquired                                 (4,726,200)           (787,580)       (1,085,407)
                                                                               -------------       -------------     -------------

               NET CASH  USED BY
                  INVESTING ACTIVITIES                                           (44,555,753)        (27,599,044)      (28,389,696)

FINANCING ACTIVITIES
  Proceeds from long-term obligations                                              4,531,085                   0        11,219,280
  Reduction in long-term obligations                                             (21,198,203)        (25,447,952)       (2,059,199)
  Issuance of common stock                                                         8,382,625           8,549,206         1,519,938
  Use (acquisition) of treasury stock, net                                           370,377                   0        (9,201,439)
  Increase (decrease) in minority interest and other                                 298,008                   0          (766,035)
                                                                               -------------       -------------     -------------

               NET CASH (USED) PROVIDED BY
                  FINANCING ACTIVITIES                                            (7,616,108)        (16,898,746)          712,545

                                                                               -------------       -------------     -------------

               INCREASE (DECREASE) IN CASH AND
                  CASH EQUIVALENTS                                                35,013,774           7,726,426        (4,056,917)

Cash and cash equivalents at beginning of period                                  27,320,910          19,594,484        23,651,401
                                                                               -------------       -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  62,334,684     $    27,320,910   $    19,594,484
                                                                               =============       =============     =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

                                        Common Stock                  Accumulated                   Treasury Stock
                                    -------------------  Additional  Comprehensive   Retained  -----------------------
                                      Shares    Amount    Capital    Income (Loss)   Earnings    Shares      Amount        Total
                                    ---------- -------- ------------ ------------- ----------- --------- ------------- ------------
BALANCE AT JUNE 30, 1999            32,999,332 $329,993 $108,863,191 $(1,231,013) $120,709,953 2,689,683 $(34,150,678) $194,521,446

Shares sold pursuant to stock
   option plans                        183,233    1,833    1,518,105           0             0         0            0     1,519,938

Net acquisition and use of
   treasury stock                            0        0            0           0             0 1,043,815   (9,201,439)   (9,201,439)

Income tax benefit from exercise
   of stock options                          0        0      414,354           0             0         0            0       414,354

Comprehensive income (loss):

      Net income for the year ended
         June 30, 2000                       0        0            0           0     5,752,284         0            0     5,752,284

      Foreign currency translation
         adjustments                         0        0            0  (1,900,690)            0         0            0    (1,900,690)
                                    ---------- -------- ------------ -----------  ------------ --------- ------------  ------------
Total comprehensive income (loss)            0        0            0  (1,900,690)    5,752,284         0            0     3,851,594
                                    ---------- -------- ------------ -----------  ------------ --------- ------------  ------------

BALANCE AT JUNE 30, 2000            33,182,565  331,826  110,795,650  (3,131,703)  126,462,237 3,733,498  (43,352,117)  191,105,893

Shares sold pursuant to stock
   option and purchase plans           831,220    8,312    7,777,144           0             0   (94,329)     763,750     8,549,206

Income tax benefit from exercise
   of stock options                          0        0    3,147,495           0             0         0            0     3,147,495

Comprehensive income (loss):

      Net income for the year ended
         June 30, 2001                       0        0            0           0    33,571,284         0            0    33,571,284

      Foreign currency translation
         adjustments                         0        0            0  (1,105,730)            0         0            0    (1,105,730)
                                    ---------- -------- ------------ -----------  ------------ --------- ------------  ------------
Total comprehensive income (loss)            0        0            0  (1,105,730)   33,571,284         0            0    32,465,554
                                    ---------- -------- ------------ -----------  ------------ --------- ------------  ------------

BALANCE AT JUNE 30, 2001            34,013,785  340,138  121,720,289  (4,237,433)  160,033,521 3,639,169  (42,588,367)  235,268,148

Shares sold pursuant to stock
   option and purchase plans           472,617    4,726    8,377,899           0             0         0            0     8,382,625

Net acquisition and use of
   treasury stock                            0        0            0           0             0   (46,444)     370,377       370,377

Income tax benefit from exercise
   of stock options                          0        0    2,766,453           0             0         0            0     2,766,453

Stock issued for business acquired   2,399,393   23,994   80,972,382           0             0         0            0    80,996,376

Comprehensive income:

      Net income for the year ended
         June 30, 2002                       0        0            0           0    38,416,868         0            0    38,416,868

      Foreign currency translation
         adjustments                         0        0            0   1,519,220             0         0            0     1,519,220
                                    ---------- -------- ------------ -----------  ------------ --------- ------------  ------------
Total comprehensive income                   0        0            0   1,519,220    38,416,868         0            0    39,936,088
                                    ---------- -------- ------------ -----------  ------------ --------- ------------  ------------

BALANCE AT JUNE 30, 2002            36,885,795 $368,858 $213,837,023 $(2,718,213) $198,450,389 3,592,725 $(42,217,990) $367,720,067
                                    ========== ======== ============ ===========  ============ ========= ============  ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
----------------------------
The consolidated financial statements include the accounts of Respironics, Inc. (the "Company") and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests in majority owned subsidiaries have been recorded.

Revenue Recognition:
--------------------
Revenue is recognized from sales when title to product passes to the customer, which generally occurs upon shipment to a customer location. Rental and service revenues are recognized when billed on a monthly basis consistent with the rental and service periods.

Shipping and Handling Costs:
----------------------------
Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

Inventories:
------------
Inventories are valued at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment:
------------------------------
Property, plant and equipment is recorded on the basis of cost. Costs incurred to purchase or develop software for internal use, including upgrades and enhancements, are capitalized during the software application development stage in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets, which are 30 years for buildings and generally range from two to five years for other property, plant, and equipment. Amortization of assets under capital leases is included in depreciation expense.

Income Taxes:
-------------
Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries (other than deemed dividends which are taxed currently) because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Foreign Currency Translation:
-----------------------------
Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the statement date or historical rates depending upon the nature of the account. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are credited or charged directly to accumulated comprehensive income (loss). Gains and losses resulting from foreign currency transactions are credited or charged directly to income.

Stock Options:
--------------
Stock options are granted to certain employees and certain members of the Company's Board of Directors at the fair market value of the Company's stock on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders' equity at the date the options are exercised. There are no charges or credits to income with respect to these options. The Company follows the requirements of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended, in accounting for stock-based compensation.

Earnings per Share:
-------------------
Basic earnings per share are based on the weighted average number of shares actually outstanding. Diluted earnings per share are based on the weighted average number of shares actually outstanding and dilutive potential shares, such as dilutive stock options and warrants which are determined using the treasury stock method.

Cash and Cash Equivalents:
--------------------------
The Company considers all highly liquid investments with a maturity of 30 days or less when purchased to be cash and cash equivalents.

Capitalized Software Production Costs:
--------------------------------------
Software development costs have been capitalized when technological feasibility was established and are being amortized to the cost of product revenues over the estimated economic lives (generally three to five years) of the products that include such software. Total net capitalized software production costs were $4,515,000 and $1,940,000 at June 30, 2002 and 2001, respectively.

Advertising Costs:
------------------
Advertising is charged to expenses during the period in which it is incurred. Total advertising expenses for the fiscal years ended June 30, 2002, 2001, and 2000 were $965,000, $805,000, and $1,224,000, respectively.

Goodwill and Other Long-Lived Assets:
-------------------------------------
Goodwill is the cost in excess of the fair value of net assets of businesses acquired and is amortized on the straight-line method over periods from 15 to 40 years. Accumulated amortization was $23,099,000 and $19,289,000 at June 30, 2002 and 2001, respectively. Through fiscal year 2002, the Company has evaluated the carrying value of goodwill and other long-lived assets for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill or other long-lived assets could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill or other long-lived asset in measuring whether the goodwill or other long-lived asset is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the goodwill or other long-lived asset to fair value.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the provisions of FASB No. 141 to account for business combinations consummated after July 1, 2001, including the acquisitions of Novametrix Medical Systems Inc. ("Novametrix") and Fuji, RC Co., Ltd. ("Fuji") discussed in Note O to these Consolidated Financial Statements.

Effective July 1, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. The Company has performed the first of its required impairment tests with the adoption of FASB No. 142 and has determined that no impairment exists as of July 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of approximately $3,000,000 or $0.08 per diluted share.

Accrued Expenses and Other:
---------------------------
Accrued expenses and other includes accrued compensation of $11,060,000 and $6,887,000 at June 30, 2002 and 2001, respectively.

Comprehensive Income:
---------------------
Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity.

Recent Accounting Pronouncements:
---------------------------------
In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). FASB No. 144 is effective for the Company's fiscal year ending June 30, 2003. The Company believes that the impact of FASB No. 144 on its financial position and results of operations will not be material.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact FASB No. 146 will have on its financial position and results of operations.

Use of Estimates:
-----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Presentation of Comparative Financial Statements:
------------------------------------------------------------
Certain amounts in the June 30, 2001 and 2000 financial statements were reclassified to conform with the presentation in the current period.

NOTE B - CASH EQUIVALENTS

Cash equivalents consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States and Hong Kong.

NOTE C -- INVENTORIES

Inventories consisted of the following:

                                             June 30
                                        2002            2001
                                   -----------     -----------
Raw materials                      $15,236,332     $20,738,160
Work-in-process                      8,135,768       5,960,618
Finished goods                      63,259,927      46,719,118
                                   -----------     -----------
                                   $86,632,027     $73,417,896
                                   ===========     ===========

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                            June 30
                                                     2002            2001
                                                  -----------    ------------
Commercial Bank Credit Agreement,
 payable in one lump sum in August 2005
 including interest at a floating rate
 (2.29% at June 30, 2002); see Note N             $62,900,000     $81,100,000

Bank Debt with varying maturities
 (final maturity in September 2005)
 including interest rates ranging from
 0.833% to 2.25%                                    8,675,928               0

Capital Lease Obligations, payable in
 monthly installments with varying completion
 dates through April 2007 including interest
 rates ranging from 2.9% to 3.0%                   14,625,257               0

Other                                               2,146,981       2,953,695
                                                  -----------     -----------
                                                   88,348,166      84,053,695
Less current portion                               28,845,785       3,998,317
                                                  -----------     -----------
                                                  $59,502,381     $80,055,378
                                                  ===========     ===========

Other long-term obligations in the above table includes an Economic Development Revenue Bond, Industrial Development Authority Loans, and a Redevelopment Authority Loan that are secured by mortgages on the Company's manufacturing facility in Murrysville, Pennsylvania. Proceeds from the bonds and the loans were used to finance the construction and expansion of some of the Company's facilities. The Capital Lease Obligations are primarily for ventilators and other equipment rented to outside customers by the Company's Fuji subsidiary. The Commercial Bank Credit Agreement, under which a total of $125,000,000 was available, was unsecured. The Company was required to meet certain financial covenants in connection with these obligations, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage. At June 30, 2002, the Company was in compliance with these covenants. The Commercial Bank Revolving Credit Agreement included a commitment fee, currently equal to 0.150%, on the unused portion of the facility.

Scheduled maturities of long-term obligations for the next five years are as follows:

                                            Maturities of
                                            Long-Term Debt
                                            --------------
            2003                             $28,845,785
            2004                               4,910,823
            2005                               3,216,922
            2006                              50,497,208
            2007                                 641,049
            Thereafter                           236,379
                                            ------------
           TOTAL                             $88,348,166
                                            ============

Interest paid was $2,983,000, $7,870,000, and $6,590,000, for the years ended June 30, 2002, 2001, and 2000, respectively.

NOTE E - OPERATING LEASES

The Company leases its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2002 are as follows:

Year Ending June 30                     Amount
-------------------                    --------
2003                                $ 6,163,000
2004                                  5,265,000
2005                                  4,200,000
2006                                  3,183,000
2007                                  2,664,000
Thereafter                            7,237,000
                                    -----------
TOTAL                               $28,712,000
                                    ===========

Total rent expense for the years ended June 30, 2002, 2001, and 2000, was $5,255,000, $4,605,000, and $3,841,000, respectively.

NOTE F -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND CASH EQUIVALENTS
-------------------------
The carrying amount approximates fair value because of the short maturity of those investments.

LONG-TERM OBLIGATIONS
---------------------
The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company's obligations approximate their fair values at June 30, 2002 and 2001.

NOTE G -- INCOME TAXES

Income (loss) before income taxes consisted of the following:

                                           Year Ended June 30
                                 2002              2001             2000
                              -----------      -----------      -----------
 United States                $55,870,449       $56,058,248     $ 10,020,446
 Foreign                        8,165,768          (150,204)      (1,444,563)
                              -----------       -----------     ------------
     TOTAL                    $64,036,217       $55,908,044     $  8,575,883
                              ===========       ===========     ============

Income taxes (benefit) consisted of:

                                                        Year Ended June 30
                                                2002          2001          2000
                                             -----------   -----------   -----------
Current:
     Federal                                 $16,873,746   $17,157,270   $ 5,975,847
     Foreign                                   1,617,787      (595,422)      184,800
     State                                     3,876,321     2,825,817     1,078,628
     Tax benefit from exercise
         of stock options                     (2,766,453)   (3,147,495)     (414,354)
                                             -----------   -----------   -----------
                                              19,601,401    16,240,170     6,824,921

Deferred:
     Federal                                   2,921,678     2,579,968    (3,775,687)
     State                                       329,817       369,127      (639,989)
                                             -----------   -----------   -----------
                                               3,251,495     2,949,095    (4,415,676)
                                             -----------   -----------   -----------
Credit to additional paid-in-
      capital for tax benefit
      from stock option
      exercises                                2,766,453     3,147,495       414,354
                                             -----------   -----------   -----------

         TOTAL INCOME TAXES                  $25,619,349   $22,336,760   $ 2,823,599
                                             ===========   ===========   ===========

The difference between the statutory U.S. federal income tax rate and the Company's effective income tax rate is explained below:

                                                        Year Ended June 30
                                                      2002     2001     2000
                                                     ------   ------   -----
Statutory federal income tax rate                      35%      35%      35%
Increases (decreases):
     State taxes, net of federal benefit                4        4        3
     Foreign taxes                                     (2)       0        7
     Tax credits                                       (1)      (1)      (8)
     Tax liability adjustment                           0        0      (19)
     Non-deductible expenses (primarily
       goodwill amortization)                           3        1       14
     Other items, net                                   1        1        1
                                                     ----     ----     ----

EFFECTIVE INCOME TAX RATE                              40%      40%      33%
                                                     ====     ====     ====

Deferred income tax assets consisted of the following:

                                                         June 30
                                                   2002             2001
                                                ----------      -----------
     Allowance for bad debts                  $ 6,796,484       $ 5,849,756
     Depreciation                              (1,071,411)         (987,067)
     Inventory reserves                         3,497,260         4,663,616
     Restructuring reserves                     1,096,489           840,349
     Net operating loss carryforward,
       limited by Section 382                   1,724,127                 0
     Business credits carryforward,
       limited by Section 383                     711,870                 0
     Other                                      2,973,570         3,835,297
                                              -----------       -----------
     TOTAL                                    $15,728,389       $14,201,951
                                              ===========       ===========

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $12,932,775 at June 30, 2002.

Income taxes paid were $19,170,284, $19,533,062, and $3,286,051, for the years ended June 30, 2002, 2001, and 2000, respectively.

On April 12, 2002, the Company acquired Novametrix Medical Systems Inc. which had a federal and state net operating loss for the period ending April 12, 2002 of approximately $5,800,000. Such net operating loss on a carryforward basis expires in 2022. Additionally, Novametrix had unused research tax credits of approximately $475,000 which expire in varying amounts through 2013 and alternative minimum tax credits of $237,000 which do not have expiration dates. As a result of the ownership change, the utilization of the net operating loss and the credit carryforwards is limited each year by Internal Revenue Code Sections 382 and 383, respectively. The Company expects to fully utilize the net operating loss and credit carryforwards.

The change in deferred income tax assets between June 30, 2001 and June 30, 2002 includes $4,777,933 resulting from acquisitions.

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

NOTE H -- STOCK OPTION AND PURCHASE PLANS

The Company has in place the 1984 Incentive Stock Option Plan (the "1984 Plan"), the 1992 Stock Incentive Plan (the "1992 Plan") and the 2000 Stock Incentive Plan (the "2000 Plan"), which provide options to eligible employees, and in the case of the 2000 Plan, to eligible consultants and non-employee directors (as described below in the case of non-employee directors), to purchase common stock for a period up to ten years at option prices not less than fair market value at the time of the grant. Under the 1984 and 1992 Plans, options become exercisable no sooner than six months from the date of the grant at rates that vary depending on the plan and are subject to possible acceleration in certain circumstances. Under the 2000 Plan, options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the 2000 Plan. Under the 1992 and 2000 Plans, options may include cash payment rights and restricted shares of the Company's common stock may also be awarded. The 1984 Plan, which terminated as to new grants in 1993, had 3,400,000 shares approved for issuance. The 1992 Plan has a total of 3,000,000 shares approved for issuance, including 1,000,000 options that were approved by the Company's shareholders when the 1992 Plan was adopted and an additional 2,000,000 shares that were approved by the Company's shareholders in November 1998. The 2000 Plan has a total of 1,400,000 shares approved for issuance.

The Company also has in place the 1991 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), the shares available under which were exhausted in 2001. The 2000 Plan replaced the Directors' Plan for current grants. Options previously granted under the Directors' Plan, and currently granted under the 2000 Plan, are granted to members of the Company's Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase 5,100 shares on the third business day following the Company's annual meeting of shareholders. These grants will continue until options for all the shares available under the 2000 Plan have been granted. Such options are granted at fair market value on the date of grant. For options granted to non-employee directors, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the Directors' Plan and the 2000 Plan expire ten years after the date of grant. The Directors' Plan had 300,000 options approved for issuance, which were exhausted in 2001.

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

Novametrix had in place, prior to its merger with the Company, five stock option plans: the 1990 Stock Option Plan; the 1994 Stock Option Plan; the 1997 Long Term Incentive Plan; the 1999 Incentive Plan; and the 2000 Long Term Incentive Plan. Novametrix also had in place certain stock option agreements, separately from its plans, with its President and its Chief Operating Officer. At the date of the merger, the outstanding Novametrix options were converted into a total of 416,125 options to purchase Respironics common stock. Under the terms of the Novametrix plans and agreements, all such options become immediately exercisable in connection with the merger and the plans terminated as to new grants. All future stock option grants will be made from Respironics stock option plans.

Pertinent information regarding options under all Plans is as follows:

                                                            Option Shares
                                                            -------------
                                                          Year Ended June 30
                                                      2002       2001        2000
                                                  ----------  ----------  ----------
Outstanding at beginning of period                 2,173,989   2,584,479   1,950,861
Granted:
   Price range ($10.33 - $33.75)                   1,180,959
   Price range ($16.13 - $29.93)                                 604,000
   Price range ($ 7.94 - $14.44)                                           1,092,247


Exercised:
   Price range ($ 6.22 - $26.19)                    (486,225)
   Price range ($ 4.50 - $24.63)                                (833,840)
   Price range ($ 2.81 - $16.25)                                            (183,233)

Canceled                                            (104,695)   (180,650)   (275,396)
                                                  ----------  ----------  ----------
Outstanding at end of period (Weighted average
 price $19.69)                                     2,764,028   2,173,989   2,584,479
                                                  ==========  ==========  ==========

Exercisable at end of period                       1,104,509     647,692   1,100,821
                                                  ==========  ==========  ==========

Shares available for future grant                  1,648,722   2,308,861   1,332,211
                                                  ==========  ==========  ==========

The range of grant and exercise prices above includes the post-conversion option prices for options granted by Novametrix prior to its merger with the Company.

The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000, was $17.35, $10.39, and $4.81, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              2002         2001           2000
                                             ------       ------         ------
          Expected volatility                53.0%          57.1%         56.8%
          Expected dividend yield             none           none          none
          Risk-free interest rate             4.1%           5.0%          6.0%
          Expected life of stock options        5              5             5

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

                                           2002             2001           2000
                                       -----------       -----------   -----------
    Net earnings:
       As reported                     $38,416,868      $33,571,284    $ 5,752,284
       Pro forma                        33,311,365       30,202,284      3,365,284
    Diluted earnings per share:
       As reported                            1.20             1.09           0.19
       Pro forma                              1.04             0.98           0.11

Novametrix also had in place, prior to its merger with the Company, warrants outstanding to purchase shares of its common stock. At the date of the merger, the outstanding Novametrix warrants were converted into a total of 91,013 warrants to purchase Respironics common stock with exercise prices ranging from $10.33 per share to $29.52 per share. The warrants expire at various dates through March 2005 and are all currently exercisable.

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the "1997 Plan") under which employees could purchase common stock of the Company through payroll deductions during each Plan year beginning in 1997 through 2001. The 1997 Plan terminated as to future grants after 2001. In August 2001, the Company adopted the 2002 Employee Stock Purchase Plan (the "2002 Plan") under which employees can purchase common stock of the Company through payroll deductions during each Plan year beginning in 2002 through 2006. The purchase price under each Plan is the lesser of 85% of the market value of the Company's common stock on either the first or last day of the Plan year. The maximum amount each employee can purchase currently under the 2002 Plan, and historically could purchase under the 1997 Plan, is equal to 20% of annual compensation. There are no charges or credits to income in connection with the Plans. Shares are purchased at the end of each Plan year with the funds set aside through payroll deductions.

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

NOTE I - INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company conducts its operations in one reportable industry segment; the design, development, manufacture and sale of medical devices. Sales by product within this segment are as follows:

                                               Year Ended June 30
                                      2002            2001          2000
                                  ------------    ------------   -----------
NET SALES

 Homecare                         $410,796,354    $357,223,198   $307,644,676
 Hospital                           60,813,140      43,235,211     38,595,151
 Asthma and Allergy                 23,309,160      21,979,453     21,944,283
                                  ------------    ------------   ------------
NET SALES                         $494,918,654    $422,437,862   $368,184,110
                                  ============    ============   ============

Financial information about the Company by geographic area is presented below. The term "Foreign" is used to describe the Company's operations in Hong Kong, Germany, China, Japan, and France.

                                                   Year Ended June 30
                                          2002            2001          2000
                                      ------------    ------------   -----------
NET SALES
 United States:
   Unaffiliated customers             $458,470,999    $400,361,214   $342,454,391
   Interarea transfers                  21,176,011      17,644,344     81,490,976
                                      ------------    ------------   ------------
                                       479,647,010     418,005,558    423,945,367
 Foreign:
   Unaffiliated customers               36,447,655      22,076,648     25,729,719
   Interarea transfers                  15,223,575       9,882,463      8,071,010
                                      ------------    ------------   ------------
                                        51,671,230      31,959,111     33,800,729

 Elimination--Transfers                 36,399,586      27,526,807     89,561,986
                                      ------------    ------------   ------------
NET SALES                             $494,918,654    $422,437,862   $368,184,110
                                      ============    ============   ============

OPERATING PROFIT
 United States                        $ 73,762,027    $ 72,736,494   $ 53,214,768
 Foreign                                 9,555,227       1,124,102      2,435,236
                                      ------------    ------------   ------------
OPERATING PROFIT                        83,317,254      73,860,596     55,650,004

Corporate expense, including non-
  recurring items                       16,270,019      10,407,017     40,128,536
Interest expense                         3,011,018       7,545,535      6,945,585
                                      ------------    ------------   ------------
INCOME BEFORE INCOME TAXES            $ 64,036,217    $ 55,908,044   $  8,575,883
                                      ============    ============   ============

Interarea transfers are accounted for at prices comparable to unaffiliated customer sales reduced by an approximation of costs not incurred on internal sales.

Additional information regarding assets and liabilities by geographic area follows:

                                                       June 30
                                                 2002          2001
                                             ------------  ------------
IDENTIFIABLE ASSETS
  United States                              $401,844,394  $303,913,079
  Foreign                                      67,542,052    21,859,167
                                             ------------  ------------
                                              469,386,446   325,772,246
Corporate assets (cash and
  cash equivalents and
  deferred income taxes)                       78,063,073    41,522,861
                                             ------------  ------------
TOTAL ASSETS                                 $547,449,519  $367,295,107
                                             ============  ============

TOTAL ASSETS
 United States                               $463,359,111  $339,291,183
 Foreign                                       84,090,408    28,003,924
                                             ------------  ------------
TOTAL ASSETS                                 $547,449,519  $367,295,107
                                             ============  ============

TOTAL LIABILITIES
 United States                               $137,931,564  $130,484,540
 Foreign                                       41,797,888     1,542,419
                                             ------------  ------------
TOTAL LIABILTIES                             $179,729,452  $132,026,959
                                             ============  ============

The Company develops, manufactures and markets medical devices primarily for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to providers and distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. During the fiscal year ended June 30, 2002, one customer accounted for 10% of net sales. During the fiscal year ended June 30, 2001, that same customer accounted for 11% of net sales. No single customer accounted for 10% or more of net sales for the fiscal year ended June 30, 2000.

NOTE J -- RETIREMENT PLANS

The Company has a Retirement Savings Plan which is available to all U.S. employees. Employees may contribute up to 15% (to a defined maximum) of their compensation. Effective July 1, 2002, this contribution rate increases to up to 30% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee's compensation) at a 100% rate and may make discretionary contributions. Total Company contributions to these plans was $1,774,000, $1,307,000, and $1,528,000, for the years ended June 30, 2002, 2001, and 2000, respectively. The Company's current benefit program does not provide any other postretirement benefits to employees.

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

In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and therefore are not recorded on the Company's financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company's financial statements was approximately $18,428,000 and $22,670,000 at June 30, 2002 and 2001, respectively. The transfer of the remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) does not meet the criteria of this Standard and therefore must be recorded as collateralized borrowing arrangements. Accordingly, the Company has included $11,826,000 of receivables sold with recourse as assets in prepaid expenses and other at June 30, 2002 and has recorded offsetting liabilities at that date in accrued expenses and other.

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

Reconciliation of Restructuring Reserves

                                          Employee                         Lease Buyouts
                                          Severance          Asset         & Other Direct          Total
                                            Costs         Write-Downs         Expenses         Restructuring
                                          --------        -----------      --------------     --------------
Balance at July 1, 1999                  $         0      $         0       $          0      $            0
Restructuring charges (net)                6,300,000        8,900,000         14,000,000          29,200,000
Cash expenditures                         (3,100,000)               0        (12,900,000)        (16,000,000)
Noncash expenditures                               0       (1,700,000)                 0          (1,700,000)
                                         -----------      -----------      -------------      --------------
Balance at June 30, 2000                   3,200,000        7,200,000          1,100,000          11,500,000

Restructuring charges (net)(1)              (200,000)       1,000,000                  0             800,000
Cash expenditures                         (1,500,000)               0           (900,000)         (2,400,000)
Noncash expenditures                               0       (2,500,000)                 0          (2,500,000)
                                         -----------      -----------      -------------      --------------
Balance at June 30, 2001                   1,500,000        5,700,000            200,000           7,400,000

Restructuring charges (net)                        0                0                  0                   0
Cash expenditures                         (1,400,000)               0           (100,000)         (1,500,000)
Noncash expenditures                               0       (3,400,000)                 0          (3,400,000)
                                         -----------      -----------      -------------      --------------
Balance at June 30, 2002                 $   100,000      $ 2,300,000      $     100,000      $    2,500,000
                                         ===========      ===========      =============      ==============

(1) During the year ended June 30, 2001, the Company also recorded a gain of approximately $2,000,000 on the sale of the Westminster, Colorado facility.

During fiscal year 2000, the Company incurred a total of $29,200,000 in charges related to this restructuring. The primary components of these charges were severance and employment related costs ($6,300,000), asset write-downs to reflect decisions made regarding product, facility, and systems rationalization ($8,900,000), and lease buyouts related to facility rationalizations and other direct expenses of the restructuring ($14,000,000). The non-cash expenditures presented as reductions of the asset write-down restructuring charge represent disposals of fully written-down assets, including rationalized inventories and impairments to long-lived assets held for disposal consisting of machinery, equipment, and computer software.

During fiscal year 2001, the Westminster, Colorado facility was sold as planned, and a gain of approximately $2,000,000 was recorded on the sale. Also during fiscal year 2001, final restructuring expenses of $800,000 were incurred, primarily for inventory write-offs of discontinued products.

Restructuring costs incurred but not yet paid have been credited to accrued expense and asset write-downs have been credited against the applicable asset accounts. Substantially all of the remaining restructuring accruals as of June 30, 2002 are expected to be paid out during fiscal year 2003.

NOTE M -- STOCK REPURCHASE

From August 1998 through September 1999, the Company's Board of Directors authorized several stock buybacks which represented authorization to purchase up to 4,000,000 shares of the Company's outstanding common stock. During fiscal year 2000, the Company repurchased, net of share usage, a total of 1,044,000 shares in open market transactions resulting in a net use of cash of $9,201,000. No shares were repurchased during fiscal years 2001 or 2002. Including shares repurchased prior to fiscal year 2000, the Company has repurchased a total of 3,800,000 shares under this buyback program. Shares that are repurchased are added to treasury shares pending future use and reduce the number of shares outstanding used in calculating earnings per share.

NOTE N -- SUBSEQUENT EVENT

On August 19, 2002, the Company entered into a new Revolving Credit Agreement under which a total of $150,000,000 is available, with similar terms and financial covenants to the Commercial Bank Credit Agreement (see Note D) and which expires in August 2005. The new Revolving Credit Agreement is also unsecured.

NOTE O - ACQUISITIONS

On April 12, 2002, the Company completed its previously announced acquisition of 100% of the outstanding common stock of Novametrix Medical Systems Inc. ("Novametrix"), a leading cardiorespiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix (the "Merger"). The Company made this acquisition for various reasons, including: (a) the Novametrix monitoring products complement the Company's therapeutic products used in the hospital environment, (b) the Novametrix developmental care products complement the Company's infant management products and programs, (c) the Novametrix cardiac output monitoring technologies have the potential to support the Company's initiatives in the congestive heart failure area, and with the acquisition, (d) the Company's "critical mass" of products, revenues, profits, and assets in these markets increased, and (e) the Company expects to reduce costs by integrating Novametrix's business functions and processes. The results of operations of Novametrix are included in the Company's consolidated income statement beginning on the acquisition date, April 12, 2002.

Upon consummation of the Merger, approximately 2,400,000 shares of the Company's common stock were issued to the former stockholders of Novametrix, reflecting an exchange ratio of .2541 shares of the Company's common stock for each share of Novametrix common stock. The exchange ratio was determined based on the weighted average selling price of $31.48 for the Company's common stock for the 20 day trading period from March 11 through April 8, 2002. Novametrix stockholders received the Company's stock in an amount equal to $8.00 per Novametrix share based upon the weighted average selling price. In addition, approximately 509,000 shares of the Company's common stock were reserved for issuance upon exercise of options and warrants issued in exchange for Novametrix options and warrants that were not exercised prior to the consummation of the Merger. As of the close of trading on April 12, 2002, Novametrix common stock ceased to be traded on the Nasdaq National Market.

The total value of the Company's shares issued and reserved for issuance in the transaction was approximately $81.0 million based on the average fair market value of the Company's' common stock during the three-day periods both before and after the first day the number of shares issued became fixed, plus the fair market value of the Company's common stock reserved for issuance. In addition, the Company incurred approximately $3.4 million in transaction costs (consisting primarily of investment banking and other professional fees and severance costs for certain Novametrix employees), bringing the total acquisition cost to approximately $84.4 million.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price may be subject to further refinement, primarily due to final determination of the recoverability and disposition of assets and liabilities based on events that existed at the acquisition date.

At April 12, 2002
Current assets, primarily
   consisting of accounts
   receivable and inventories                $24,500,000
Property, plant and equipment                  2,900,000
Intangible assets                             17,700,000
Other noncurrent assets                        1,400,000
Goodwill                                      47,500,000
                                             -----------
Total assets acquired                        $94,000,000

Current liabilities, primarily
   consisting of accounts
   payable, accrued expenses,
   and current portion of
   debt                                        9,600,000
                                             -----------

Net assets acquired                          $84,400,000
                                             ===========

The amounts assigned to major classes of intangible assets are shown below:

Technology related assets,
   primarily patents                         $17,300,000
Non-compete agreements                           400,000
                                             -----------
Total intangible assets                      $17,700,000
                                             ===========

The weighted average amortization period is approximately 15 years for the technology related assets, approximately three years for the non-compete agreements, and approximately 14 years in total.

Approximately $3.1 million of goodwill is expected to be deductible for tax purposes.

Restructuring and integration costs related to the Novametrix acquisition were incurred during fiscal year 2002. Severance costs of $1,647,000 for the separation of approximately 50 employees were incurred, of which $1,336,000 was included in the acquisition costs shown above, and $311,000 was recorded as integration and restructuring charges. All severance is expected to be paid out during fiscal year 2003. Integration and restructuring charges also included $1,977,000 related to eliminating and centralizing certain duplicate back office functions. Cost of goods sold included $1,653,000 related to reversing acquisition date inventory fair market value adjustments as inventory was sold subsequent to the acquisition.

In the fourth quarter of fiscal year 2002, the Company ceased work on an oxygen monitoring technology development project based in part on the results of a review of that technology by engineers from Novametrix that was conducted after the acquisition. This decision resulted in an impairment charge totaling $2,006,000 in the fourth quarter representing the write-off of intangible assets, inventory and fixed assets related to the project.

The pro forma summary below presents the Company's results of operations as if the acquisition had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future. These results do not include costs related to the acquisition or related restructuring and integration costs recorded in fiscal year 2002 or the positive impact of cost reductions and other synergies that are expected to be realized as a result of the acquisition.

                                        Year ended June 30
                                    2002                 2001
                                    ----                 ----
Pro Forma Sales                  $531,606,000         $477,120,000

Pro Forma Net Income               37,857,000           33,049,000

Pro Forma Earnings
 Per Share                               1.12                 0.99

Novametrix had an April fiscal year-end, which differed from the Company's June year-end. In order to develop the fiscal year 2002 pro forma information, the Company's income statement for the year ended June 30, 2002 (which included Novametrix's results of operations effective April 12, 2002) was combined with Novametrix's unaudited income statement for the period July 1, 2001 through April 12, 2002. In order to develop the fiscal year 2001 pro forma information, the Company's income statement for the year ended June 30, 2001 was combined with Novametrix's income statement for the year ended April 29, 2001. Earnings per share data are based on the Company's weighted average number of common shares outstanding plus the total number of the Company's common shares and equivalents delivered to Novametrix stockholders as part of the acquisition.

In May 2002, the Company acquired a 60% controlling interest in Fuji, RC Co., Ltd., a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in a multiple step acquisition by December 31, 2006. The base cash purchase price for all of the outstanding shares is approximately $12 million with provisions for additional payment to one of the shareholders of Fuji to be made based on operating performance of Fuji over the next four years. These additional payments will be accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net assets acquired.

NOTE P -- EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Year Ended June 30
                                                2002          2001          2000
                                                ----          ----          ----
Numerator:

Net Income                                   $38,416,868   $33,571,284   $ 5,752,284

Denominator:

Denominator for basic earnings per share-
Weighted average shares                       31,079,282    29,962,366    29,660,366

Effect of Dilutive Securities-
Stock Options and Warrants                       929,077       923,677       343,389
                                             -----------   -----------   -----------

Denominator for diluted earnings per
share - Adjusted weighted average shares
and assumed conversions                       32,008,359    30,886,043    30,003,755
                                             ===========   ===========   ===========


Basic Earnings Per Share                     $      1.24   $      1.12   $      0.19
                                             ===========   ===========   ===========

Diluted Earnings Per Share                   $      1.20   $      1.09   $      0.19
                                             ===========   ===========   ===========

NOTE Q -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2002 and 2001:

                                                       2002
                                                       ----
                                                 Three Months Ended
                                  September 30   December 31    March 31      June 30
                                  ------------   -----------    --------      -------
Net Sales                         $107,409,000  $117,384,000  $126,708,000  $143,418,000

Gross Profit                        50,900,000    54,699,000    59,564,000    68,961,000

Integration, Restructuring and
  Impairment Charges                         0             0             0     4,294,000

Net Income                           8,102,000     9,957,000    11,316,000     9,042,000

Basic Earnings Per Share                  0.27          0.33          0.37          0.28
Diluted Earnings Per Share                0.26          0.32          0.36          0.27

                                                        2001
                                                        ----
                                                 Three Months Ended
                                  September 30   December 31    March 31      June 30
                                  ------------   -----------    --------      -------
Net Sales                          $92,064,000  $104,548,000  $110,208,000  $115,618,000

Gross Profit Including
  Restructuring Costs               43,402,000    49,436,000    50,787,000    54,726,000

Gross Profit Excluding
  Restructuring Costs               43,402,000    49,436,000    51,512,000    54,726,000

Restructuring Costs
  (Credits) - Net                            0             0    (1,184,000)            0

Net Income                           6,291,000     8,010,000     9,313,000     9,957,000

Basic Earnings Per Share                  0.21          0.27          0.31          0.33
Diluted Earnings Per Share                0.21          0.26          0.30          0.32

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

          None.

                                    PART III

Items 10 through 13.
--------------------

          In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is not set forth herein because prior to October 28, 2002 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 18, 2002, which Proxy Statement will contain such information. The information required by Items 10, 11, 12 and 13 is incorporated herein by reference to such Proxy Statement.

                                    PART IV

Item 14.   Controls and Procedures
           -----------------------

           Not applicable.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
           ----------------------------------------------------------------

           The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(a) (1)    Financial Statements:
           ---------------------

           The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated July 23, 2002, except for Note N as to which the date is August 19, 2002, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(a) (2)    Financial Statement Schedules:
           ------------------------------

                                                        Page
                                                        ----
           Financial Statement Schedules:

           Valuation and Qualifying Accounts .........   50

                          FINANCIAL STATEMENT SCHEDULE
                        VALUATION AND QUALIFYING ACCOUNTS

                               RESPIRONICS, INC.

COL. A                           COL. B               COL. C             COL. D       COL. E

                                                     ADDITIONS
                                 Balance at    Charged to  Charged to                 Balance
                                 Beginning of  Costs and   Other Accts- Deductions-   at End
DESCRIPTION                      Period        Expenses    Describe     Describe      of Period
-----------                      ------------  ----------  ------------ -----------   ---------
Year ended June 30, 2002:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                      $16,457,000   $3,275,000  $            $1,274,000(a) $18,458,000
                                 ===========   ==========  ========    ==========     ===========
Year ended June 30, 2001:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                      $17,975,000   $2,000,000  $            $3,518,000(a) $16,457,000
                                 ===========   ==========  ========     ==========    ===========
Year ended June 30, 2000:
Deducted from asset accounts:
   Allowance for doubtful
   accounts                      $13,919,000   $4,500,000  $            $  444,000(a) $17,975,000
                                 ===========   ==========  ========     ==========    ===========

(a)  Write-off of uncollectible accounts.

           All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(a) (3)  Exhibits
         --------

           Those exhibits listed on the exhibit index beginning on page 55 of this Form 10-K are filed herewith or incorporated by reference.

(b)  Reports on Form 8-K:
     --------------------

     Current Report on Form 8-K of Respironics, Inc. with a report date of April 26, 2002, announcing the completion of the acquisition of Novametrix Medical Systems Inc. by the Company.

     Current Report on Form 8-K of Respironics, Inc. with a report date of June 25, 2002, providing pro forma financial information relating to the acquisition of Novametrix Medical Systems Inc. by the Company.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RESPIRONICS, INC.


                                    By:   /s/ James W. Liken
                                         -----------------------------------
                                         James W. Liken, President and
                                         Chief Executive Officer

Date: September 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 30, 2002:

         /s/ James W. Liken                      /s/ James H. Hardie
 -------------------------------------  --------------------------------------
             James W. Liken                         James H. Hardie
             (President and                            (Director)
        Chief Executive Officer
             and Director)
     (Principal Executive Officer)


       /s/ Daniel J. Bevevino                   /s/ Donald H. Jones
 -------------------------------------  --------------------------------------
           Daniel J. Bevevino                       Donald H. Jones
  (Vice President and Chief Financial                  (Director)
               Officer)
     (Principal Accounting Officer)


       /s/ Gerald E. McGinnis                  /s/ Craig B. Reynolds
 -------------------------------------  --------------------------------------
           Gerald E. McGinnis                      Craig B. Reynolds
            (Chairman of the                           (Director)
           Board of Directors)


        /s/ John C. Miles II                    /s/ Joseph C. Lawyer
 -------------------------------------  --------------------------------------
            John C. Miles II                        Joseph C. Lawyer
               (Director)                              (Director)


       /s/ Douglas A. Cotter                   /s/ J. Terry Dewberry
 -------------------------------------  --------------------------------------
           Douglas A. Cotter                       J. Terry Dewberry
               (Director)                              (Director)


         /s/ Sean McDonald                     /s/ Candace L. Littell
 -------------------------------------  --------------------------------------
             Sean McDonald                         Candace L. Littell
               (Director)                              (Director)

                                 CERTIFICATIONS

I, James W. Liken, certify that:

1.  I have reviewed this annual report on Form 10-K of Respironics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002


                                                    /s/ James W. Liken
                                          --------------------------------------
                                                        James W. Liken
                                          President and Chief Executive Officer

I, Daniel J. Bevevino, certify that:

1.  I have reviewed this annual report on Form 10-K of Respironics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002



                                               /s/ Daniel J. Bevevino
                                      ------------------------------------------
                                                   Daniel J. Bevevino
                                      Vice President and Chief Financial Officer

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

10.42 Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to this Annual Report on Form 10-K for the fiscal year ended June 30, 2002.


21.1 List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1 Consent of Ernst & Young LLP, filed as Exhibit 23.1 to this Annual Report on Form 10-K.

99.1         Certification of James W. Liken, President and Chief Executive
             Officer

99.2 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer