Form 10-Q
period 2002-09-30
RESPIRONICS INC
filed 2002-11-15
CIK 780434

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission File No. 000-16723

                                RESPIRONICS, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                      25-1304989
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                Number)

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

As of October 31, 2002, there were 36,973,149 shares of Common Stock of the registrant outstanding, of which 3,588,358 were held in treasury.

                                      INDEX

                                RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Independent Accountants' Review Report

         Consolidated balance sheets -- September 30, 2002 and June 30, 2002.

         Consolidated statements of operations -- Three months ended September 30, 2002 and 2001.

         Consolidated statements of cash flows -- Three months ended September 30, 2002 and 2001.

         Notes to consolidated financial statements - September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Item 4.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

                     Independent Accountants' Review Report

Board of Directors
Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended not presented herein and in our report dated July 23, 2002, except for Note N as to which the date is August 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                     /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
October 23, 2002

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                         September 30      June 30
                                                             2002            2002
                                                        -----------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $  48,745,595   $  62,334,684
    Trade accounts receivable, less allowance for
     doubtful accounts of $17,998,000 and $18,458,000     120,856,308     121,281,073
    Inventories                                            84,701,563      86,632,027
    Prepaid expenses and other                             25,300,040      23,875,193
    Deferred income tax benefits                           16,390,324      15,728,389
                                                        -------------   -------------
            TOTAL CURRENT ASSETS                          295,993,830     309,851,366

PROPERTY, PLANT AND EQUIPMENT
    Land                                                    2,861,943       2,867,555
    Building                                               16,161,593      16,777,382
    Machinery and equipment                               141,170,121     133,872,197
    Furniture, office and computer equipment               70,588,116      67,768,498
    Leasehold improvements                                  6,450,515       6,413,872
                                                        -------------   -------------
                                                          237,232,288     227,699,504

    Less allowances for depreciation and amortization     136,290,860     127,764,645
                                                        -------------   -------------
                                                          100,941,428      99,934,859

OTHER ASSETS                                               33,354,144      33,802,545

GOODWILL                                                  105,217,976     103,860,749
                                                        -------------   -------------

                                                        $ 535,507,378   $ 547,449,519
                                                        =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                    $  33,167,077   $  39,081,748
    Accrued expenses and other                             43,714,116      42,958,007
    Current portion of long-term obligations               11,007,694      28,845,785
                                                        -------------   -------------
            TOTAL CURRENT LIABILITIES                      87,888,887     110,885,540

LONG-TERM OBLIGATIONS                                      60,416,390      59,502,381

MINORITY INTEREST and OTHER                                 9,849,588       9,341,531

SHAREHOLDERS' EQUITY
    Common Stock, $.01 par value; authorized
     100,000,000 shares; issued and outstanding
     36,962,025 shares at September 30, 2002 and
     36,885,795 shares at June 30, 2002                       369,620         368,858
    Additional capital                                    214,939,833     213,837,023
    Accumulated other comprehensive loss                   (3,109,848)     (2,718,213)
    Retained earnings                                     207,336,017     198,450,389
    Treasury stock                                        (42,183,109)    (42,217,990)
                                                        -------------   -------------
            TOTAL SHAREHOLDERS' EQUITY                    377,352,513     367,720,067
                                                        -------------   -------------

                                                        $ 535,507,378   $ 547,449,519
                                                        =============   =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                             Three months ended
                                                         September 30   September 30
                                                             2002           2001
                                                        -----------------------------
Net sales                                               $ 138,642,222   $ 107,408,622
Cost of goods sold                                         70,506,166      56,508,529
                                                        -------------   -------------

    GROSS MARGIN                                           68,136,056      50,900,093

General and administrative expenses                        17,779,005      12,909,013
Sales, marketing and commission expenses                   27,216,822      19,498,801
Research and development expenses                           5,484,203       4,313,602
Integration and restructuring charges                       3,165,094               0
Interest expense                                              715,030       1,074,588
Other income                                                 (514,268)       (323,432)
                                                        -------------   -------------
                                                           53,845,886      37,472,572
                                                        -------------   -------------

    INCOME BEFORE INCOME TAXES                             14,290,170      13,427,521

Income taxes                                                5,404,542       5,325,355
                                                        -------------   -------------

    NET INCOME                                          $   8,885,628   $   8,102,166
                                                        =============   =============

Basic earnings per share                                $        0.27   $        0.27
                                                        =============   =============

Basic shares outstanding                                   33,280,684      30,408,210

Diluted earnings per share                              $        0.26   $        0.26
                                                        =============   =============

Diluted shares outstanding                                 34,155,595      31,361,104

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

                                                           Three Months Ended September 30
                                                               2002               2001
                                                           -------------------------------
OPERATING ACTIVITIES
  Net income                                               $   8,885,628      $  8,102,166
  Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization                           9,858,057         8,527,596
       Change in minority interest and other                     508,057                 0
       Changes in operating assets and liabilities:
        Decrease in accounts receivable                          424,765         1,307,526
        Decrease in inventories                                1,247,648         4,080,154
        Change in other operating assets and liabilities      (8,313,479)       (2,063,047)
                                                           -------------      ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES          12,610,676        19,954,395

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                   (9,739,725)       (7,104,159)
  Additional purchase price and transaction costs for
   previously acquired business                                 (674,411)         (606,511)
                                                           -------------      ------------
           NET CASH  USED BY INVESTING ACTIVITIES            (10,414,136)       (7,710,670)

FINANCING ACTIVITIES
  Net decrease in borrowings                                 (16,924,082)       (3,203,957)
  Issuance of common stock                                     1,138,453         1,066,800
                                                           -------------      ------------
           NET CASH USED BY FINANCING ACTIVITIES             (15,785,629)       (2,137,157)
                                                           -------------      ------------
             (DECREASE) INCREASE IN CASH AND CASH
              EQUIVALENTS                                    (13,589,089)       10,106,568

Cash and cash equivalents at beginning of period              62,334,684        27,320,910
                                                           -------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  48,745,595      $ 37,427,478
                                                           =============      ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE B -- INVENTORIES

The composition of inventory is as follows:

                                September 30     June 30
                                    2002           2002
                                ------------   ------------
          Raw materials         $ 13,658,000   $ 15,236,000
          Work-in-process          8,213,000      8,136,000
          Finished goods          62,831,000     63,260,000
                                ------------   ------------

                                $ 84,702,000   $ 86,632,000
                                ============   ============

NOTE C -- CONTINGENCIES

On October 11, 2002, ResMed Corp., ResMed, Inc., and ResMed Ltd. (collectively, "ResMed") filed an action in Federal District Court against the Company alleging that its manufacture and sale of certain nasal masks infringe seven U.S. patents (only five of which have been issued) (the "ResMed Patents"). The complaint also alleges a number of related causes of action. In its complaint, ResMed seeks injunctive relief, actual and punitive damages, and an award of three times actual damages because of the Company's alleged willful infringement of the ResMed Patents. In its answer to ResMed's complaint, the Company denied, in all material respects, the allegations of the complaint.

On October 15, 2002, the Company filed its own Federal District Court action against ResMed Ltd. seeking a declaratory judgment that the seven ResMed Patents are invalid and/or unenforceable, and that the Company does not infringe the same. The declaratory judgment action also seeks attorneys' fees as well as relief as to the remaining allegations in the ResMed complaint.

As previously disclosed, the Company is party to actions filed in a Federal District Court in January 1995 and June 1996 in which ResMed alleges that the Company's manufacture and sale in the United States of certain products infringes four of ResMed's patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated. The Court has granted the Company's various motions for summary judgment and held that the Company does not infringe any of ResMed's four patents at issue. ResMed may seek an appeal of those decisions. In any event, the Company intends to continue to pursue its claims that ResMed's patents are invalid or unenforceable.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company's results of operations or financial condition.

NOTE D - SUBSEQUENT EVENT

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company's Kennesaw, Georgia plant to its Murrysville, Pennsylvania location. This relocation will allow the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. The relocation activities are expected to result in non-recurring charges of approximately $6.0 million associated primarily with severance, transition, and relocation payments. The relocation activities are expected to take place over the next six to eight months and the non-recurring charges will be recorded over that period.

NOTE E -- COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

                                                   Three Months Ended
                                              September 30,   September 30,
                                                  2002            2001
                                              -------------   -------------

Net income                                    $   8,886,000   $   8,102,000

Foreign currency translation (losses) gains        (392,000)        735,000
                                              -------------   -------------

Comprehensive income                          $   8,494,000   $   8,837,000
                                              =============   =============

NOTE F -- ACQUISITIONS

On April 12, 2002, the Company completed its previously announced acquisition of 100% of the outstanding common stock of Novametrix Medical Systems Inc. ("Novametrix"), a leading cardiorespiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix. The results of operations of Novametrix are included in the Company's consolidated income statements beginning on the acquisition date, April 12, 2002.

The following unaudited pro forma summary presents the Company's results of operations as if the acquisition had occurred at the beginning of the period indicated and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                        Three months ended
                                        September 30, 2001
                                        ------------------
Pro forma sales                         $      118,931,000
Pro forma net income                    $        8,606,000
Pro forma net income per share          $             0.25

Restructuring and integration costs related to the Novametrix acquisition were incurred during the fourth quarter of fiscal year 2002. Severance and related costs of $1,647,000 for the separation of approximately 50 employees were incurred, of which $1,336,000 was included in the purchase price for Novametrix, and $311,000 was recorded as integration and restructuring charges. All of the above costs are expected to be paid out during fiscal year 2003. Integration and restructuring charges also included $1,977,000 related to eliminating and centralizing certain corporate services functions.

During the first quarter of fiscal year 2003, the Company incurred additional restructuring and integration costs related to the Novametrix acquisition. Restructuring and integration costs of $3,165,000 were incurred primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities.

In May 2002, the Company acquired a 60% controlling interest in Fuji, RC Co., Ltd. ("Fuji"), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in a multiple step acquisition by December 31, 2006. The base cash purchase price for all of the outstanding shares is approximately $12 million with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over the next four years. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net assets acquired.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2002, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," under which goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but will be subject to annual impairment tests. The Company has performed the first of its required impairment tests with the adoption of FASB No. 142 and has determined that no impairment exists as of July 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in annual net income of approximately $3,000,000 or $0.08 per diluted share.

Net income and earnings per share excluding amortization expense are as follows:

                                                                                Three Months Ended
                                                                     September 30, 2002   September 30, 2001
                                                                     ---------------------------------------
Net income as reported                                               $        8,885,628   $        8,102,166
Goodwill amortization expense                                                         -              825,464
                                                                     ---------------------------------------
Net income excluding goodwill amortization expense                   $        8,885,628   $        8,927,630
                                                                     =======================================

Basic earnings per share:
Net income as reported                                               $             0.27   $             0.27
Goodwill amortization expense                                                         -                 0.03
                                                                     ---------------------------------------
Basic earnings per share excluding goodwill amortization expense     $             0.27   $             0.30
                                                                     =======================================

Diluted earnings per share:
Net income as reported                                               $             0.26   $             0.26
Goodwill amortization expense                                                         -                 0.03
                                                                     ---------------------------------------
Diluted earnings per share excluding goodwill amortization expense   $             0.26   $             0.29
                                                                     =======================================

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted FASB No. 144 on July 1, 2002. The Company believes that the impact of FASB No. 144 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FASB No. 144 throughout fiscal year 2003.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

     The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations", along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company's marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     Net sales for the three months ended September 30, 2002 were $138,642,000, representing a 29% increase over the sales of $107,409,000 recorded for the three months ended September 30, 2001. Increases in unit and dollar sales for the Company's sleep apnea therapy devices (the Company's largest product line) and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales for the quarter. These product lines comprise the major part of the Company's homecare product offerings. Sales of the Company's hospital products also increased during the current quarter, particularly sales of the Company's BiPAP(R) Vision(R) and Esprit(R) ventilators.

     Sales for the three months ended September 30, 2002 also included approximately $11,823,000 of net sales for the products of Novametrix, which was acquired by the Company during the fourth quarter of fiscal year 2002. Included in the sales from Novametrix were approximately $8,215,000 of net sales for cardiorespiratory hospital devices and approximately $3,608,000 of net sales for developmental infant care products. Sales for the three months ended September 30, 2002 also included sales for Fuji, in which the Company obtained a majority interest in the fourth quarter of fiscal year 2002. The Company's results of operations include the results of both companies since the acquisition dates. For additional information regarding Novametrix and Fuji, see Note F to the Consolidated Financial Statements.

     The Company's gross profit was 49% and 47% of net sales, respectively, for the three months ended September 30, 2002 and 2001. The increase in gross profit percentage for the three months ended September 30, 2002 compared to the prior year was primarily due to higher revenue and the impact of higher gross margin from acquired entities.

     General and administrative expenses were $17,779,000 (13% of net sales) for the quarter ended September 30, 2002 as compared to $12,909,000 (12% of net sales) for the quarter ended September 30, 2001. The increase in absolute dollars for the three months ended September 30, 2002 was due in part to general and administrative expenses for the Company's two acquired companies, Novametrix and Fuji. The remaining increases in general and administrative expenses resulted from higher spending in a variety of areas, such as information systems, consistent with the growth of the Company's business.

     Sales, marketing and commission expenses were $27,217,000 (20% of net sales) for the quarter ended September 30, 2002 as compared to $19,499,000 (18% of net sales) for the quarter ended September 30, 2001. The majority of the increase in expense for the current quarter was due to sales and marketing expenses for the Company's two acquired companies, Novametrix and Fuji. The remainder of the increase was due to increased investments in the Company's core sales and marketing efforts.

     Research and development expenses were $5,484,000 (4% of net sales) for the quarter ended September 30, 2002 as compared to $4,314,000 (4% of net sales) for the quarter ended September 30, 2001. The majority of the increase in absolute dollars for the current quarter was due to research and development expenses incurred at Novametrix. The remaining increase in absolute dollars of expense for the current quarter was due to the Company's continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company's major product lines are scheduled for the next twelve to eighteen months. Additional development work and clinical trials are being conducted in certain product areas outside the Company's current core products or patient groups, including products designed to treat congestive heart failure patients and products for patients with other sleep disorders.

     During the three months ended September 30, 2002, the Company incurred non-recurring charges for integration and restructuring costs of $3,165,000 related to the Novametrix acquisition, primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. See Note F to the Consolidated Financial Statements for additional information regarding these non-recurring charges.

     The Company's effective income tax rate was approximately 38% for the quarter ended September 30, 2002 as compared to 40% for the quarter ended September 30, 2001. This reduction was due primarily to the impact of eliminating goodwill amortization effective July 1, 2002.

     As a result of the factors described above, the Company's net income was $8,886,000 (6% of net sales) or $0.26 per diluted share for the quarter ended September 30, 2002 as compared to net income of $8,102,000 (8% of net sales) or $0.26 per diluted share for the quarter ended September 30, 2001. Excluding the non-recurring integration and restructuring charge described above, the Company's net income for the quarter ended September 30, 2002 was $10,854,000 (8% of net sales) or $0.32 per diluted share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $208,105,000 at September 30, 2002 and $198,966,000 at June 30, 2002. Net cash provided by operating activities was $12,611,000 for the three months ended September 30, 2002 as compared to $19,954,000 for the three months ended September 30, 2001. The decrease in cash provided by operating activities for the current three-month period was primarily due to a decrease in accounts payable and smaller decreases in accounts receivable and inventory levels in the current quarter compared to the prior year.

     Net cash used by investing activities was $10,414,000 for the three months ended September 30, 2002 as compared to $7,711,000 for the three months ended September 30, 2001. Cash used by investing activities for both periods includes capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, and telecommunications and office equipment. In addition, cash used by investing activities in the prior year period includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. In the current fiscal year, cash used for investing activities also includes transaction costs related to the Novametrix acquisition. The funding for investment activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

     Net cash used or provided by financing activities consists primarily of repayments under the Company's various long-term obligations and proceeds from the issuance of common stock under the Company's stock option plans. Net cash used by financing activities was $15,786,000 for the three months ended September 30, 2002 as compared to $2,137,000 for the three months ended September 30, 2001. Included in net cash used by financing activities were net debt paydowns of $16,924,000 and $3,204,000 for the three-month periods ended September 30, 2002 and 2001, respectively.

     The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. The composition and nature of these obligations and commitments have not changed materially since June 30, 2002, other than the new Revolving Credit Agreement described below.

     On August 19, 2002, the Company entered into a new Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available with terms and financial covenants similar to those contained in the Company's prior credit facility. The new Revolving Credit Agreement is also unsecured and matures in August 2005.

     The following table summarizes significant contractual obligations and commercial commitments of the Company as of September 30, 2002:

               Contractual Obligations and Commercial Commitments

                                                          Payments Due by Period
                                 -----------------------------------------------------------------------
                                                 Less Than         1-3            4-5          After 5
   Contractual Obligations          Total          1 Year         Years          Years          Years
--------------------------------------------------------------------------------------------------------
Long-Term Debt                   $ 56,609,717   $  5,390,411   $ 48,768,147   $  2,214,780   $   236,379

Capital Lease Obligations          14,814,367      5,617,283      6,998,528      2,198,556             -

Operating Leases                   27,171,324      5,938,548      8,944,290      6,860,608     5,427,878

                                 -----------------------------------------------------------------------

Total Contractual Obligations    $ 98,595,408   $ 16,946,242   $ 64,710,965   $ 11,273,944   $ 5,664,257
                                 =======================================================================

                                                        Amount of Commitment Expiration Per Period
                                                --------------------------------------------------------
                                 Total Amounts   Less Than          1-3            4-5         Over 5
 Other Commercial Commitments     Committed        1 Year          Years          Years         Years
--------------------------------------------------------------------------------------------------------
Standby Letters of Credit        $   1,369,175  $  1,369,175   $          -   $          -   $         -
                                 =======================================================================

     See the Notes to the Company's Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2002 for information about these obligations and commitments.

     In connection with customer leasing programs with independent leasing companies, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and therefore are not recorded on the Company's financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company's financial statements was approximately $19,557,000 at September 30, 2002 as compared to $18,428,000 at June 30, 2002. The transfer of the remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) does not meet the criteria of this Standard and therefore must be recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2002 and June 30, 2002, the Company has included $12,182,000 and $11,826,000, respectively, of receivables sold with recourse as assets in prepaid expenses and other, and has recorded offsetting liabilities at those dates in accrued expenses and other.

     On August 1, 2002, one of the Company's significant homecare distribution customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt. According to the press release issued in connection with the filing, this restructuring was announced as a "100-percent plan," meaning that creditors and vendors are expected to receive all that they are owed, either immediately or over time with interest. The press release also stated that the Company's customer elected to seek court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations. The Company believes that based on current available information, the Company's reserve levels as of September 30, 2002, are adequate relative to its receivable with this customer. The Company will continue to monitor the situation.

     The Company believes that its sources of funding -- consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $101,231,000 at September 30, 2002), and its accumulated cash and cash equivalents -- will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

     Interest Rates: The Company's primary interest rate risk relates to its long-term debt obligations. At September 30, 2002, the Company had total long-term debt and capital lease obligations, including the current portion of those obligations, of $71,424,000. Of that amount, $23,424,000 was in fixed rate obligations and $48,000,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e. an increase from the September 30, 2002 weighted average interest rate of 2.75% to a weighted average interest rate of 3.03%), annual interest expense would be approximately $132,000 higher based on the September 30, 2002 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

     Foreign Exchange Rates: Information relating to the sensitivity to foreign currency exchange rate changes is omitted because foreign exchange exposure risk has not materially changed from that disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

Critical Accounting Policies

     The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. In addition, no new critical accounting policies have been adopted in the first three months of fiscal year 2003.

Item 4.  Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART 2  OTHER INFORMATION

Item 1:  Legal Proceedings

On October 11, 2002, ResMed Corp., ResMed, Inc., and ResMed Ltd. (collectively, "ResMed") filed an action in the United States District Court for the Southern District of California against the Company alleging that its manufacture and sale of certain nasal masks infringe seven U.S. patents (only five of which have been issued) (the "ResMed Patents"). The complaint also alleges a number of related causes of action. In its complaint,

ResMed seeks injunctive relief, actual and punitive damages, and an award of three times actual damages because of the Company's alleged willful infringement of the ResMed Patents. In its answer to ResMed's complaint, the Company denied, in all material respects, the allegations of the complaint.

On October 15, 2002, the Company filed its own action in the United States District Court for the Western District of Pennsylvania against ResMed Ltd. seeking a declaratory judgment that the seven ResMed Patents are invalid and/or unenforceable, and that the Company does not infringe the same. The declaratory judgment action also seeks attorneys' fees as well as relief as to the remaining allegations in the ResMed complaint.

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

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable

Item 3:  Defaults Upon Senior Securities

(a)  Not applicable
(b)  Not applicable

Item 4:  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5:  Other Information

Not applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.43 Credit Agreement by and among RESPIRONICS, INC. as the Borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

     Exhibit 10.44 Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

     Exhibit 15          Acknowledgement of Ernst & Young LLP.

     Exhibit 99.1 Certification of James W. Liken, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350

     Exhibit 99.2 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RESPIRONICS, INC.

Date:      11/14/02                               /s/ Daniel J. Bevevino
     -----------------------                      ------------------------------
                                                  Daniel J. Bevevino
                                                  Vice President, and Chief
                                                  Financial and Principal
                                                  Accounting Officer

                                                  Signing on behalf of the
                                                  registrant and as Chief
                                                  Financial and Principal
                                                  Accounting Officer

                                  CERTIFICATION

I, James W. Liken, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Respironics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ James W. Liken
----------------------------------------------

Name: James W. Liken
Title:  President and Chief Executive Officer

                                  CERTIFICATION

I, Daniel J. Bevevino, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Respironics, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/  Daniel J. Bevevino
--------------------------------------------------

Name: Daniel J. Bevevino
Title:  Vice President and Chief Financial Officer