Form 10-Q
period 2002-12-31
RESPIRONICS INC
filed 2003-02-13
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-16723

RESPIRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1304989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Murry Ridge Lane Murrysville, Pennsylvania	15668-8525
(Address of principal executive offices)	(Zip Code)

724-387-5200

(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐.

As of January 31, 2003, there were 37,149,730 shares of Common Stock of the registrant outstanding, of which 3,548,912 were held in treasury.

INDEX

RESPIRONICS, INC.

Independent Accountants’ Review Report

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated July 23, 2002, except for Note N as to which the date is August 19, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

January 21, 2003

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) December 31 2002	June 30 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,395,278	$62,334,684
Trade accounts receivable, less allowance for doubtful accounts of $20,144,000 and $20,046,000	126,709,681	121,281,073
Inventories	84,295,748	86,632,027
Prepaid expenses and other	21,171,037	23,875,193
Deferred income tax benefits	19,556,112	18,514,480

TOTAL CURRENT ASSETS	315,127,856	312,637,457

PROPERTY, PLANT AND EQUIPMENT
Land	2,871,549	2,867,555
Building	16,190,606	16,049,671
Production and office equipment	209,653,448	188,806,072
Leasehold improvements	6,928,076	6,413,872

	235,643,679	214,137,170
Less allowances for depreciation and amortization	135,117,530	114,202,311

	100,526,149	99,934,859

OTHER ASSETS	35,641,044	33,802,545

GOODWILL	105,900,849	103,860,749

	$557,195,898	$550,235,610

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$38,074,765	$39,081,748
Accrued expenses and other	48,881,012	45,744,098
Current portion of long-term obligations	8,129,965	28,845,785

TOTAL CURRENT LIABILITIES	95,085,742	113,671,631

LONG-TERM OBLIGATIONS	62,910,360	59,502,381

MINORITY INTEREST and OTHER	10,481,471	9,341,531

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 37,131,128 shares at December 31, 2002 and 36,885,795 shares at June 30, 2002; outstanding 33,542,910 shares at December 31, 2002 and 33,293,070 shares at June 30, 2002	371,311	368,858
Additional capital	216,708,998	213,837,023
Accumulated other comprehensive loss	(2,729,295)	(2,718,213)
Retained earnings	216,549,301	198,450,389
Treasury stock	(42,181,990)	(42,217,990)

TOTAL SHAREHOLDERS’ EQUITY	388,718,325	367,720,067

	$557,195,898	$550,235,610

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three months ended December 31		Six months ended December 31
	2002	2001	2002	2001
Net sales	$151,881,186	$117,383,688	$290,523,408	$224,792,310
Cost of goods sold	75,551,465	62,685,019	146,057,631	119,193,548

	76,329,721	54,698,669	144,465,777	105,598,762

General and administrative expenses	21,257,270	14,145,347	39,036,275	27,054,360
Sales, marketing and commission expenses	27,594,903	19,557,427	54,811,725	39,056,228
Research and development expenses	5,523,768	3,988,102	11,007,971	8,301,704
Restructuring and integration expenses	7,043,385	—	10,208,479	—
Interest expense	476,500	792,412	1,191,530	1,867,000
Other income	(378,458)	(286,453)	(892,726)	(609,885)

	61,517,368	38,196,835	115,363,254	75,669,407

INCOME BEFORE INCOME TAXES	14,812,353	16,501,834	29,102,523	29,929,355

Income taxes	5,599,069	6,544,627	11,003,611	11,869,982

NET INCOME	$9,213,284	$9,957,207	$18,098,912	$18,059,373

Basic earnings per share	$0.28	$0.33	$0.54	$0.59

Basic shares outstanding	33,477,475	30,493,789	33,402,190	30,451,000

Diluted earnings per share	$0.27	$0.32	$0.53	$0.58

Diluted shares outstanding	34,238,651	31,444,073	34,214,354	31,402,589

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Six Months Ended December 31
	2002	2001
OPERATING ACTIVITIES
Net income	$18,098,912	$18,059,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,348,496	16,371,125
Change in minority interest and other	1,139,940	—
Changes in operating assets and liabilities:
Accounts receivable	(5,428,608)	(5,018,681)
Inventories	748,496	5,109,663
Other operating assets and liabilities	1,651,888	(2,845,205)

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,559,124	31,676,275

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(21,277,139)	(13,073,533)
Additional purchase price and transaction costs for previously acquired businesses	(823,978)	(606,511)

NET CASH USED BY INVESTING ACTIVITIES	(22,101,117)	(13,680,044)

FINANCING ACTIVITIES
Net decrease in borrowings	(17,307,841)	(3,608,538)
Issuance of common stock	2,910,428	1,838,621

NET CASH USED BY FINANCING ACTIVITIES	(14,397,413)	(1,769,917)

INCREASE IN CASH AND CASH EQUIVALENTS	1,060,594	16,226,314

Cash and cash equivalents at beginning of period	62,334,684	27,320,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,395,278	$43,547,224

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2002

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. The information as of June 30, 2002 set forth in the notes to the consolidated financial statements that follow was derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE B—INVENTORIES

The composition of inventory is as follows:

	December 31 2002	June 30 2002
Raw materials	$22,061,000	$24,015,000
Work-in-process	7,812,000	6,555,000
Finished goods	54,423,000	56,062,000

	$84,296,000	$86,632,000

NOTE C—CONTINGENCIES

As previously disclosed, ResMed Corp., ResMed, Inc., and ResMed Ltd. (collectively, “ResMed”) filed an action in Federal District Court against the Company on October 11, 2002 alleging that its manufacture and sale of certain nasal masks infringe seven U.S. patents (the “ResMed Patents”). The complaint also alleges a number of related causes of action. In its complaint, ResMed seeks injunctive relief, actual and punitive damages, and an award of three times actual damages because of the Company’s alleged willful infringement of the ResMed Patents. In its answer to ResMed’s complaint, the Company denied, in all material respects, the allegations of the complaint.

On October 15, 2002, the Company filed its own Federal District Court action against ResMed Ltd. seeking a declaratory judgment that the seven ResMed Patents are invalid and/or unenforceable, and that the Company does not infringe the same. The declaratory judgment action also seeks attorneys’ fees as well as relief as to the remaining allegations in the ResMed complaint.

As previously disclosed, the Company is also party to actions filed in a Federal District Court in January 1995 and June 1996 in which ResMed alleges that the Company’s manufacture and sale in the United States of certain products infringes four of ResMed’s patents. In its response to these actions, the Company has denied the allegations and has separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions have been consolidated. The Court has granted the Company’s various motions for summary judgment and held that the Company does not infringe any of ResMed’s four patents at issue. ResMed may seek an appeal of those decisions. In any event, the Company intends to continue to pursue its claims that ResMed’s patents are invalid or unenforceable.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

NOTE D—RESTRUCTURING

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation will allow the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 130 employees were involuntarily terminated and 10 were relocated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing, and marketing. In conjunction with these actions, the Company incurred $5,855,000 of restructuring expenses during the quarter ended December 31, 2002 related primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits that became payable during the quarter, idle facility rent obligations that became accruable on the date of the Company’s commitment to the restructuring plan, and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. The product relocation began during the quarter ended December 31, 2002, and substantially all of the restructuring actions will be completed by June 30, 2003. Based on current estimates additional restructuring expenses of approximately $1,700,000 are expected to be recorded during each of the third and fourth quarters of fiscal year 2003 as certain employee transition and relocation costs are incurred, and certain assets affected by the restructuring continue to be used until the actions are complete. Substantially all of the restructuring obligations will be paid by September 30, 2003, except for the idle facility costs that will be paid over the remaining term of the lease. Following is a summary of the restructuring expenses recorded during the quarter ended December 31, 2002, the payments and asset write-offs made against the accrued amounts, and the remaining balances as of December 31, 2002:

	Employee Costs	Facility Costs	Product and Other Asset Costs	Other Direct Costs	Total
Restructuring expenses	$2,249,000	$2,568,000	$914,000	$124,000	$5,855,000
Cash payments	(42,000)	—	—	(124,000)	(166,000)
Non-cash asset write-downs	—	—	—	—	—

Balance at December 31, 2002	$2,207,000	$2,568,000	$914,000	$—	$5,689,000

Of the restructuring charge $5,500,000 is included in restructuring and integration expenses, and $355,000 is included in cost of goods sold in the Consolidated Statement of Operations for the quarter ended December 31, 2002.

NOTE E—COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	December 31 2002	December 31 2001	December 31 2002	December 31 2001
Net income	$9,213,000	$9,957,000	$18,099,000	$18,059,000
Foreign currency translation gains (losses)	381,000	(459,000)	(11,000)	276,000

Comprehensive income	$9,594,000	$9,498,000	$18,088,000	$18,335,000

NOTE F—ACQUISITIONS

On April 12, 2002, the Company completed its previously announced acquisition of 100% of the outstanding common stock of Novametrix Medical Systems Inc. (“Novametrix”) for $85,100,000, comprised of the total value of shares of the Company’s common stock issued and reserved for issuance and other costs directly associated with the acquisition. Novametrix is a leading cardiorespiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix. The results of operations of Novametrix are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, April 12, 2002.

The following unaudited pro forma summary presents the Company’s results of operations as if the acquisition had occurred at the beginning of the period indicated and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results that may occur in the future. These pro forma results of operations do not reflect the positive impact of cost reductions and other synergies that were realized as a result of the merger, nor do they include non-recurring restructuring and integration expenses incurred following the merger.

Six months ended December 31, 2001
Pro forma sales	$249,581,000
Pro forma net income	$19,322,000
Pro forma net income per share	$0.57

In fiscal year 2002 after consummating the acquisition, the Company began to integrate Novametrix’s products and programs, employees, systems, and processes with its own. In connection with these integration actions, the Company incurred severance and related costs of $1,647,000 for the separation of approximately 50 employees, of which $1,336,000 represented costs of the acquisition and were included in the purchase price allocation for Novametrix, and $311,000 was recorded as restructuring and integration expenses during the fourth quarter for fiscal year 2002. Restructuring and integration expenses incurred during the fourth quarter of fiscal year 2002 also included $1,977,000 related to eliminating and centralizing certain corporate services functions, and were primarily comprised of employee transition payments and consulting fees.

In fiscal year 2003, the Company incurred additional restructuring and integration costs of $1,543,000 and $4,708,000 during the three and six-month periods ended December 31, 2002, respectively, primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. These costs are classified in restructuring and integration expenses in the Consolidated Statement of Operations for the three and six-month periods ended December 31, 2002.

Following is a summary of the restructuring and integration expenses related to the Novametrix acquisition that were recorded during the three and six-month periods ended December 31, 2002, the payments made against the obligations, and the remaining obligations as of December 31, 2002:

	Employee Costs	Other Direct Costs	Total
Balance at July 1, 2002	$1,250,000	$900,000	$2,150,000
Restructuring and integration expenses	991,000	2,174,000	3,165,000
Cash payments	(381,000)	(2,174,000)	(2,555,000)

Liability Balance at September 30, 2002	1,860,000	900,000	2,760,000
Restructuring and integration expenses	301,000	1,242,000	1,543,000
Cash payments	(1,047,000)	(1,242,000)	(2,289,000)

Liability Balance at December 31, 2002	$1,114,000	$900,000	$2,014,000

Additional restructuring and integration expenses related to the Novametrix acquisition will be recorded during the third and fourth quarters of fiscal year 2003 as certain employee transition and relocation costs are incurred. Substantially all of the restructuring obligations will be paid by September 30, 2003.

In May 2002, the Company acquired a 60% controlling interest in Fuji, RC Co., Ltd. (“Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in a multiple step acquisition by December 31, 2006. Including costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over the next four years. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net assets acquired.

NOTE G—RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to annual impairment tests. The Company has performed the first of its required impairment tests with the adoption of FASB No. 142 and has determined that no impairment exists as of July 1, 2002. Net income and earnings per share excluding amortization expense are as follows:

	Three Months Ended		Six Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net income as reported	$9,213,000	$9,957,000	$18,099,000	$18,059,000
Goodwill amortization expense	—	825,000	—	1,651,000

Net income excluding goodwill amortization expense	$9,213,000	$10,782,000	$18,099,000	$19,710,000

Basic earnings per share:
Net income as reported	$0.28	$0.33	$0.54	$0.59
Goodwill amortization expense	—	0.02	—	0.05

Basic earnings per share excluding goodwill amortization expense	$0.28	$0.35	$0.54	$0.64

Diluted earnings per share:
Net income as reported	$0.27	$0.32	$0.53	$0.58
Goodwill amortization expense	—	0.02	—	0.05

Diluted earnings per share excluding goodwill amortization expense	$0.27	$0.34	$0.53	$0.63

In August 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted FASB No. 144 on July 1, 2002. The Company believes that the impact of FASB No. 144 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FASB No. 144 throughout fiscal year 2003.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not early adopt FASB No. 146, and therefore applied the provisions of Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” to the restructuring actions disclosed in Note D.

On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” FASB No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition to the fair value method of accounting for stock-based employee compensation. FASB No. 148 also amends the disclosure provisions of FASB No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FASB No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FASB No. 148’s amendment of transition and annual disclosure requirements are effective for the Company’s year ended June 30, 2003. FASB No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for the Company’s interim financial statements for the quarter ended March 31, 2003. FASB No. 148 will not have any impact on the Company’s financial position or results of operations, but will require changes to disclosures included in the Company’s interim financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” FIN No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN No. 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes the impact of FIN No. 45 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 45 throughout fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the impact of FIN No. 46 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 46 throughout fiscal year 2003.

NOTE H – CHANGES IN PRESENTATION OF COMPARATIVE FINANCIAL STATEMENTS

Certain amounts in the June 30, 2002 Consolidated Balance Sheet were reclassified to conform to the presentation in the current period.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company’s marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 2002 were $151,881,000, representing a 29% increase over the sales of $117,384,000 recorded for the three months ended December 31, 2001. The Company’s sales growth occurred across all divisions, summarized as follows:

	Three Months Ended December 31		Dollar Increase	Percent Increase
	2002	2001
Domestic Homecare Products	$94,122,000	$81,888,000	$12,234,000	15%
Domestic Hospital Products	22,217,000	12,256,000	9,961,000	81%
International Products	35,542,000	23,240,000	12,302,000	53%

Total	$151,881,000	$117,384,000	$34,497,000	29%

Net sales for the six months ended December 31, 2002 were $290,523,000 representing a 29% increase over the sales of $224,792,000 recorded for the six months ended December 31, 2001. The Company’s sales growth occurred across all divisions, summarized as follows.

	Six Months Ended December 31		Dollar Increase	Percent Increase
	2002	2001
Domestic Homecare Products	$184,573,000	$157,722,000	$26,851,000	17%
Domestic Hospital Products	39,559,000	23,402,000	16,157,000	69%
International Products	66,391,000	43,668,000	22,723,000	52%

Total	$290,523,000	$224,792,000	$65,731,000	29%

Domestic homecare sales for the three and six months ended December 31, 2002 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories, noninvasive ventilation devices, and sales of Novametrix’s developmental infant care products, partially offset by decreases in sales of the Company’s home oxygen products. Sales of hospital products for the three and six months ended December 31, 2002 were driven primarily by growth in sales of hospital ventilators and accessories and sales of cardio-respiratory monitoring devices acquired from Novametrix. The Company’s growth internationally included sales from both homecare and hospital products, as well as incremental revenues resulting from the Fuji acquisition.

In total, sales for the three and six months ended December 31, 2002 included approximately $12,130,000 and $23,953,000, respectively, of net sales for the products of Novametrix, which was acquired by the Company during the fourth quarter of fiscal year 2002. Sales for the three and six months ended December 31, 2002 also included sales for Fuji, in which the Company obtained a majority interest in the fourth quarter of fiscal year 2002. The Company’s results of operations include the results of both companies since the acquisition dates. For additional information regarding Novametrix and Fuji, see Note F to the Consolidated Financial Statements.

The Company’s gross profit was 50% of net sales for the three and six months ended December 31, 2002, and 47% of net sales for the three and six months ended December 31, 2001. The increase in gross profit percentage for the three and six months ended December 31, 2002 compared to the prior year was primarily due to higher revenue, product sales mix, cost reductions, and the impact of higher gross margins from acquired entities.

General and administrative expenses were $21,257,000 (14% of net sales) for the quarter ended December 31, 2002 as compared to $14,145,000 (12% of net sales) for the quarter ended December 31, 2001. For the six-month period ended December 31, 2002, general and administrative expenses were $39,036,000 (13% of net sales) as compared to $27,054,000 (12% of net sales) for the prior year six-month period. The increase in absolute dollars for the three and six months ended December 31, 2002 was due primarily to general and administrative expenses for the Company’s two acquired companies, Novametrix and Fuji. The remaining increases in general and administrative expenses resulted from higher spending in a variety of areas, including employee compensation and information systems, consistent with the growth of the Company’s business, and increases in business insurance costs.

Sales, marketing and commission expenses were $27,595,000 (18% of net sales) for the quarter ended December 31, 2002 as compared to $19,557,000 (17% of net sales) for the quarter ended December 31, 2001. For the six-month period ended December 31, 2002, sales, marketing and commission expenses were $54,812,000 (19% of net sales) as compared to $39,056,000 (17% of net sales) for the six months ended December 31, 2001. The majority of the increase in expense for the three and six-month periods was due to sales and marketing expenses for the Company’s two acquired companies, Novametrix and Fuji, and increases in sales levels from the year ago periods. The remainder of the increase was due to increased investments in the Company’s core sales and marketing programs.

Research and development expenses were $5,524,000 (4% of net sales) for the quarter ended December 31, 2002 as compared to $3,988,000 (3% of net sales) for the quarter ended December 31, 2001. For the six-month period ended December 31, 2002, research and development expenses were $11,008,000 (4% of net sales) compared to $8,302,000 (4% of net sales) for the prior year six-month period. The majority of the increase in absolute dollars for the three and six months ended December 31, 2002 was due to research and development expenses incurred at Novametrix. The remaining increases were due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next twelve to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products or patient groups.

During the three and six months ended December 31, 2002, the Company incurred restructuring and integration expenses of $1,543,000 and $4,708,000, respectively, related to the Novametrix acquisition, primarily due to the previously disclosed elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. The Company also incurred restructuring and integration expenses of $5,500,000 during the three months ended December 31, 2002 primarily related to the previously disclosed restructuring of operations at its Kennesaw, Georgia manufacturing facility. See Notes D and F to the Consolidated Financial Statements for additional information regarding restructuring and integration expenses.

The Company’s effective income tax rate was approximately 38% for the three and six months ended December 31, 2002 as compared to 40% for the three and six months ended December 31, 2001. This reduction was due primarily to the impact of eliminating non-deductible goodwill amortization effective July 1, 2002, and the income tax benefits associated with various on-going tax planning strategies.

As a result of the factors described above, the Company’s net income was $9,213,000 (6% of net sales) or $0.27 per diluted share for the quarter ended December 31, 2002 as compared to net income of $9,957,000 (8% of net sales) or $0.32 per diluted share for the quarter ended December 31, 2001. The Company’s net income was $18,099,000 (6% of net sales) or $0.53 per diluted share for the six months ended December 31, 2002 as compared to net income of $18,059,000 (8% of net sales) or $0.58 per diluted share for the six months ended December 31, 2001. Excluding the restructuring and integration expenses described above, the Company’s net income for the quarter ended December 31, 2002 was $13,815,000 (9% of net sales) or $0.40 per diluted share, and for the six months ended December 31, 2002 was $24,669,000 (8% of net sales) or $0.72 per diluted share. The Company’s management believes that disclosure of net income excluding the impact of restructuring and integration expenses is useful to investors since the events giving rise to these expenses (business acquisitions and facility consolidation) are not associated with the Company’s normal operating business activities. The Company’s management further believes these events will result in future market opportunities and/or cost savings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $220,042,000 at December 31, 2002 and $198,966,000 at June 30, 2002. Net cash provided by operating activities was $37,559,000 for the six months ended December 31, 2002 as compared to $31,676,000 for the six months ended December 31, 2001. The increase in cash provided by operating activities for the current six-month period was primarily due to an increase in net income before the impact of depreciation and amortization expense.

Net cash used by investing activities was $22,101,000 for the six months ended December 31, 2002 as compared to $13,680,000 for the six months ended December 31, 2001. Cash used by investing activities for both periods includes capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the manufacture of equipment rented to customers. Capital expenditures increased by $8,204,000 in the six months ended December 31, 2002 in comparison to the prior year, primarily as a result of the acquisitions of Novametrix and Fuji, and the Company’s reinvestment of current operating cash flows to support the Company’s future growth. Cash used by investing activities in both years includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. In the current fiscal year, cash used for investing activities also includes transaction costs related to the Novametrix acquisition. The funding for investment activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash used by financing activities consists primarily of repayments under the Company’s various long-term obligations, offset by proceeds from the issuance of common stock under the Company’s stock option plans. Net cash used by financing activities was $14,397,000 for the six months ended December 31, 2002 as compared to $1,770,000 for the six months ended December 31, 2001. Net debt paydowns were $17,308,000 and $3,609,000 for the six-month periods ended December 31, 2002 and 2001, respectively.

On August 1, 2002, one of the Company’s significant homecare distribution customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt. According to the press release issued in connection with the filing, this restructuring was announced as a “100-percent plan,” meaning that creditors and vendors are expected to receive all that they are owed, either immediately or over time with interest. The press release also stated that the Company’s customer elected to seek court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations. The Company believes that based on currently available information, the Company’s reserve levels as of December 31, 2002 are adequate relative to its accounts receivable with this customer. The Company will continue to monitor the situation.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $100,990,000 at December 31, 2002), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. The composition and nature of these obligations and commitments have not changed materially since June 30, 2002, other than the new Revolving Credit Agreement described below.

On August 19, 2002, the Company entered into a new Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available with terms and financial covenants similar to those contained in the Company’s prior credit facility. The new Revolving Credit Agreement is also unsecured and matures in August 2005.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of December 31, 2002:

Contractual Obligations and Commercial Commitments

	Total	Payments Due by Period
Contractual Obligations		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$53,952,000	$2,874,000	$49,813,000	$1,061,000	$204,000
Capital Lease Obligations	17,088,000	5,256,000	8,218,000	3,614,000	—
Operating Leases	25,631,000	5,714,000	8,424,000	7,874,000	3,619,000

Total Contractual Obligations	$96,671,000	$13,844,000	$66,455,000	$12,549,000	$3,823,000

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letters of Credit	$1,610,000	$1,610,000	$—	$—	$—

See the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2002 for information about these obligations and commitments.

In connection with customer leasing programs the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $18,375,000 at December 31, 2002 as compared to $18,428,000 at June 30, 2002. Approximately 7% of the Company’s net sales were made under these financing arrangements during the three and six months ended December 31, 2002, of which a portion were made with recourse. The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) does not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2002 and June 30, 2002, the Company has included $9,449,000 and $11,826,000, respectively, of receivables sold with recourse as assets in prepaid expenses and other, and has recorded offsetting liabilities at those dates in accrued expenses and other.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. In addition, no new critical accounting policies have been adopted during the first six months of fiscal year 2003, except where impacted by new accounting rules disclosed in Note G to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates: The Company’s primary interest rate risk relates to its long-term debt obligations. Information relating to the sensitivity to interest rate changes is omitted because interest rate risk has not materially changed from that discussed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Foreign Currency Exchange Rates: Information relating to the sensitivity to foreign currency exchange rate changes is omitted because foreign exchange exposure risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

Inflation

Inflation has not had a significant effect on the Company’s business during the periods discussed.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART 2 OTHER INFORMATION

Item 1: Legal Proceedings

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 2: Changes in Securities

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3: Defaults Upon Senior Securities

(a) Not applicable

(b) Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 18, 2002. The holders of 29,971,012 shares of the Company’s stock (approximately 90% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were:

(i) The election of three persons to serve as directors for a three-year term expiring at the Annual Meeting of Shareholders in 2005, and

(ii) The ratification of the selection of Ernst & Young LLP as independent accountants to audit the financial statements of the Company for the fiscal year ending June 30, 2003.

The results of voting were as follows:

(i) J. Terry Dewberry, Donald H. Jones, and James W. Liken, the nominees of the Company’s Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2005. There were no other nominees.

Shares were voted as follows:

Name	For	Withhold Vote For
J. Terry Dewberry	28,529,340	1,441,672
Donald H. Jones	29,669,276	301,736
James W. Liken	29,672,032	298,980

(ii) The selection of Ernst & Young LLP as independent accountants for the 2003 fiscal year was ratified: affirmative votes, 27,797,089; negative votes, 2,130,503; withheld votes, 43,420.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.45

Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

Exhibit 10.46

Employment Agreement between the Company and William J. Post dated October 8, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 99.1	Certification of James W. Liken, President and Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

Exhibit 99.2	Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date:	February 12, 2003	/s/ DANIEL J. BEVEVINO
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ James W. Liken

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Daniel J. Bevevino

Name: Daniel J. Bevevino Title: Vice President and Chief Financial Officer