Form 10-Q
period 2003-03-31
RESPIRONICS INC
filed 2003-05-14
CIK 780434

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or

☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to ___________

Commission File No. 000-16723

RESPIRONICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1304989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Murry Ridge Lane Murrysville, Pennsylvania	15668-8525
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including area code) 724-387-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of April 30, 2003, there were 37,275,480 shares of Common Stock of the registrant outstanding, of which 3,548,588 were held in treasury.

INDEX

RESPIRONICS, INC.

Independent Accountants’ Review Report

Board of Directors
Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
April 22, 2003

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) March 31 2003	June 30 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,956,892	$62,334,684
Trade accounts receivable	129,538,516	121,281,073
Inventories	82,282,591	86,632,027
Prepaid expenses and other current assets	12,455,698	23,875,193
Deferred income tax benefits	19,015,612	18,514,480

TOTAL CURRENT ASSETS	315,249,309	312,637,457
PROPERTY, PLANT AND EQUIPMENT
Land	2,867,555	2,867,555
Building	16,484,611	16,049,671
Production and office equipment	217,175,769	188,806,072
Leasehold improvements	7,163,014	6,413,872

	243,690,949	214,137,170
Less allowances for depreciation and amortization	143,087,394	114,202,311

	100,603,555	99,934,859
OTHER ASSETS	37,861,963	33,802,545
GOODWILL	105,798,638	103,860,749

	$559,513,465	$550,235,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,424,072	$39,081,748
Accrued expenses and other current liabilities	47,438,522	45,744,098
Current portion of long-term obligations	8,930,508	28,845,785

TOTAL CURRENT LIABILITIES	96,793,102	113,671,631
LONG-TERM OBLIGATIONS	47,896,038	59,502,381
MINORITY INTEREST and OTHER	11,117,868	9,341,531
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 37,219,226 shares at March 31, 2003 and 36,885,795 shares at June 30, 2002; outstanding 33,670,314 shares at March 31, 2003 and 33,293,070 at June 30, 2002	372,192	368,858
Additional capital	218,630,128	213,837,023
Accumulated other comprehensive loss	(3,894,335)	(2,718,213)
Retained earnings	230,466,339	198,450,389
Treasury stock	(41,867,867)	(42,217,990)

TOTAL SHAREHOLDERS’ EQUITY	403,706,457	367,720,067

	$559,513,465	$550,235,610

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three months ended March 31		Nine months ended March 31

	2003	2002	2003	2002

Net sales	$161,858,391	$126,708,403	$452,381,799	$351,500,713
Cost of goods sold	79,131,099	67,144,406	225,188,730	186,337,954

	82,727,292	59,563,997	227,193,069	165,162,759
General and administrative expenses	21,641,980	15,397,699	60,678,255	42,452,059
Sales, marketing and commission expenses	29,627,879	21,118,867	84,439,604	60,175,095
Research and development expenses	5,817,370	3,904,476	16,825,341	12,206,180
Restructuring and integration expenses	3,182,224	—	13,390,703	—
Interest expense, net	87,774	437,418	386,578	1,694,533

	60,357,227	40,858,460	175,720,481	116,527,867

INCOME BEFORE INCOME TAXES	22,370,065	18,705,537	51,472,588	48,634,892
Income taxes	8,453,027	7,389,435	19,456,638	19,259,417

NET INCOME	$13,917,038	$11,316,102	$32,015,950	$29,375,475

Basic earnings per share	$0.41	$0.37	$0.96	$0.96

Basic shares outstanding	33,621,676	30,582,388	33,483,453	30,494,796

Diluted earnings per share	$0.41	$0.36	$0.93	$0.94

Diluted shares outstanding	34,308,200	31,441,712	34,253,738	31,415,630

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Nine Months Ended March 31

	2003	2002

OPERATING ACTIVITIES
Net income	$32,015,950	$29,375,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,593,724	24,818,539
Change in minority interest and other	1,776,337	—
Changes in operating assets and liabilities:
Accounts receivable	(8,257,443)	(7,652,941)
Inventories	2,284,065	6,501,816
Other operating assets and liabilities	11,585,493	2,797,652

NET CASH PROVIDED BY OPERATING ACTIVITIES	71,998,126	55,840,541
INVESTING ACTIVITIES
Purchase and production of property, plant and equipment	(30,794,219)	(22,940,974)
Acquisition of business	(4,000,049)	—
Additional purchase price and transaction costs for previously acquired business	(1,206,592)	(606,511)

NET CASH USED BY INVESTING ACTIVITIES	(36,000,860)	(23,547,485)
FINANCING ACTIVITIES
Net decrease in borrowings	(31,521,620)	(14,015,252)
Issuance of common stock	5,146,562	3,227,830

NET CASH USED BY FINANCING ACTIVITIES	(26,375,058)	(10,787,422)

INCREASE IN CASH AND CASH EQUIVALENTS	9,622,208	21,505,634
Cash and cash equivalents at beginning of period	62,334,684	27,320,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,956,892	$48,826,544

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2003

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.  The amounts and information as of June 30, 2002 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow was derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

NOTE B – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $12,144,000 as of March 31, 2003 and $20,046,000 as of June 30, 2002.  $10,964,000 of previously reserved accounts receivable were written off during the nine-month period ended March 31, 2003.

NOTE C -- INVENTORIES

The composition of inventory is as follows:

	March 31 2003	June 30 2002

Raw materials	$20,217,000	$24,015,000
Work-in-process	7,862,000	6,555,000
Finished goods	54,204,000	56,062,000

	$82,283,000	$86,632,000

NOTE D -- CONTINGENCIES

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

NOTE E – RESTRUCTURING

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location.  This relocation will allow the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw.  Approximately 130 employees will be involuntarily terminated and 10 will relocate as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing, and marketing.  In conjunction with these actions, the Company incurred $1,930,000 and $7,785,000 of restructuring expenses during the three and nine months ended March 31, 2003, respectively, related primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits that became payable during the period, idle facility rent obligations that became accruable on the date of the Company’s commitment to the restructuring plan, and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. The product relocation began during the quarter ended December 31, 2002, and substantially all of the restructuring actions will be completed by June 30, 2003. Based on current estimates, additional restructuring expenses of approximately $1,800,000 are expected to be recorded during the fourth quarter of fiscal year 2003 as certain employee transition and relocation costs are incurred, and certain assets affected by the restructuring continue to be used until the actions are complete.  Substantially all of the restructuring obligations will be paid by September 30, 2003, except for the idle facility costs that will be paid over the remaining term of the lease.  Following is a summary of the restructuring expenses recorded during the three and nine months ended March 31, 2003, the payments and asset write-offs made against the accrued amounts, and the remaining balances as of March 31, 2003:

	Accrued Employee Costs	Accrued Facility Costs	Accrued Product and Other Asset Costs	Other Direct Costs	Total

Quarter Ended December 31, 2002:
Restructuring expenses	$2,249,000	$2,568,000	$914,000	$124,000	$5,855,000
Cash payments	(42,000)	—	—	(124,000)	(166,000)
Non-cash asset write-downs	—	—	—	—	—

Balance at December 31, 2002	$2,207,000	$2,568,000	$914,000	$—	$5,689,000
Quarter Ended March 31, 2003:
Restructuring expenses	1,049,000	—	337,000	544,000	1,930,000
Cash payments	(351,000)	(84,000)	—	(544,000)	(979,000)
Non-cash asset write-downs	—	—	—	—	—

Balance at March 31, 2003	$2,905,000	$2,484,000	$1,251,000	$—	$6,640,000

Of the restructuring charge, $7,430,000 is included in restructuring and integration expenses, and $355,000 is included in cost of goods sold in the Consolidated Statement of Operations for the nine-months ended March 31, 2003.

NOTE F – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended

	March 31 2003	March 31 2002	March 31 2003	March 31 2002

Net income	$13,917,000	$11,316,000	$32,016,000	$29,375,000
Foreign currency translation gains (losses)	(1,165,000)	(135,000)	(1,176,000)	141,000

Comprehensive income	$12,752,000	$11,181,000	$30,840,000	$29,516,000

NOTE G – STOCK OPTION AND PURCHASE PLANS

At March 31, 2003, the Company has two active employee stock option plans and an employee stock purchase plan, which are described more fully in Note H in the Company’s June 30, 2002 consolidated financial statements.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.”  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan).  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended March 31		Nine Months Ended March 31

	2003	2002	2003	2002

Net income, as reported	$13,917,000	$11,316,000	$32,016,000	$29,375,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,479,000)	(1,277,000)	(4,223,000)	(3,831,000)

Pro forma net income	$12,438,000	$10,039,000	$27,793,000	$25,544,000

Earnings per share:
Basic–as reported	$0.41	$0.37	$0.96	$0.96

Basic–pro forma	$0.37	$0.33	$0.83	$0.84

Diluted–as reported	$0.41	$0.36	$0.93	$0.94

Diluted–pro forma	$0.36	$0.32	$0.81	$0.81

NOTE H – ACQUISITIONS

On April 12, 2002, the Company completed its previously announced acquisition of 100% of the outstanding common stock of Novametrix Medical Systems Inc. (“Novametrix”) for $85,149,000, comprised of the total value of shares of the Company’s common stock issued and reserved for issuance and other costs directly associated with the acquisition.  Novametrix was a leading cardio-respiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories.  The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix.  The results of operations of Novametrix are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, April 12, 2002.

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

Nine months ended March 31, 2002

Pro forma sales	$388,793,000
Pro forma net income	$31,405,000
Pro forma net income per share	$0.93

In fiscal year 2002 after consummating the acquisition, the Company began to integrate Novametrix’s products and programs, employees, systems, and processes with its own.  In connection with these integration actions, the Company incurred severance and related costs of $1,647,000 for the separation of approximately 50 employees, of which $1,336,000 represented costs of the acquisition and were included in the purchase price allocation for Novametrix, and $311,000 was recorded as restructuring and integration expenses during the fourth quarter of fiscal year 2002.  Restructuring and integration expenses incurred during the fourth quarter of fiscal year 2002 also included $1,977,000 related to eliminating and centralizing certain corporate services functions, and were primarily comprised of employee transition payments and consulting fees.

In fiscal year 2003 the Company incurred additional restructuring and integration costs of $1,252,000 and $5,960,000 during the three and nine-month periods ended March 31, 2003, respectively, primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. These costs are classified in restructuring and integration expenses in the Consolidated Statement of Operations for the three and nine-month periods ended March 31, 2003.

Following is a summary of the restructuring and integration expenses related to the Novametrix acquisition that were recorded during the three and nine-month periods ended March 31, 2003, the payments made against the obligations, and the remaining obligations as of March 31, 2003:

	Accrued Employee Costs	Other Direct Costs	Total

Balance at July 1, 2002	$1,250,000	$900,000	$2,150,000
Restructuring and integration expenses	991,000	2,174,000	3,165,000
Cash payments	(381,000)	(2,174,000)	(2,555,000)

Liability Balance at September 30, 2002	1,860,000	900,000	2,760,000
Restructuring and integration expenses	301,000	1,242,000	1,543,000
Cash payments	(1,047,000)	(1,242,000)	(2,289,000)

Liability Balance at December 31, 2002	1,114,000	900,000	2,014,000
Restructuring and integration expenses	253,000	999,000	1,252,000
Cash payments	(239,000)	(1,265,000)	(1,504,000)

Liability Balance at March 31, 2003	$1,128,000	$634,000	$1,762,000

Substantially all of the restructuring obligations will be paid by September 30, 2003.

On April 11, 2003, the Company announced that it will be consolidating product manufacturing activities and other support functions from the Company’s Hospital Division’s Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Hospital Division. The relocation activities are expected to result in restructuring and integration expenses of approximately $8,000,000 on a pre-tax basis to be incurred over the one-year period that the relocation takes place. These costs relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process.  Additionally, approximately $3,500,000 of costs associated with employees’ involuntary termination and relocation benefits and idle facility rent obligations will be accrued as of April 11, 2003, the date the Company finalized the restructuring plan.  These $3,500,000 of costs represent costs of the Novametrix acquisition and will be recorded as additional goodwill in the consolidated balance sheet.

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

On March 6, 2003, the Company acquired certain assets related to the BiliChek® Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition.  The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product.  The acquisition did not materially impact the Company’s net sales or net income during the quarter ended March 31, 2003.

NOTE I – RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets deemed to have indefinite lives are no longer being amortized but are subject to annual impairment tests.  The Company has performed the required transitional impairment test with the adoption of FASB No. 142 and has determined that no impairment exists as of July 1, 2002.  The Company has also performed its first annual impairment test as of December 31, 2002 and determined that no impairment exists.  The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB No. 142.  Net income and earnings per share excluding amortization expense are as follows:

	Three Months Ended		Nine Months Ended

	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002

Net income as reported	$13,917,000	$11,316,000	$32,016,000	$29,375,000
Goodwill amortization expense, net of tax	—	826,000	—	2,477,000

Net income excluding goodwill amortization expense	$13,917,000	$12,142,000	$32,016,000	$31,852,000

Basic earnings per share:
Net income as reported	$0.41	$0.37	$0.96	$0.96
Goodwill amortization expense, net of tax	—	0.03	—	0.08

Basic earnings per share excluding goodwill amortization expense	$0.41	$0.40	$0.96	$1.04

Diluted earnings per share:
Net income as reported	$0.41	$0.36	$0.93	$0.94
Goodwill amortization expense, net of tax	—	0.03	—	0.08

Diluted earnings per share excluding goodwill amortization expense	$0.41	$0.39	$0.93	$1.02

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

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or DisposalActivities,”addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company did not early adopt FASB No. 146, and therefore applied the provisions of Emerging Issues Task Force Consensus No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” to the restructuring actions disclosed in Note E.

On December 31, 2002, the Financial Accounting Standards Board issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  FASB No. 148 amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternate methods of transition to the fair value method of accounting for stock-based employee compensation.  FASB No. 148 also amends the disclosure provisions of FASB No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the Statement does not require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FASB No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  FASB No. 148’s amendment of transition and annual disclosure requirements are effective for the Company’s year ended June 30, 2003.  FASB No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for the Company’s interim financial statements for the quarter ended March 31 2003, and are included in Note G.  FASB No. 148 will not have any impact on the Company’s financial position or results of operations.

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

In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133.   This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company is currently evaluating the provisions of FASB No. 149, and will assess the prospective impact on its financial position and results of operations for derivative contracts entered into after June 30, 2003.

NOTE J – CHANGES IN PRESENTATION OF COMPARATIVE FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2003 were $161,858,000, representing a 28% increase over the sales of $126,708,000 recorded for the three months ended March 31, 2002.  The Company’s sales growth occurred across all product groups, summarized as follows:

	Three Months Ended March 31		Dollar Increase	Percent Increase

	2003	2002

Domestic Homecare Products	$99,523,000	$88,406,000	$11,117,000	13%
Domestic Hospital Products	20,833,000	14,039,000	6,794,000	48%
International Products	41,502,000	24,263,000	17,239,000	71%

Total	$161,858,000	$126,708,000	$35,150,000	28%

Net sales for the nine months ended March 31, 2003 were $452,382,000 representing a 29% increase over the sales of $351,501,000 recorded for the nine months ended March 31, 2002. The Company’s sales growth occurred across all product groups, summarized as follows.

	Nine Months Ended March 31		Dollar Increase	Percent Increase

	2003	2002

Domestic Homecare Products	$284,096,000	$246,128,000	$37,968,000	15%
Domestic Hospital Products	60,392,000	37,441,000	22,951,000	61%
International Products	107,894,000	67,932,000	39,962,000	59%

Total	$452,382,000	$351,501,000	$100,881,000	29%

Domestic homecare sales for the three and nine months ended March 31, 2003 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories, noninvasive ventilation devices, and sales of Novametrix’s developmental infant care products, partially offset by decreases in sales of the Company’s home oxygen products.  Sales of hospital products for the three and nine months ended March 31, 2003 were driven primarily by growth in sales of hospital ventilators and accessories and sales of cardio-respiratory monitoring devices acquired from Novametrix. The Company’s growth internationally included sales from both homecare and hospital products, with the most significant increases coming from homecare sleep apnea therapy devices, as well as incremental revenues resulting from the Novametrix and Fuji acquisitions.

In total, sales for the three and nine months ended March 31, 2003 included approximately $12,714,000 and $36,667,000, respectively, of net sales for the products of Novametrix, which was acquired by the Company during the fourth quarter of fiscal year 2002. Sales for the three and nine months ended March 31, 2003 also included sales for Fuji, in which the Company obtained a majority interest in the fourth quarter of fiscal year 2002.  The Company’s results of operations include the results of both companies since the acquisition dates.  For additional information regarding Novametrix and Fuji, see Note H to the Consolidated Financial Statements.

The Company’s gross profit was 51% of net sales for the three months ended March 31, 2003, and 50% for the nine months ended March 31, 2003.  Gross profit was 47% of net sales for the three and nine months ended March 31, 2002.  The increase in gross profit percentage for the three and nine months ended March 31, 2003 compared to the prior year was primarily due to higher revenue, product sales mix, cost reductions, and the impact of higher gross margins from acquired entities.

General and administrative expenses were $21,642,000 (13% of net sales) for the quarter ended March 31, 2003 as compared to $15,398,000 (12% of net sales) for the quarter ended March 31, 2002. For the nine-month period ended March 31, 2003, general and administrative expenses were $60,678,000 (13% of net sales) as compared to $42,452,000 (12% of net sales) for the prior year nine-month period.  The increase for the three and nine months ended March 31, 2003 was due primarily to general and administrative expenses for the Company’s two acquired companies, Novametrix and Fuji.  The remaining increases in general and administrative expenses resulted from higher spending in a variety of areas, including employee compensation and information systems, consistent with the growth of the Company’s business, and increases in business insurance costs.

Sales, marketing and commission expenses were $29,628,000 (18% of net sales) for the quarter ended March 31, 2003 as compared to $21,119,000 (17% of net sales) for the quarter ended March 31, 2002.  For the nine-month period ended March 31, 2003, sales, marketing and commission expenses were $84,440,000 (19% of net sales) as compared to $60,175,000 (17% of net sales) for the nine months ended March 31, 2002. The majority of the increase in expense for the three and nine-month periods was due to sales and marketing expenses for the Company’s two acquired companies, Novametrix and Fuji, and increases in sales levels from the year ago periods.  The remainder of the increase was due to increased investments in the Company’s core sales and marketing programs.

Research and development expenses were $5,817,000 (4% of net sales) for the quarter ended March 31, 2003 as compared to $3,904,000 (3% of net sales) for the quarter ended March 31, 2002.  For the nine-month period ended March 31, 2003, research and development expenses were $16,825,000 (4% of net sales) compared to $12,206,000 (3% of net sales) for the prior year nine-month period. The majority of the increase in absolute dollars for the three and nine months ended March 31, 2003 was due to research and development expenses incurred at Novametrix. The remaining increases were due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months.

Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products or patient groups.

During the three and nine months ended March 31, 2003, the Company incurred restructuring and integration expenses of $3,182,000 and $13,391,000, respectively, related to the previously disclosed integration of Novametrix and restructuring of operations at the Kennesaw, Georgia manufacturing facility.  See Notes E and H to the Consolidated Financial Statements for additional information regarding restructuring and integration expenses.

The Company’s effective income tax rate was approximately 38% for the three and nine months ended March 31, 2003 as compared to 40% for the three and nine months ended March 31, 2002.  This reduction was due primarily to the impact of eliminating non-deductible goodwill amortization effective July 1, 2002, and the income tax benefits associated with various on-going tax planning strategies.

As a result of the factors described above, the Company’s net income was $13,917,000 (9% of net sales) or $0.41 per diluted share for the quarter ended March 31, 2003 as compared to net income of $11,316,000 (9% of net sales) or $0.36 per diluted share for the quarter ended March 31, 2002.  The Company’s net income was $32,016,000 (7% of net sales) or $0.93 per diluted share for the nine months ended March 31, 2003 as compared to net income of $29,375,000 (8% of net sales) or $0.94 per diluted share for the nine months ended March 31, 2002.  The restructuring and integration expenses described above constituted $0.05 and $0.25 per diluted share on an after-tax basis, respectively, for the three and nine months ended March 31, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $218,456,000 at March 31, 2003 and $198,966,000 at June 30, 2002.  Net cash provided by operating activities was $71,998,000 for the nine months ended March 31, 2003 as compared to $55,841,000 for the nine months ended March 31, 2002.  The increase in cash provided by operating activities for the current nine-month period was primarily due to an increase in net income before the impact of depreciation and amortization expense.

Net cash used by investing activities was $36,001,000 for the nine months ended March 31, 2003 as compared to $23,547,000 for the nine months ended March 31, 2002.  Cash used by investing activities for both periods includes capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and in the current fiscal year, the production of equipment leased to customers.  Capital expenditures increased by $7,853,000 in the nine months ended March 31, 2003 in comparison to the prior year, primarily as a result of the acquisitions of Novametrix and Fuji, and the Company’s reinvestment of current operating cash flows to support the Company’s future growth.  Cash used by investing activities in both years includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement.  In the current fiscal year, cash used for investing activities also includes transaction costs related to the Novametrix acquisition and the Company’s acquisition of the BiliChek® Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. that is more fully described in Note H to the consolidated financial statements.  The funding for investment activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash used by financing activities consists primarily of repayments under the Company’s various long-term obligations, partially offset by proceeds from the issuance of common stock under the Company’s stock option plans.  Net cash used by financing activities was $26,375,000 for the nine months ended March 31, 2003 as compared to $10,787,000 for the nine months ended March 31, 2002.  Net debt pay-downs were $31,522,000 and $14,015,000 for the nine-month periods ended March 31, 2003 and 2002, respectively.

On August 1, 2002, one of the Company’s significant homecare distribution customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt.  According to the press release issued in connection with the filing and subsequent filings with the Bankruptcy Court, this restructuring is intended to be a “100-percent plan,” meaning that creditors and vendors are expected to receive all that they are owed, either immediately or over time with interest. The press release also stated that the Company’s customer elected to seek court protection in order to facilitate the restructuring of its debt while continuing to maintain normal business operations.  The Company believes that based on currently available information, the Company’s reserve levels as of March 31, 2003 are adequate relative to its accounts receivable with this customer.  The Company will continue to monitor the situation.

The Company believes that its sources of funding -- consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $116,044,000 at March 31, 2003), and its accumulated cash and cash equivalents -- will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

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

The following table summarizes significant contractual obligations and commercial commitments of the Company as of March 31, 2003:

Contractual Obligations and Commercial Commitments

		Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$37,723,000	$1,769,000	$34,774,000	$997,000	$183,000
Capital Lease Obligations	19,104,000	7,162,000	8,218,000	3,724,000	—
Operating Leases	24,090,000	5,490,000	7,903,000	8,889,000	1,808,000

Total Contractual Obligations	$80,917,000	$14,421,000	$50,895,000	$13,610,000	$1,991,000

		Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Letters of Credit	$1,556,000	$1,556,000	$—	$—	$—

See the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended June 30, 2002 for information about these obligations and commitments.

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products.  The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies.  The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements.  The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $16,401,000 at March 31, 2003 as compared to $18,428,000 at June 30, 2002.  Subsequent to March 31, 2003, leases with which the Company had full recourse totaling approximately $6,000,000 were paid to the leasing company, thereby further reducing the Company’s exposure.  Approximately 9% and 8% of the Company’s net sales were made under these financing arrangements during the three and nine months ended March 31, 2003, respectively, of which a portion were made with recourse.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) does not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements.  Accordingly, at March 31, 2003 and June 30, 2002, the Company has included $1,049,000 and $11,826,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.  Effective March 31, 2003, the Company entered into a settlement with the third party financing company that is counter-party to these receivables.  The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.  The Company is required to place this amount in escrow, which will be drawn to fund delinquent receivables that the Company is required to repurchase, up to the cap amount.  Any amounts remaining in escrow when the collateralized leases are fully paid will be returned to the Company, including interest.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ.  The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances.  There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.  In addition, no new critical accounting policies have been adopted during the first nine months of fiscal year 2003, except where impacted by new accounting rules disclosed in Note I to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates:  The Company’s primary interest rate risk relates to its long-term debt obligations.  Information relating to the sensitivity to interest rate changes is omitted because interest rate risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

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

RESPIRONICS, INC.

Date: May 14, 2003	/s/ DANIEL J. BEVEVINO

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DANIEL J. BEVEVINO

Name:	Daniel J. Bevevino
Title:	Vice President and Chief Financial Officer