Form 10-K
period 2003-06-30
RESPIRONICS INC
filed 2003-09-29
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

or

Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File No. 000-16723

RESPIRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1304989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Murry Ridge Lane Murrysville, Pennsylvania	15668-8525
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including area code) 724-387-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	—

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of August 31, 2003, the aggregate market value of the shares of the registrant’s Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately $1,390,000.

As of August 31, 2003, there were 37,611,205 shares of Common Stock of the registrant outstanding, of which 3,548,399 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 18, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and statements incorporated by reference in this Form 10-K from the 2003 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company’s marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 1.	Business

Note: This document contains a variety of technical terms pertaining to the Company’s business, which are explained below:

Continuous positive airway pressure or “CPAP” – continuous air pressure into a patient’s airway provided by an air pressurization device

Bi-level positive airway pressure – air pressure provided to a patient’s airway by an air pressurization device under which the pressure is higher during inhalation and lower during exhalation

Bi-level non-invasive ventilatory support – bi-level positive airway pressure provided into the patient’s airway via a mask to supplement, but not replace, the patient’s own breathing

Invasive volume ventilators – a ventilator that delivers a mixture of room air and oxygen into a patient’s lungs via a tube inserted into the patient’s airway; these patients are dependent on the ventilator for life support

Non-invasive monitors – devices that provide measurements of a patient’s physiological data via sensors that are affixed outside the patient’s body (e.g., a small clip that fits over a patient’s fingertip)

Leak sensing technology – a feature of the Company’s bi-level non-invasive units whereby the units sense that an air leak has occurred between the mask and the patient’s face and the unit adjusts its air flow to compensate for the leak

Molecular sieve – material used in oxygen concentrators for separating oxygen from room air

Tracheal gas insufflation – a means of reducing elevated levels of carbon dioxide in patients being treated with ventilators

General

Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used primarily for the treatment of patients suffering from respiratory disorders. The Company’s products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and in hospitals along with alternative care facilities and in emergency medical settings. The Company’s primary product lines are: (i) homecare products, including continuous positive airway pressure (“CPAP”) devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea (“OSA”), a serious disorder characterized by the repeated cessation of breathing during sleep, respiratory devices including bi-level non-invasive ventilatory support units, portable invasive volume ventilator units used in the home, home oxygen devices, diagnostic and monitoring systems, developmental care products used for premature infants, and asthma and allergy devices used in the home; and (ii) hospital products, including bi-level non-invasive ventilatory support units, critical care units that can deliver both non-invasive and invasive ventilation, noninvasive cardio-respiratory monitors, sensors, and related disposable accessories, and asthma and allergy products, all of which are used in hospital or institutional settings. Respironics markets its products through homecare, hospital, asthma and allergy, and international sales organizations, which consist of approximately 440 direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers and dealers (commonly referred to as “dealers”) and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end-users. With over 80% of its sales currently reaching the home care market, Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

Respironics is a Delaware corporation with executive offices located at 1010 Murry Ridge Lane, Murrysville, PA 15668-8525. Unless the context indicates otherwise, reference in this Annual Report to the “Company” or “Respironics” refers to Respironics, Inc. and its domestic and foreign subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to “fiscal year” refers to the twelve-month period ending on June 30 of the year indicated.

In April 2002, the Company acquired 100% of the outstanding common stock of Novametrix Medical Systems Inc. (“Novametrix”), a leading cardio-respiratory monitoring company that developed, manufactured, and marketed proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories along with developmental care products for premature infants. The Company issued 2,400,000 shares of its common stock to the former stockholders of Novametrix in exchange for their Novametrix shares and reserved 509,000 shares of its common stock for future issuance upon exercise of options and warrants issued in exchange for Novametrix options and warrants outstanding. The total value of the Company’s shares issued and reserved for issuance (net of proceeds from exercise of options and warrants) in the transaction was $80,996,000. The results of operations of Novametrix are included in the Company’s consolidated income statement beginning on the acquisition date, April 12, 2002.

In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (“Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over the next four years, payable on December 31, 2006. The results of operations of Fuji are included in the Company’s consolidated income statement beginning on the acquisition date, May 31, 2002. See Note P to the Consolidated Financial Statements for more information about these acquisitions.

The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Virtuoso, Encore, Encore SmartCard, Soft Series, Tranquility, Smart Monitor, ASSESS, Personal Best, Wallaby, GoldSeal, Gel Mask, Inspiration, Esprit, AsthmaCheck, OptiHaler, BiPAP, BiPAP Vision, PLV, Synchrony, H2, Image3, OptiChamber, Alice, Stardust, AsthmaMentor, and BiliChek. The following are trademarks of the Company as used in this document: Contour Deluxe, Respironics Millennium, Profile, Simplicity, Comfort Series, ComfortSelect, ComfortClassic, Total, ComfortFull, and SleepLink.

Products

The Company’s principal products can be divided into two categories: homecare products and hospital products.

Homecare Products

The Company’s homecare products can be separated into six major subcategories: sleep products, non-invasive ventilation products, invasive portable volume ventilation products, oxygen products, infant management and developmental care products, and asthma and allergy products used in the home.

Sleep Products. Respironics believes it is the worldwide market share leader in OSA therapy devices. The Company’s primary OSA products include the REMstar CPAP Series, the BiPAP Pro and Tranquility bi-level units, and related accessories such as humidifiers, masks, tubes, filters and headgear.

The Company’s CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The REMstar Series CPAP systems are low-cost, innovative OSA therapy devices that meet the Company’s strategy of offering units at all key price points and represent standard state-of-the-art CPAP systems that provide high-quality treatment options at an economical price. The REMstar Auto CPAP system utilizes innovative technology to monitor the patient’s airway and adjust output automatically in order to deliver the appropriate pressure. The REMstar Pro and REMstar Auto also feature built-in memory to record patient usage and quality of life data. The Company’s Encore SmartCard is an easy-to-use device to retrieve this patient data, update air pressure settings, and change modes of operations for certain of the Company’s CPAP and bi-level devices by utilizing specially developed data management software that is programmed onto the credit card sized Encore SmartCard. The new C-Flex technology provides OSA sufferers with a more comfortable treatment for sleep apnea versus traditional CPAP by tracking the patient’s breathing to ensure the optimal amount of pressure is delivered at exhalation. The C-Flex technology is currently available on the Company’s REMstar Pro and will be extended to other devices in the future.

The BiPAP Pro and the Tranquility Bi-level System are the Company’s primary bi-level OSA units. These units sense the patient’s breathing cycle and adjust the pressure accordingly. The BiPAP Pro units also contain advanced leak-sensing technology, which improves the unit’s pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty tolerating CPAP.

The Company also offers both integrated and stand-alone humidifiers as accessories to support its strategy of enhancing patient adherence to the therapy provided by its CPAP and bi-level devices. Humidifying the air that flows into the patient’s airway provides more comfortable therapy for certain patients.

The Company also provides masks used with CPAP and bi-level devices including the Comfort Series (consisting of the Respironics Profile Lite, ComfortSelect, ComfortClassic, and Respironics Simplicity masks), the Contour nasal mask, the Gel Mask and GoldSeal masks, the Soft Series Nasal Mask, and Respironics Total FaceMask. The Company believes that its nasal mask products were the first masks to adequately seal on a patient’s face for nasal CPAP delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Company’s nasal mask products are all designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep disorders laboratories (commonly known as a “sleep lab”). The Company also provides products for patient testing in the home that allow clinicians to expand the number of patients who can be served by a traditional sleep disorders lab.

The Company’s primary sleep diagnostic product is the Alice System. Alice is a computer-based system for use in sleep labs and other clinical settings. It is capable of recording up to 25 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient’s physiological data, the Alice system utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on either infants or adults and separate software programs were developed specifically for each type of patient.

The Company also manufactures and markets Stardust, a palm-sized portable sleep system that monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors that are specifically designed for use in the home. These sensors record a variety of patient data and the information is subsequently sent to the sleep lab or other clinical setting where it is interpreted by a trained clinician.

The Synchrony Sleep Lab System, consisting of the Synchrony pressure generator and a palm-sized remote control unit, is used by clinicians in prescribing therapy for the treatment of adult OSA once a diagnosis has been made.

The Company estimates that in the U.S. there are currently more than 2,500 sleep labs located at hospitals, other medical centers, and freestanding sites where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Such sleep labs provide the most frequent source of patient introductions to the Company’s homecare sleep products.

The OSA patient can purchase or rent the Company’s OSA therapy products from home medical equipment service provider and dealer locations throughout most of the world. Personnel at each of these locations are generally equipped to train the patient in the product’s use and to maintain and service the product. See “Sales, Distribution, and Marketing.” The retail price for a CPAP unit ranges from $1,100 to $1,600, depending on type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,300 to $3,200, depending on which model is purchased. The Company’s sleep diagnostic products are sold through dealers and directly to clinical sites.

Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilatory support devices in the U.S. Such devices are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilatory requirements of the patient.

The Company’s principal non-invasive ventilatory support product is the BiPAP Synchrony Ventilatory Support System. This device is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. This device senses the patient’s breathing and adjusts its output to assist in inhalation and exhalation. Additionally, the device compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

The Company believes that its non-invasive ventilatory support product has the potential for increasing patient comfort by adapting to the patient’s breathing cycles as opposed to requiring the patient to adapt his breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. The retail price for the unit, which ranges from $6,000 to $8,000, also compares favorably to the cost of invasive ventilators, which generally retail for $10,000 to $28,000.

Invasive Ventilation Products. The Company believes that it is one of the leading manufacturers and marketers of invasive portable volume ventilators that are used in the home by individuals who are dependent on the ventilators for continuous life support.

The Company’s principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically powered unit specifically designed for long-term use in the home and also suitable for transport, short-term, and institutional use. The PLV-100 can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit, and it can be powered by normal AC power or DC battery power and can be operated in three different ventilation modes depending on the patient’s needs. The unit features a variety of alarms and displays to alert clinicians and caregivers to changes in the patient’s pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end-user patients primarily through the Company’s network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end-users. In certain limited cases, the Company rents these units directly to end-users.

Oxygen Products. The Company’s principal oxygen products are oxygen concentrators, which provide a continuous flow of oxygen by separating it from room air with a molecular sieve composed of an inorganic silicate. Oxygen concentrators are generally used in the home by patients who require supplemental oxygen. Supplemental oxygen is prescribed for people with a variety of chronic pulmonary disorders, such as lung cancer, emphysema, bronchitis or acute pneumonia. These individuals generally rent an oxygen delivery system from a home medical equipment dealer. The Company believes it is currently one of the leaders in the manufacture and sale of oxygen concentrators in the United States.

The Company’s primary oxygen concentrator product is the Respironics Millennium. This unit is designed to be easy to maintain and service and is suitable for chronic patients in the advanced stages of illness and for the less severe respiratory patient. The Respironics Millennium also features a low sound level and is mobile, both of which are important features for devices such as this that are used in the home.

The Company also manufactures and markets oximeter products for use in the home. The units, which allow the caregiver to take readings of the patient’s blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data. This data can be later downloaded via the Company’s software, which prints reports for oximetry analysis.

Infant Management and Developmental Care Products. The Company’s primary infant management products are monitoring devices designed for infants at risk for sudden infant death syndrome or “SIDS.” SIDS is the sudden unexpected death of an infant that remains unexplained after investigation and is one of the leading causes of death in the United States of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardiorespiratory episodes, and those born to a family with a SIDS incident history. There are limited alternative monitoring technologies generally available.

The Company’s primary infant monitor is the Smart Monitor, a fifth-generation microprocessor-based design that incorporates many aspects of a physiological recorder into the traditional monitor. In addition to sounding an alarm to alert the parents, the Smart Monitor documents patient episodes with an internal electronic memory system, enabling physicians to study up to six channels of patient waveforms in order to assess the medical significance of the alarm episodes and determine the need for continued monitoring or possible hospitalization. The data collected by the Smart Monitor can be transmitted from the home to a clinical center over phone lines or can be extracted from the Smart Monitor using a memory transfer device such as a computer.

The Company also manufactures and markets the Wallaby II Phototherapy System, a cost-effective, home-based alternative to conventional overhead phototherapy lights for treating newborn jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage.

The Company also manufactures and markets the BiliChek Non-Invasive Bilirubin Analyzer, a non-invasive device that measures the level of bilirubin in the blood of infants. The current method of measuring bilirubin levels to diagnose jaundice in infants, the “heel stick,” involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliChek replaces the heel stick by analyzing reflected light shined on an infant’s forehead to generate immediate and painless test results at a low cost. The Company acquired the BiliChek line of products from SpectRx, Inc. on March 6, 2003. Prior to the acquisition, the Company had exclusive distribution rights in the United States and Canada for the BiliChek. The device has received clearance to market from the FDA for infants before, during, and after phototherapy treatment.

The Company also markets developmental care products and services designed to improve the quality of care for premature infants. These developmental care products are designed to meet the unique needs of premature infants, including appropriately sized infant care products, safety equipment, and specialty feeding and skin care products. The Company also offers related education products and programs. The Company’s developmental care products are used in the home and in neonatal and pediatric intensive care units of hospitals.

The Company also distributes several models of medication nebulizers, which dispense medication in a fine mist for inhalation deep into the lungs, under the trade name Inspiration. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma or allergies. The Company’s models utilize a compressor to direct a flow of air through the nebulizer chamber that contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, has contributed to the growth of this market.

Sales of homecare products and all related accessories and replacement parts accounted for 81%, 85%, and 87%, of the Company’s net sales for its fiscal years 2003, 2002, and 2001, respectively.

Hospital Products

The Company has three major hospital product groups: therapeutic devices that assist or control a patient’s ventilation; cardio-respiratory monitoring devices that provide information about a patient’s condition; and asthma and allergy products.

The Company’s primary therapeutic devices are the BiPAP Vision and the Esprit. The BiPAP Vision is a non-invasive ventilatory support device designed specifically for hospital use and features an oxygen module, provides higher flow and pressure functions than the Company’s other non-invasive units, and is designed to be easily upgradeable. The BiPAP Vision also includes integrated airway pressure monitoring, an integrated display screen, a disposable circuit, and a mounting stand, all of which are designed to allow the unit to be used more easily in delivering non-invasive ventilatory support in the hospital environment.

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

The Company also manufactures and markets cardio-respiratory monitors, sensors and related disposable accessories. These electronic devices provide the measurements and continuous display of a patient’s cardiac output, carbon dioxide, oxygen saturation, and respiratory mechanics parameters. The sensors for the Company’s devices are designed so that this patient data can be gathered non-invasively. Noninvasive monitoring offers advantages over invasive monitoring, including a reduced likelihood of infection and other associated complications that can result from invasive monitoring. The Company’s cardio-respiratory monitoring devices are used in hospital operating rooms, intensive care units, emergency departments, and while transporting patients to or within the hospital.

The market for asthma devices is comprised primarily of peak flow meters and drug delivery systems, including spacer devices. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler (“MDI”), facilitates the delivery of asthma medications. The Company believes that it is currently the national leader in the sale of peak flow meters, marketing products that include the ASSESS, AsthmaMentor, and AsthmaCheck peak flow meters and the portable peak flow meter, Personal Best. The Company also markets two spacer products known as OptiChamber and OptiHaler. The revised National Asthma Education and Prevention Program (“NAEPP”) Guidelines issued in March 1997 have placed further emphasis on the use of peak flow meters and spacers to ensure effective asthma management. OptiChamber represents an important growth area based upon NAEPP’s expanded indications for MDI anti-inflammatory therapy, including new recommendations for use with children under five years of age.

Sales of hospital products and accessories accounted for 19%, 15%, and 13% of the Company’s net sales for fiscal years 2003, 2002, and 2001, respectively.

Manufacturing and Properties

The Company owns or leases its manufacturing, office and warehouse facilities. The Company’s major facilities and their primary uses are summarized below:

	Square Feet	Owned/Leased
United States:

Murrysville, Pennsylvania (offices)	55,000	Owned
Murrysville, Pennsylvania (offices)	20,000	Leased
Murrysville, Pennsylvania (manufacturing)	116,000	Owned
Plum Borough, Pennsylvania (offices and warehouse)	22,000	Leased
Kennesaw, Georgia (manufacturing)	129,000	Leased
Carlsbad, California (manufacturing)	85,000	Leased
Wallingford, Connecticut (manufacturing)	53,000	Leased
Cedar Grove, New Jersey (offices)	10,333	Leased
Youngwood, Pennsylvania (warehouse)	101,000	Leased
Edison, New Jersey (warehouse)	6,800	Leased
Houston, Texas (warehouse)	7,200	Leased
Concord, California (warehouse)	6,800	Leased
La Mirada, California (warehouse)	6,400	Leased

International:

Hong Kong (offices)	15,500	Leased
Shenzhen, China (manufacturing)	99,700	Leased
Subic Bay, Philippines (manufacturing)	22,700	Leased
Tokyo, Japan (offices)	4,600	Leased
Saitama City, Japan (warehouse)	7,400	Leased
Herrsching, Germany (offices and warehouse)	18,590	Leased
Nantes, France (offices and warehouse)	6,100	Leased
Paris, France (offices)	3,400	Leased

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

In March 2001, the Company sold its Westminster, Colorado facility that had been closed as part of the Company’s July 1999 restructuring. A gain of approximately $2,000,000 was recorded on the sale. See Note O to the Consolidated Financial Statements for additional information.

The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company believes that the raw materials for nearly all of its products are readily available from a number of suppliers.

Sales, Distribution and Marketing

The Company sells and, in some cases, rents its products primarily to home medical equipment service providers and hospital dealers. These parties in turn resell and rent the Company’s products to end-users. The Company also sells certain of its products directly to hospitals. The Company’s products reach its customers in the United States primarily through the Company’s field network, which consists of 35 national and regional management employees, 125 direct sales representatives and sales support specialists, 40 independent manufacturers’ representatives, and over 5,000 medical products distributors (also referred to as “dealers”).

The Company manages its U.S. dealer network through the direct sales force and independent manufacturers’ representatives. The Company’s sales management team includes a Vice President of Homecare Sales, a Vice President of Homecare Marketing, a Vice President of Hospital Sales and Marketing, a Vice President of Hospital Sales, a Vice President of Asthma and Allergy Sales, 19 Regional Sales Managers, and 13 National Accounts Managers. This team directs the activities of the independent manufacturers’ representatives, direct sales representatives, and sales support specialists.

The Company’s international sales efforts are conducted through a President of International Sales, a Vice President of Europe, Africa, and Middle East Sales, a Vice President of Asia Pacific Sales and Marketing, and a Director of Latin American Sales and Marketing. The Company also has direct sales representatives and a customer satisfaction staff in the Far East, Germany and France. Total international sales force for the Company is approximately 240 individuals, including management, account managers, sales support specialists, and direct sales representatives. The Company’s international sales employees sell products from both the Homecare and Hospital product groups. International sales accounted for approximately 26% of the Company’s net sales for the 2003 fiscal year, and 20% for fiscal years 2002 and 2001.

The Company’s program-oriented approach to doing business with homecare dealer customers (who are also referred to as “providers”), “Power Programs for Providers,” incorporate specific products with a package of diagnostic tools and other educational materials. The programs are designed to support a provider’s desire to offer the finest care possible while assisting the provider in growing its business. The Company currently offers five Power Programs: Sleep Management, Chronic Respiratory Management,

Total Ventilation Solutions, Asthma Management, and Neonatal and Infant Care.

The Company’s marketing organization is currently staffed by Product Managers, who are assigned to each of the Company’s principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

The Company has relationships with a variety of key customers. Some of these relationships are based on written supply agreements, while others are not. Most of these relationships are terminable at will or upon short notice periods. Maintaining positive relationships with these customers is a key element of the Company’s sales and marketing strategy. Failure to maintain these relationships could adversely affect the Company’s future results of operations.

The Company’s U.S. dealer customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) continues to undergo consolidation, particularly among dealers specializing in homecare products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company’s products as a result of greater purchasing power and market dominance enjoyed by larger customers.

During the fiscal year ended June 30, 2003, one customer accounted for 10% of net sales. While other similar national homecare dealer customers in the U.S. accounted individually for less than 10% of sales, these customers collectively constitute an important market for the Company’s products.

The Company offers leasing programs to certain of its customers through arrangements with independent leasing companies. In some cases, these arrangements call for the Company to be contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables initiated by or transferred to the leasing companies. The Company’s total exposure for unpaid installment receivables under these leasing programs was approximately $13,196,000 and $30,254,000 at June 30, 2003 and 2002, respectively. See Note J to the Consolidated Financial Statements for additional information.

Competition

The Company believes that the principal competitive factors in all of its markets are product and service performance and innovation, efficient distribution and competitive price. Price competition has become more intense in the last several years. In the case of a number of the Company’s and its competitors’ products, patent protection is becoming more prevalent and of increasing competitive importance. The Company competes on a product-by-product basis with various other companies, some of which have significantly greater financial and marketing resources and broader product lines.

The Company believes that it is a U.S. market leader in the major markets in which it competes: sleep disorders, chronic obstructive pulmonary disease, asthma and allergy, and infant care products. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects that competition will increase. In its major product lines, the Company competes with two principal competitors, Mallinckrodt Inc. (“Mallinckrodt”) (which was acquired by Tyco International Ltd (“Tyco”) in October 2000) and ResMed, Inc. (“ResMed”). Mallinckrodt, which is the Company’s largest major competitor and has the greatest financial resources of the Company’s competitors, offers an array of products that compete with many of the Company’s major products. ResMed competes with the Company in the OSA and non-invasive ventilatory support markets. The Company also competes with Invacare Corp., Viasys Healthcare Inc., Dräger AG, Siemens AG, Vital Signs, Inc., Monaghan Medical Corp., Fisher & Paykel Healthcare Corp. Ltd., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of foreign manufacturers, primarily in their local overseas markets and, to a lesser extent, in the domestic market.

Similar to the Company’s customer base, the medical device manufacturing industry is also undergoing consolidation. Several of the Company’s competitors have been involved in acquisitions. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers that can utilize the financial and technical resources that may be made available as a result of the consolidation.

Research and Development

The Company believes that its ability to identify product opportunities, to respond to the needs of cardiopulmonary and other physicians and their patients in the treatment of respiratory and other disorders and to incorporate the latest technological innovations into its medical products has been and will continue to be important to its success. The Company’s research and development efforts are focused on understanding the problems faced by cardiopulmonary physicians and their patients’ needs and on maintaining the Company’s technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers to supplement these research and development efforts. The Company’s research and development efforts enable it to capitalize on opportunities in the respiratory medical product market by upgrading its current products as well as developing new products.

The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 225 engineers, technicians, and support personnel in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $24,047,000 (4% of net sales) in fiscal year 2003, $17,317,000 (3% of net sales) in fiscal year 2002, and $15,281,000 (4% of net sales) in fiscal year 2001 to support product enhancement and new product development.

The Company introduced new products in all of its core product areas during fiscal years 2001, 2002, and 2003. New product introductions included next generation CPAP units, such as the new Remstar Pro with C-Flex and Remstar Plus True Compliance, next generation BiPap devices including the BiPAP Synchrony and BiPAP Pro, the H2 Heated Humidifier, new sleep diagnostic products including the Stardust II, software enhancements to the Esprit ventilation system, a variety of new face mask products, and several new infant management products and asthma devices. The Company expects to release a variety of new devices in its core product areas in fiscal year 2004. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See “Regulatory Matters.”

In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of new markets, including congestive heart failure, tracheal gas insufflation, humidification, and other sleep disorders including insomnia. Tracheal gas insufflation involves developing a system focused on reducing carbon dioxide blood gas levels in many ventilator patients with elevated carbon dioxide levels. The Company is also developing a hospital humidification system designed to provide optimal humidification at lower usage cost than current products.

Clinical research has indicated that as many as 50% of the patients with congestive heart failure also have sleep disorder breathing including Cheyne-Stokes Respiration (“CSR”), a form of apnea with abnormal breathing patterns. According to a first-ever randomized clinical trial of patients with heart failure conducted at Toronto General Hospital, University Health Network, Mount Sinai Hospital and the Toronto Rehabilitation Institute in March 2003, heart function can be significantly improved in patients with congestive heart failure when treating the underlying sleep disorder with positive pressure therapy. The Company believes that if both of these conditions are identified and treated, the apneas associated with each condition can be eliminated and the quality of life and overall health of these patients can be improved. Additionally, the Company believes that positive pressure therapy may eliminate CSR events and their effects on heart failure, reduce the circulatory congestion associated with heart failure, and improve the pumping efficiency of the heart into the patient’s circulatory system. Research, including clinical trials, is being conducted to evaluate the long-term effects of positive pressure therapy on the heart. The Company is also in discussion with the FDA regarding the technical and clinical information that would be necessary to market a device for certain congestive heart failure applications.

Patents, Trademarks and Licenses

The Company seeks patent protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents when infringed by other companies. The Company currently has approximately 334 U.S. and foreign patents (compared to 278 as of June 30, 2002) and has additional U.S. and foreign patent applications pending. Some of these patents and patent applications relate to significant aspects and features of the Company’s products. Twenty of these patents expire in the next five years as follows: three expire in fiscal year 2004, three expire in fiscal year 2005, three expire in fiscal year 2006, eight expire in fiscal year 2007, and three expire in fiscal year 2008. The Company believes that the expiration of these patents will not have a material adverse impact on its competitive position.

The Company also has approximately 220 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

Regulatory Matters

The Company’s products are subject to regulation by, among other governmental entities, the FDA and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products. The Company must comply with statutory requirements and FDA regulations and is subject to various FDA recordkeeping and reporting requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and uncertain. The FDA also regulates the clinical testing of medical devices. Moreover, clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA requirements can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, clearances or approvals for the Company’s products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

The Company must obtain FDA or foreign regulatory approval or clearance for marketing the Company’s new devices prior to their release. There are two primary means by which the FDA permits a medical device to be marketed. A manufacturer may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain such clearance, the 510(k) premarket notification must establish that the device is “substantially equivalent” to a predicate device that has been legally marketed under a 510(k) notification or was marketed before May 28, 1976. In some situations, a device also may be cleared by a 510(k) premarket notification through “de novo” classification even though there is no predicate device. The manufacturer may not place the device into commercial distribution in the U.S. until a substantial equivalence determination notice is issued by the FDA. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require the Company to modify its product labeling, before it will make a finding of substantial equivalence. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation of the 510(k) premarket notification and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

If a manufacturer cannot establish to the FDA’s satisfaction that a new device is substantially equivalent to a legally marketed device, it will have to seek approval to market the device through the premarket approval application (“PMA”) process. This process involves preclinical studies and clinical trials. The process of completing clinical trials, submitting a PMA and obtaining FDA clearance takes a number of years and requires the expenditure of substantial resources. In addition, there can be no assurance that the FDA will approve a PMA. The Company’s export activities and clinical investigations also are subject to the FDA’s jurisdiction and enforcement.

Foreign regulatory approvals vary widely depending on the country. The Company has received ISO 9001 certification for its Murrysville, Kennesaw, Carlsbad, Wallingford, Cedar Grove, Nantes, Herrsching, Subic Bay and Shenzhen facilities based on criterion developed by the International Organization for Standardization, a quality standards organization with headquarters in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union’s Medical Device Directives, to affix the “CE Mark” to the Company’s products marketed throughout the world. The primary component of the certification process was an audit of the facilities’ quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving its original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.

Third Party Reimbursement

The cost of a significant portion of medical care in the U.S. is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance programs including health maintenance organizations and managed care organizations. Countries outside of the U.S. also have government and private insurance medical reimbursement programs that vary on a country-by-country basis, with varying levels of reimbursement and degrees of sophistication. The Company’s future results of operations and financial condition could be negatively affected by adverse changes made in the reimbursement policies for medical products under these insurance programs. If such changes were to occur, the ability of the Company’s customers (medical product distributors and dealers) to obtain adequate reimbursement for the resale or rental of the Company’s products could be reduced. In recent years, limitations imposed on the levels of reimbursement by both government and private insurance programs have become more prevalent.

The Company has obtained “procedure codes” for its homecare products from the Centers for Medicare and Medicaid Services (“CMS”) (formerly known as the Healthcare Financing Administration). These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare. In addition, many private insurance programs also use the CMS procedure code system. However, reimbursement levels can be reduced after a procedure code has been established.

The amount of reimbursement that a hospital can obtain under the Medicare diagnosis related group (“DRG”) payment system for utilizing the Company’s products in treating patients is a primary determinant of the revenue that can be realized by medical product distributors and dealers who resell or rent the Company’s hospital products. Many private insurance programs also utilize the Medicare DRG system. The various uses of the Company’s hospital products to treat patients are provided within the DRG system. The levels of reimbursement under the DRG system are also subject to review and change.

Employees

The Company currently has approximately 2,700 employees, including approximately 800 hourly employees in the U.S. and 600 hourly employees in the Far East. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations and export sales is discussed in Item 1, “Business - Sales, Distribution and Marketing,” and set forth in Note M of the Consolidated Financial Statements included in this Annual Report.

Item 2.	Properties

Information with respect to the location and general character of the principal properties of the Company is included in Item 1, “Business - Manufacturing and Properties.”

Item 3.	Legal Proceedings

U.S. ResMed Litigation

As previously disclosed, ResMed Corp., ResMed, Inc., and ResMed Ltd. (collectively, “ResMed”) filed an action in Federal District Court against the Company on October 11, 2002 alleging that the Company’s manufacture and sale of certain nasal masks infringe seven U.S. patents (the “ResMed Patents”). The complaint also alleged a number of related causes of action. In its complaint, ResMed sought injunctive relief, actual and punitive damages, and an award of three times actual damages because of the Company’s alleged willful infringement of the ResMed Patents. In its answer to ResMed’s complaint, the Company denied, in all material respects, the allegations of the complaint.

On October 15, 2002, the Company filed its own Federal District Court action against ResMed Ltd. seeking a declaratory judgment that the seven ResMed Patents are invalid and/or unenforceable, and that the Company does not infringe the same. The declaratory judgment action also sought attorneys’ fees as well as relief as to the remaining allegations in the ResMed complaint.

The Company was also party to actions filed in a Federal District Court in January 1995 and June 1996 in which ResMed alleged that the Company’s manufacture and sale in the United States of certain products infringes four of ResMed’s patents. In its response to these actions, the Company denied the allegations and had separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions were consolidated. The Court granted the Company’s various motions for summary judgment and held that the Company does not infringe any of ResMed’s four patents at issue.

On September 4, 2003, the Company and ResMed reached a settlement on all of the aforementioned litigation. The settlement is not material to the Company’s results of operations, financial condition, or cash flows.

Other

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year 2003, no matters were submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

As of June 30, 2003, 37,505,700 shares of the Company’s common stock were issued, of which 3,548,479 are held in treasury. The common stock is traded in the over-the-counter market and is reported on the NASDAQ National Market system under the symbol “RESP.” As of September 22, 2003, there were 2,900 holders of record of the Company’s common stock.

The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

High and low sales price information for the Company’s common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2003:

	First	Second	Third	Fourth
High	$35.21	$34.07	$34.72	$40.00
Low	$26.50	$28.76	$28.73	$34.31

Fiscal year ended June 30, 2002:

	First	Second	Third	Fourth
High	$37.00	$37.05	$37.88	$36.36
Low	$27.75	$30.54	$23.79	$30.81

In the following table, we summarize information about the Company’s equity compensation plans as of June 30, 2003.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,596,000	$24.13	830,000

Equity compensation plans not approved by security holders (a)	173,000	$25.79	—

Total	2,769,000	$24.23	830,000

(a) - Represents stock options and warrants issued by companies that were acquired by Respironics, prior to the date of acquisition.

Item 6.	Selected Financial Data

	(Dollars in thousands except per share data)
Income Statement Data:

	Year Ended June 30
	2003	2002	2001	2000	1999
Net sales	$629,817	$494,919	$422,438	$368,184	$357,571
Cost of goods sold	310,385	260,795	224,087	205,230	186,487

	319,432	234,124	198,351	162,954	171,084

General and administrative expenses	85,767	60,719	50,126	48,754	48,521
Sales, marketing and commission expenses	116,300	86,189	72,428	62,772	60,899
Research and development expenses	24,047	17,317	15,281	16,815	16,714
Restructuring and acquisition-related expenses (credits)	17,789	2,288	(1,909)	20,486	2,415
Impairment charge	0	2,006	0	0	0
Interest and other expenses	639	1,569	6,517	5,551	4,079

Income before income taxes	74,890	64,036	55,908	8,576	38,456
Income taxes	28,309	25,619	22,337	2,824	15,395

Net income	$46,581	$38,417	$33,571	$5,752	$23,061

Diluted earnings per share	$1.36	$1.20	$1.09	$0.19	$0.72

Diluted shares outstanding	34,344	32,008	30,886	30,004	31,956

Balance Sheet Data:

	June 30
	2003	2002	2001	2000	1999
Working capital	$212,787	$198,966	$171,985	$155,095	$155,336
Total assets	582,196	550,911	367,295	352,577	343,585
Total long-term obligations	16,513	59,502	80,055	108,095	99,374
Shareholders’ equity	426,869	367,720	235,268	191,106	194,521

There were no cash dividends declared during any of the periods presented in the above table.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2003, Compared to Fiscal Year Ended June 30, 2002:

Net sales - Net sales for the year ended June 30, 2003 were $629,817,000 representing a 27% increase over sales of $494,919,000 recorded for the year ended June 30, 2002. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30		Dollar Increase	Percent Increase
	2003	2002
Domestic Homecare Products	$388,516,000	$339,339,000	$49,177,000	14%
Domestic Hospital Products	79,427,000	57,468,000	21,959,000	38%
International Products	161,874,000	98,112,000	63,762,000	65%

Total	$629,817,000	$494,919,000	$134,898,000	27%

Domestic homecare sales for the year ended June 30, 2003 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories (the Company’s largest product line), and sales of developmental infant care products acquired from Novametrix Medical Systems Inc. (now known as “Respironics Novametrix, LLC” and referred to herein as “Novametrix”), partially offset by decreases in sales of the Company’s home oxygen products. Sales of hospital products for the year ended June 30, 2003 were driven primarily by growth in sales of hospital ventilators and accessories and sales of cardio-respiratory monitoring devices acquired from Novametrix. The Company’s growth internationally included sales from both homecare and hospital products, with the most significant increases coming from homecare sleep apnea therapy devices, incremental revenues resulting from the Novametrix and Fuji RC Kabushiki Kaisha (“Fuji”) acquisitions, and demand for ventilation products associated with the treatment of SARS (Severe Acute Respiratory Syndrome) during the fourth quarter of 2003.

In total, sales for the year ended June 30, 2003 included approximately $35,400,000 of incremental net sales from the products of Novametrix, a leading cardio-respiratory monitoring company that was acquired by the Company during the fourth quarter of fiscal year 2002. Sales for the year ended June 30, 2003 also included approximately $28,500,000 of incremental sales for Fuji, a provider of respiratory products and services in which the Company obtained a majority interest in the fourth quarter of fiscal year 2002. The Company’s results of operations include the results of both companies since the acquisition dates. For additional information regarding Novametrix and Fuji, see Note P to the Consolidated Financial Statements.

Excluding the acquired revenues, sales for the year ended June 30, 2003 represented a 14% increase over sales recorded for the year ended June 30, 2002.

Gross Profit - The Company’s gross profit was 51% for the year ended June 30, 2003 compared to 47% of net sales for the year ended June 30, 2002. The increase in gross profit percentage was primarily due to higher revenue, product sales mix, cost reductions, and the impact of higher gross margins from acquired entities.

General and Administrative Expenses - General and administrative expenses were $85,767,000 (14% of net sales) for the year ended June 30, 2003 as compared to $60,719,000 (12% of net sales) for the year ended June 30, 2002. The increase for the year ended June 30, 2003 was due primarily to general and administrative expenses for the Company’s two acquired companies, Novametrix and Fuji. The remaining increases in general and administrative expenses resulted from higher spending in a variety of areas, including employee compensation and information systems, consistent with the growth of the Company’s business, and increases in business insurance and product warranty costs. General and administrative expenses for the year ended June 30, 2002 included goodwill amortization expense in the amount of $3,507,000. As of July 1, 2002 the Company ceased amortizing goodwill due to the adoption of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” For additional information, see Note A to the Consolidated Financial Statements.

Sales, Marketing and Commission Expenses - Sales, marketing and commission expenses were $116,300,000 (18% of net sales) for the year ended June 30, 2003 as compared to $86,189,000 (17% of net sales) for the year ended June 30, 2002. The majority of the increase was due to sales and marketing expenses for the Company’s two acquired companies, Novametrix and Fuji, and increases in sales levels from the year ago periods. The remainder of the increase was due to increased investments in the Company’s core sales and marketing programs.

Research and Development Expenses - Research and development expenses were $24,047,000 (4% of net sales) for the year ended June 30, 2003 as compared to $17,317,000 (3% of net sales) for the year ended June 30, 2002. A significant amount of the increase in absolute dollars was due to research and development expenses incurred at Novametrix. The remaining increases were due to the Company’s continuing commitment to research, development and new product introductions. In the 2003 fiscal year several new products were introduced, such as the REMstar Pro with C-Flex, REMstar Plus True Compliance, and REMstar Lite CPAP devices, the Synchrony Avaps bi-level obstructive sleep apnea therapy unit, new masks including the ComfortFull and Image 3 Deluxe, product software enhancements including the Encore Pro communication link, Sleep Link with modem, and enhancements to the Esprit ventilation system, and the Stardust II diagnostic unit. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products and patient groups.

Restructuring and Acquisition-Related Expenses - During the year ended June 30, 2003, the Company incurred restructuring and acquisition-related expenses of $18,144,000, related to the previously disclosed integration of Novametrix and restructuring of operations at the Kennesaw, Georgia and Wallingford, Connecticut manufacturing facilities, and other acquisition-related costs. Of this amount, $17,789,000 is included in restructuring and acquisition-related expenses, and $355,000 is included in cost of goods sold in the Consolidated Statement of Operations for the year ended June 30, 2003. See Notes O and P to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

As part of the acquisition of Novametrix, during the fourth quarter of fiscal year 2002, the Company incurred a non-recurring purchase accounting adjustment in cost of goods sold of $1,653,000 related to reversing acquisition date inventory fair market value adjustments as inventory was sold subsequent to the acquisition. Also during the fourth quarter of fiscal year 2002, the Company incurred restructuring and acquisition-related expenses of $2,288,000 related to the Novametrix acquisition, primarily for the elimination and centralization of certain duplicate back-office functions. During the fourth quarter of fiscal year 2002, the Company also incurred an impairment charge of $2,006,000 representing the write-off of intangible assets, inventory, and fixed assets related to an oxygen monitoring technology development project that was cancelled based in part on the results of a review of that technology by engineers at Novametrix.

Interest and Other Expenses – Interest and other expenses were $640,000 for the year ended June 30, 2003 as compared to $1,568,000 for the year ended June 30, 2002. The decrease was due to reductions in the amount of outstanding borrowings and interest rates under the Company’s Revolving Credit Agreement.

Income Taxes - The Company’s effective income tax rate was approximately 38% for the year ended June 30, 2003 as compared to 40% for the year ended June 30, 2002. This reduction was due primarily to the impact of eliminating non-deductible goodwill amortization effective July 1, 2002, and the income tax benefits associated with various ongoing tax planning strategies.

The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

Net Income - As a result of the factors described above, the Company’s net income was $46,581,000 (7% of net sales) or $1.36 per diluted share for the year ended June 30, 2003 as compared to net income of $38,417,000 (8% of net sales) or $1.20 per diluted share for the year ended June 30, 2002. The restructuring and acquisition-related expenses described above constituted a reduction of $0.32 and $0.12 per diluted share on an after-tax basis, respectively, for the years ended June 30, 2003 and 2002.

Fiscal Year Ended June 30, 2002, Compared to Fiscal Year Ended June 30, 2001:

Net Sales - Net sales for fiscal year 2002 were $494,919,000, representing a 17% increase in sales over the $422,438,000 recorded in fiscal year 2001.

The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30		Dollar Increase	Percent Increase
	2002	2001
Domestic Homecare Products	$339,339,000	$292,164,000	$47,175,000	16%
Domestic Hospital Products	57,468,000	44,176,000	13,292,000	30%
International Products	98,112,000	86,098,000	12,014,000	14%

Total	$494,919,000	$422,438,000	$72,481,000	17%

Increases in unit and dollar sales for the Company’s obstructive sleep apnea therapy devices and oxygen concentrator devices, as well as increases in the sales of masks and accessories, helped to drive the increase in sales. These product lines, along with ventilation devices, comprise the major part of the Company’s homecare product offerings. Sales of the Company’s hospital products, particularly the Vision and Esprit ventilators, also contributed to the increase in sales in the 2002 fiscal year.

Fiscal year 2002 sales included approximately $12,700,000 of net sales for Novametrix. Included in the sales from Novametrix were approximately $9,500,000 of net sales for cardio-respiratory hospital devices and approximately $3,200,000 of net sales for developmental infant care products. Fiscal year 2002 sales also include one month of incremental sales for Fuji.

Gross Profit - The Company’s gross profit was 47% for fiscal years 2002 and 2001. Gross profit in the 2002 fiscal year was favorably impacted by higher revenue, the impact of higher gross margin from acquired entities, and a shift in sales mix, offset by costs associated with purchase accounting adjustments and restructuring expenses described above.

General and Administrative Expenses - General and administrative expenses were $60,719,000 (12% of net sales) for fiscal year 2002 and $50,126,000 (12% of net sales) for fiscal year 2001. The increase in absolute dollars of expense for fiscal year 2002 was due in part to additional general and administrative expenses for one of the Company’s two acquisitions, Novametrix. The increases in expenses for both years were due primarily to increased information technology department expenses, credit and collection department expenses, and other spending consistent with the growth of the Company’s business. Partially offsetting these increases in expenses in both fiscal years were lower operating expenses due to the Company’s previous restructuring efforts. Fiscal year 2001 general and administrative expenses includes a previously disclosed addition to the allowance for doubtful accounts of $1,200,000 (less than 1% of net sales) to address an uncollectible balance due from one of the Company’s significant hospital distribution customers which ceased operations during that year.

Sales, Marketing and Commission Expenses - Sales, marketing and commission expenses were $86,189,000 (17% of net sales) for fiscal year 2002 as compared to $72,428,000 (17% of net sales) for fiscal year 2001. The increase in absolute dollars of expense was due primarily to increased sales (resulting in higher commission and sales bonus expenses) and increased sales, marketing, product support, and service activity levels across the Company’s product lines, partially offset by lower operating expenses due to the Company’s previous restructuring efforts. Fiscal year 2002 also included additional sales, marketing and commission expenses for Novametrix and Fuji since their acquisition dates.

Research and Development Expenses - Research and development expenses were $17,317,000 (3% of net sales) for fiscal year 2002, as compared to $15,281,000 (4% of net sales) for fiscal year 2001. The increase in absolute dollars was due to the Company’s continuing commitment to research, development and new product introduction. The 2002 fiscal year also included additional research and development expense for Novametrix. In the 2002 fiscal year, new products such as the REMstar Auto CPAP (Continuous Positive Airway Pressure) device, the BiPAP Pro bi-level obstructive sleep apnea therapy unit, the H2 Heated Humidifier (the latest addition to the Company’s line of heated humidifiers for CPAP and bi-level devices), and two new masks, the ComfortClassic Nasal Mask and the ComfortSelect Nasal Mask were introduced.

Restructuring and Acquisition-Related Expenses - During fiscal year 2001, the Company incurred restructuring expenses of $800,000, primarily for inventory write-offs of discontinued products related to the Company’s previously disclosed restructuring of its U.S. operations that occurred during the 2000 fiscal year. Also during fiscal year 2001, the Westminster, Colorado facility, which had been closed in the restructuring, was sold for a gain of approximately $2,000,000.

Interest and Other Expenses – Interest and other expenses were $1,568,000 for the year ended June 30, 2002 as compared to $6,516,000 for the year ended June 30, 2001. The decrease was due to reductions in the amount of outstanding borrowings and interest rates under the Company’s Revolving Credit Agreement.

Income Taxes - The Company’s effective income tax rate was 40% for fiscal years 2002 and 2001.

Net Income - As a result of the factors described above, the Company’s net income was $38,417,000 (8% of net sales) or $1.20 per diluted share for fiscal year 2002 as compared to $33,571,000 (8% of net sales) or $1.09 per diluted share for fiscal year 2001.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company had working capital of $212,787,000 at June 30, 2003 and $198,966,000 at June 30, 2002. Net cash provided by operating activities was $124,293,000 for the year ended June 30, 2003, compared to $87,484,000 for the year ended June 30, 2002 and $52,224,000 for the year ended June 30, 2001. The increase in cash provided by operating activities for all years was primarily due to an increase in net income before the impact of depreciation and amortization expense. Fiscal year 2003 cash flow was also positively impacted by increases in accrued expenses. Fiscal year 2002 cash flow was positively impacted by a decrease in inventory and other current asset levels compared to increases in these balances in prior years, as well as a positive impact of changes in accounts payable and accrued expenses compared to fiscal year 2001.

Net cash used by investing activities was $47,444,000, $44,556,000, and $27,599,000 for fiscal years 2003, 2002, and 2001, respectively. The majority of the cash used by investing activities for all periods represented capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment; in the current fiscal year, the production of equipment leased to customers; and in the 2002 fiscal year, the purchase of the Company’s corporate headquarters facility. In the current fiscal year, cash used by investing activities also includes transaction costs related to the Novametrix acquisition and the Company’s acquisition of the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. that is more fully described in Note P to the Consolidated Financial Statements. In fiscal year 2002, cash used by investing activities also included the purchase price paid for Novametrix and Fuji, net of cash acquired. In addition, cash used by investing activities in all three fiscal years included additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in all periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash used by financing activities consists primarily of repayments under the Company’s various long-term obligations, partially offset by proceeds from the issuance of common stock under the Company’s stock option plans. Net cash used by financing activities was $43,284,000, $7,914,000, and $16,899,000 for fiscal years 2003, 2002, and 2001, respectively. Debt pay-downs, net of borrowings, were $53,527,000, $16,667,000, and $25,448,000 for fiscal years 2003, 2002, and 2001, respectively.

As previously disclosed, on August 1, 2002 one of the Company’s significant homecare distribution customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt. On July 1, 2003, the U.S. Bankruptcy Court approved the customer’s reorganization plan. The confirmed plan allows the customer to continue its business operations uninterrupted, and all creditors and vendors are to be paid 100% of all amounts they are owed, either immediately or over time with interest. The Company received the first installment payment on its pre-petition balance in July 2003 as scheduled based on the reorganization plan.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $138,498,000 at June 30, 2003), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. See Notes G and I to the Consolidated Financial Statements for additional information about these obligations and commitments. The composition and nature of these obligations and commitments have not changed materially since June 30, 2002, other than the new Revolving Credit Agreement described below.

On August 19, 2002, the Company entered into a new Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2005 with terms and financial covenants similar to those contained in the Company’s prior credit facility. The new Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). As of June 30, 2003, the Company had $10,000,000 of outstanding borrowings under the revolving credit facility at an interest rate of 2.09%. This amount was paid in its entirety on August 21, 2003.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of June 30, 2003:

Contractual Obligations and Commercial Commitments

Contractual Obligations	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long-Term Debt	$13,988,000	$10,545,000	$2,282,000	$998,000	$163,000
Capital Lease Obligations	20,833,000	7,779,000	9,344,000	3,710,000	—
Operating Leases	31,356,000	7,263,000	10,150,000	6,880,000	7,063,000

Amounts payable to selling shareholder of Fuji that are included in Other Non-Current Liabilities as of June 30, 2003	7,491,000	1,415,000	2,727,000	3,349,000	—

Total Contractual Obligations	$73,668,000	$27,002,000	$24,503,000	$14,937,000	$7,226,000

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letters of Credit	$1,912,000	$1,502,000	$410,000	$—	$—

In addition to the amounts payable to the selling shareholder of Fuji that are included in other non-current liabilities as of June 30, 2003 as set forth in the contractual obligations and commercial commitments table above, the Company is obligated to make future payments under earn-out provisions pertaining to the acquisitions of Fuji and BiliChek, for which the amount of the obligations will not be known until the occurrence of future events. See Note P to the Consolidated Financial Statements for additional information about these obligations.

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $12,147,000 at June 30, 2003 as compared to $18,428,000 at June 30, 2002. Approximately 8% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2003, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at June 30, 2003 and June 30, 2002, the Company has included $1,049,000 and $11,826,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000. The Company is required to place this amount in escrow, which will be drawn to fund delinquent receivables that the Company is required to repurchase, up to the cap amount. Any amounts remaining in escrow when the collateralized leases are fully paid will be returned to the Company, including interest.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

Interest Rates - The Company’s primary interest rate risk relates to its long-term debt obligations. At June 30, 2003, the Company had total long-term obligations, including the current portion of those obligations, of $34,821,000. Of that amount, $24,621,000 was in fixed rate obligations and $10,200,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company’s variable rate obligations (i.e., an increase from the June 30, 2003 weighted-average interest rate of 2.08% to a weighted- average interest rate of 2.29%), annual interest expense would be approximately $21,000 higher based on the June 30, 2003 outstanding balance of variable-rate obligations. The Company repaid substantially all of its variable rate obligations in August 2003. The Company has no interest rate hedging agreements.

Foreign Exchange Rates - A substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. dollars. The Company also does business in various foreign currencies, primarily the Euro, the Japanese yen, the Hong Kong dollar and the Chinese yuan. For the year ended June 30, 2003, sales at subsidiaries with functional currencies other than the U.S. dollar totaled $111,359,000, or approximately 18% of total sales. For the year ended June 30, 2003, pre-tax income at subsidiaries with functional currencies other than the U.S. dollar totaled $22,238,000, or approximately 30% of total pre-tax income (or 24% of pre-tax income, excluding the restructuring and acquisition-related expenses disclosed in Notes O and P of the Consolidated Financial Statements). An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $10,124,000 and a decrease in pre-tax income of $2,022,000 for the year ended June 30, 2003. The Company’s subsidiaries that operate in Germany, France, Japan, Hong Kong and China have certain sales, expenses, and accounts receivable and payable denominated in U.S. dollars in addition to sales, expenses, and accounts receivable and payable in their local currencies that further mitigate the impact of foreign exchange rate changes. Foreign currency losses included in the determination of the Company’s net income were $443,000 for the year ended June 30, 2003. As of June 30, 2003, the Company had not hedged foreign currency risks. Effective July 1, 2003, the Company acquired foreign currency option contracts to hedge a portion of its Japanese yen foreign currency risks for the 2004 fiscal year.

Inflation - Inflation has not had a significant effect on the Company’s business during the periods discussed.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN No. 46 on its financial position and results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the provisions of FASB No. 149, and will assess the prospective impact on its financial position and results of operations for derivative contracts entered into after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement affects the issuer’s accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes the impact of FASB No. 150 on its financial position and results of operations will not be material.

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

Revenue Recognition - The Company’s revenues are recognized when title to product passes to the customer, which generally occurs upon shipment to a customer location and, in the case of rental revenue and long-term service contracts, is recognized ratably over the period the product is rented or service is performed. The Company’s revenue transactions are sometimes made pursuant to standard terms and conditions included in distributor agreements and customer contracts. These contracts generally include price lists that apply to specified products shipped to customers during the terms of their agreement. These contracts also generally include rights of return provisions that only permit customers to return sold product in the case of defective product or order entry, shipping, or similar error made by the Company. Product returns are generally insignificant in relation to net sales. Certain customers’ and group purchasing organizations’ contracts provide customers with price rebates based on their level of purchases from the Company. Rebates are accrued by the Company as a reduction in net sales as they are earned by customers. Price discounts that may be awarded to customers for payment of invoices within specified periods are recorded as reductions to net sales at the time of payment and are generally insignificant in relation to net sales. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Substantially all of the Company’s receivables are due from healthcare product providers, distributors, and hospitals. The Company’s customers are located throughout the United States and around the world. A significant portion of products sold to providers, distributors, and hospitals, both foreign and domestic, is ultimately funded through government reimbursement programs or through private insurance programs. As a consequence, changes in these programs can have an adverse impact on distributor and hospital liquidity and profitability. In addition, because a concentration of market share exists in the homecare product industry in the United States among national and large regional providers, the Company experiences a comparable concentration of credit risk with these customers. The estimated allowance for uncollectible amounts is based primarily on the Company’s evaluation of the payment pattern and financial condition of its customers. In addition, the Company is contingently liable, within certain limits, in the event of a customer default on unpaid installment receivables initiated by or transferred to several independent leasing companies in connection with customer leasing programs. The Company monitors the collection status of these installment receivables and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future usage and sales. If it is determined that inventory on hand is in excess of estimated future usage and sales because of product obsolescence, changes in customer demand, or other reasons, additional inventory reserves may need to be provided. The establishment of these additional reserves may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

Intangible Assets - Intangible and product technology related assets are amortized to expense over their useful lives. These useful lives are based on the Company’s estimates of the period that the assets will generate positive cash flows. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such carrying amounts are determined to be unrecoverable because of changes in technology, extended delays in obtaining regulatory approval, competition, or other reasons, the carrying amounts would be written down to their fair market values. These adjustments may have an adverse impact on earnings, depending on the significance of the carrying amounts and the extent of the required adjustments.

Contingencies - As a normal part of its business operations, the Company incurs liabilities that may be difficult to quantify precisely, such as future warranty obligations, potential liabilities relating to legal or regulatory matters, and tax exposures. The Company follows the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” which dictate when a charge to income should be taken to accrue for a loss contingency. These requirements necessitate the application of judgment regarding the likelihood and amount of the liability.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report, including those contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” along with statements in reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States including potential future effects of the change in sovereignty of Hong Kong, customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company’s marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation, anticipated levels of earnings and revenues, and third party reimbursement.

Item 8.	Consolidated Financial Statements

Report of Independent Auditors

Board of Directors and Shareholders

Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

July 22, 2003

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

At June 30	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,900,114	$62,334,684
Trade accounts receivable	128,126,999	121,281,073
Inventories	83,986,140	86,632,027
Prepaid expenses and other current assets	7,890,194	23,875,193
Deferred income tax benefits	24,111,838	19,189,948

TOTAL CURRENT ASSETS	340,015,285	313,312,925

PROPERTY, PLANT AND EQUIPMENT
Land	2,868,310	2,867,555
Buildings	16,888,036	16,049,671
Production and office equipment	218,839,491	188,806,072
Leasehold improvements	7,630,418	6,413,872

	246,226,255	214,137,170
Less allowances for depreciation and amortization	147,546,282	114,202,311

	98,679,973	99,934,859

OTHER ASSETS	34,591,712	33,802,545

GOODWILL	108,909,352	103,860,749

TOTAL ASSETS	$582,196,322	$550,911,078

	June 30 2003	June 30 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$40,531,413	$39,081,748
Accrued expenses and other current liabilities	68,389,269	46,419,566
Current portion of long-term obligations	18,307,876	28,845,785

TOTAL CURRENT LIABILITIES	127,228,558	114,347,099

LONG-TERM OBLIGATIONS	16,513,243	59,502,381

OTHER NON-CURRENT LIABILITIES	11,585,202	9,341,531

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 37,505,700 shares at June 30, 2003 and 36,885,795 shares at June 30, 2002; outstanding 33,957,221 shares at June 30, 2003 and 33,293,070 shares at June 30, 2002	375,057	368,858
Additional capital	226,884,681	213,837,023
Accumulated other comprehensive loss	(3,557,902)	(2,718,213)
Retained earnings	245,031,878	198,450,389
Treasury stock	(41,864,395)	(42,217,990)

TOTAL SHAREHOLDERS’ EQUITY	426,869,319	367,720,067

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$582,196,322	$550,911,078

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2003	2002	2001
Net sales	$629,817,447	$494,918,654	$422,437,862
Cost of goods sold	310,385,469	260,795,012	224,087,110

	319,431,978	234,123,642	198,350,752

General and administrative expenses	85,766,678	60,718,793	50,125,593
Sales, marketing and commission expenses	116,299,669	86,188,885	72,428,211
Research and development expenses	24,047,538	17,317,462	15,281,233
Restructuring and acquisition-related expenses (credit)	17,788,719	4,294,120	(1,908,581)
Interest and other expenses	639,520	1,568,165	6,516,252

	244,542,124	170,087,425	142,442,708

INCOME BEFORE INCOME TAXES	74,889,854	64,036,217	55,908,044
Income taxes	28,308,365	25,619,349	22,336,760

NET INCOME	$46,581,489	$38,416,868	$33,571,284

Basic earnings per share	$1.39	$1.24	$1.12

Basic shares outstanding	33,585,173	31,079,282	29,962,366

Diluted earnings per share	$1.36	$1.20	$1.09

Diluted shares outstanding	34,344,003	32,008,359	30,886,043

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

	Common Stock		Additional Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCE AT JUNE 30, 2000	33,182,565	$331,826	$110,795,650	$(3,131,703)	$126,462,237	3,733,498	$(43,352,117)	$191,105,893
Shares sold pursuant to stock option and purchase plans	831,220	8,312	7,777,144	—	—	(94,329)	763,750	8,549,206
Income tax benefit from exercise of stock options	—	—	3,147,495	—	—	—	—	3,147,495
Comprehensive income (loss):
Net income for the year ended June 30, 2001	—	—	—	—	33,571,284	—	—	33,571,284
Foreign currency translation adjustments	—	—	—	(1,105,730)	—	—	—	(1,105,730)

Total comprehensive income (loss)	—	—	—	(1,105,730)	33,571,284	—	—	32,465,554

BALANCE AT JUNE 30, 2001	34,013,785	340,138	121,720,289	(4,237,433)	160,033,521	3,639,169	(42,588,367)	235,268,148
Shares sold pursuant to stock option and purchase plans	472,617	4,726	8,377,899	—	—	—	—	8,382,625
Net acquisition and use of treasury stock	—	—	—	—	—	(46,444)	370,377	370,377
Income tax benefit from exercise of stock options	—	—	2,766,453	—	—	—	—	2,766,453
Stock issued for business acquired	2,399,393	23,994	80,972,382	—	—	—	—	80,996,376
Comprehensive income:
Net income for the year ended June 30, 2002	—	—	—	—	38,416,868	—	—	38,416,868
Foreign currency translation adjustments	—	—	—	1,519,220	—	—	—	1,519,220

Total comprehensive income	—	—	—	1,519,220	38,416,868	—	—	39,936,088

BALANCE AT JUNE 30, 2002	36,885,795	368,858	213,837,023	(2,718,213)	198,450,389	3,592,725	(42,217,990)	367,720,067
Shares sold pursuant to stock option and purchase plans	619,905	6,199	9,883,283	—	—	(44,246)	353,595	10,243,077
Income tax benefit from exercise of stock options	—	—	3,164,375	—	—	—	—	3,164,375
Comprehensive income:
Net income for the year ended June 30, 2003	—	—	—	—	46,581,489	—	—	46,581,489
Foreign currency translation adjustments	—	—	—	(839,689)	—	—	—	(839,689)

Total comprehensive income (loss)	—	—	—	(839,689)	46,581,489	—	—	45,741,800

BALANCE AT JUNE 30, 2003	37,505,700	$375,057	$226,884,681	$(3,557,902)	$245,031,878	3,548,479	$(41,864,395)	$426,869,319

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2003	2002	2001
OPERATING ACTIVITIES
Net income	$46,581,489	$38,416,868	$33,571,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,268,196	28,578,753	23,166,376
Amortization	7,684,000	5,653,328	5,171,364
Income tax benefit from exercise of stock options	3,164,375	2,766,453	3,147,495
Provision for asset write-offs	—	2,005,722	—
Gain on sale of property, plant and equipment	—	—	(2,302,000)
Provision for bad debts	4,626,000	3,275,000	2,000,000
Provision (benefit) for deferred income taxes	(1,216,000)	3,251,495	2,949,095
Changes in operating assets and liabilities:
Accounts receivable	(11,471,926)	(7,905,452)	(3,344,649)
Inventories and other current assets	3,271,232	9,052,239	(5,742,168)
Accounts payable and other current liabilities	31,662,346	5,728,845	(4,448,085)
Other assets and liabilities	723,744	(3,339,608)	(1,944,496)

NET CASH PROVIDED BY OPERATING ACTIVITIES	124,293,456	87,483,643	52,224,216

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(42,075,069)	(39,829,553)	(28,236,464)
Proceeds from sale of property, plant and equipment	3,835,000	—	1,425,000
Acquisition of intangible assets	(2,120,380)	—	—
Acquisition of business, net of cash acquired	(7,083,607)	(4,726,200)	(787,580)

NET CASH USED BY INVESTING ACTIVITIES	(47,444,056)	(44,555,753)	(27,599,044)

FINANCING ACTIVITIES
Proceeds from long-term obligations	—	4,531,085	—
Payment on long-term obligations	(53,527,047)	(21,198,203)	(25,447,952)
Issuance of common stock	10,243,077	8,753,002	8,549,206

NET CASH USED BY FINANCING ACTIVITIES	(43,283,970)	(7,914,116)	(16,898,746)

INCREASE IN CASH AND CASH EQUIVALENTS	33,565,430	35,013,774	7,726,426

Cash and cash equivalents at beginning of period	62,334,684	27,320,910	19,594,484

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,900,114	$62,334,684	$27,320,910

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The consolidated financial statements include the accounts of Respironics, Inc. (the “Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of 30 days or less when purchased to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

Inventories:

Inventories are valued at the lower of cost (determined on a first-in, first-out moving average basis) or market.

Property, Plant and Equipment:

Property, plant and equipment is recorded on the basis of cost. Costs incurred to purchase or develop software for internal use, including upgrades and enhancements, are capitalized during the software application development stage in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective assets, which are 30 years for buildings and range from two to five years for production and office equipment. Leasehold improvements are depreciated over their lease terms, or useful lives if shorter. Amortization of assets under capital leases is included in depreciation expense. Maintenance and repairs are charged to expense as incurred.

Capitalized Software Production Costs:

Software development costs have been capitalized when technological feasibility was established and are being amortized to the cost of goods sold over the estimated economic lives (generally three to seven years) of the products that include such software. Total net capitalized software production costs were $8,810,000 and $6,736,000 at June 30, 2003 and 2002, respectively. During the fiscal years ended June 30, 2003, 2002, and 2001, the Company recorded $1,785,000, $428,000, and $403,000, respectively, of amortization expense related to capitalized software production costs.

Goodwill and Intangible Assets:

Goodwill is the cost in excess of the fair value of net assets of businesses acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the provisions of FASB No. 141 to account for business combinations consummated after July 1, 2001, including the acquisitions of Novametrix Medical Systems Inc. (“Novametrix”), Fuji RC Kabushiki Kaisha (“Fuji”), and BiliChek discussed in Note P to these Consolidated Financial Statements.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company performed the required transitional impairment test with the adoption of FASB No. 142 and has determined that no impairment exists as of July 1, 2002. The Company has also performed its first annual impairment test as of December 31, 2002 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB No. 142.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FASB No. 144 superseded FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” however it retained the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. The Company evaluates the carrying value of long-lived assets, including intangible assets, to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated long-lived assets could be impaired, the Company would use an estimate of the related undiscounted future cash flows over the remaining life of the long-lived asset in measuring whether the asset is recoverable. If such an analysis indicated that impairment had occurred, the Company would adjust the book value of the long-lived asset to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Comprehensive Income:

Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on the undistributed earnings of foreign subsidiaries.

Foreign Currency Translation:

Foreign currency assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the statement date or historical rates depending upon the nature of the account. Income and expense amounts are translated at the average of the monthly exchange rates. Adjustments resulting from these translations are credited or charged directly to accumulated comprehensive income (loss). Gains and losses resulting from foreign currency transactions, denominated in other than the functional currency of the entity, are credited or charged directly to income.

Stock Options:

Stock options are granted to certain employees and certain members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders’ equity at the date the options are exercised. There are no charges or credits to income with respect to these options. The Company follows the requirements of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, in accounting for stock-based compensation.

Earnings per Share:

Basic earnings per share are based on the weighted-average number of shares actually outstanding. Diluted earnings per share are based on the weighted-average number of shares actually outstanding and dilutive potential shares, such as dilutive stock options and warrants which are determined using the treasury stock method.

Revenue Recognition:

Revenue is recognized from sales when title to product passes to the customer, which generally occurs upon shipment to a customer location. Rental and service revenues are recognized ratably over the period the product is rented or service is performed.

Shipping and Handling Costs:

Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

Advertising Costs:

Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended June 30, 2003, 2002, and 2001 were $1,516,000, $965,000, and $805,000, respectively.

Income Taxes:

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Presentation of Comparative Financial Statements:

Certain amounts in the June 30, 2002 and 2001 financial statements were reclassified to conform with the presentation in the current period.

NOTE B – CASH EQUIVALENTS

Cash equivalents consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States, Hong Kong, Japan, Germany, and France.

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $12,168,000 as of June 30, 2003 and $20,046,000 as of June 30, 2002. Previously reserved accounts receivable in the amount of $12,504,000 were written off during the year ended June 30, 2003.

NOTE D — INVENTORIES

Inventories consisted of the following:

	June 30
	2003	2002
Raw materials	$18,091,000	$24,015,000
Work-in-process	8,727,000	6,555,000
Finished goods	57,168,000	56,062,000

	$83,986,000	$86,632,000

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended June 30, 2003 were as follows:

Balance at June 30, 2002	$103,861,000
Goodwill on businesses acquired	4,798,000
Additional purchase price to former owner of business acquired (final installment)	250,000

Balance at June 30, 2003	$108,909,000

Net income and earnings per share excluding goodwill amortization expense are as follows:

	Year Ended
	June 30, 2003	June 30, 2002	June 30, 2001
Net income as reported	$46,581,000	$38,417,000	$33,571,000
Goodwill amortization expense (net of tax)	—	3,302,000	3,302,000

Net income excluding goodwill amortization expense	$46,581,000	$41,719,000	$36,873,000

Basic earnings per share:
Net income as reported	$1.39	$1.24	$1.12
Goodwill amortization expense (net of tax)	—	0.11	$0.11

Basic earnings per share excluding goodwill amortization expense	$1.39	$1.35	$1.23

Diluted earnings per share:
Net income as reported	$1.36	$1.20	$1.09
Goodwill amortization expense (net of tax)	—	0.10	$0.11

Diluted earnings per share excluding goodwill amortization expense	$1.36	$1.30	$1.20

The Company’s intangible assets are comprised of product-related intellectual property acquired from third parties, the appraised fair market values of product-related intellectual property and employee contracts obtained through business acquisitions (including the acquisitions disclosed in Note P), and patent registration costs. Intangible assets at June 30 are summarized below, net of accumulated amortization:

	2003	2002
Product-related intellectual property	$26,143,000	$26,876,000
Patent registration costs	1,827,000	1,447,000
Employee contracts	304,000	309,000

Total intangible assets	$28,274,000	$28,632,000

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to sixteen years.

Intangible asset amortization expense was $5,899,000, $2,716,000, and $1,244,000 during the years ended June 30, 2003, 2002, and 2001, respectively. The estimated aggregate intangible asset amortization expenses for the next five years are as follows:

2004	$3,971,000
2005	3,830,000
2006	3,585,000
2007	3,104,000
2008	2,016,000

NOTE F – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30 consist of the following:

	2003	2002
Promotional Programs	$5,589,000	$3,981,000
Product Warranties	4,848,000	4,585,000
Restructuring and Acquisition-Related	9,997,000	3,187,000
Recourse Obligations	1,049,000	11,826,000
Deferred Service Revenues	3,097,000	1,735,000
Compensation and Related	22,229,000	13,827,000
Taxes	12,545,000	3,567,000
Other	9,035,000	3,712,000

TOTAL	$68,389,000	$46,420,000

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the year ended June 30, 2003 are as follows:

Product Warranties

Balance as of June 30, 2002	$4,585,000
Warranty accruals during the year	4,092,000
Service costs incurred during the year	(3,829,000)

Balance as of June 30, 2003	$4,848,000

Deferred Service Revenues

Balance as of June 30, 2002	$1,735,000
Revenues deferred during the year	2,121,000
Amounts recorded as revenue during the year	(759,000)

Balance as of June 30, 2003	$3,097,000

NOTE G – LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30
	2003	2002
Revolving Credit Agreement, Due in August 2005 including interest at a floating rate (2.09% at June 30, 2003)	$10,000,000	$62,900,000

Bank Debt with varying maturities (final maturity in May 2007) including interest rates ranging from 0.8% to 2.2%	2,582,000	8,676,000

Capital Lease Obligations, payable in monthly installments with varying completion dates through April 2008 including interest rates ranging from 2.1% to 3.5%	20,833,000	14,625,000

Other	1,406,000	2,147,000

	34,821,000	88,348,000
Less current portion	18,308,000	28,846,000

	$16,513,000	$59,502,000

On August 19, 2002, the Company entered into a new Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2005, replacing a $125,000,000 Commercial Bank Credit Agreement that had similar terms. The new Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage (as these terms are defined in the Revolving Credit Agreement). The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.20%, on the unused portion of the facility. In August 2003, the Company paid the remaining $10,000,000 of borrowings that were outstanding under the Revolving Credit Agreement. This amount is classified with the current portion of long-term obligations in the Consolidated Balance Sheet as of June 30, 2003.

The Capital Lease Obligations are primarily for equipment rented to outside customers by the Company’s Fuji subsidiary. Other long-term obligations in the above table include an Economic Development Revenue Bond, Industrial Development Authority Loans, and a Redevelopment Authority Loan that are secured by mortgages on the Company’s manufacturing facility in Murrysville, Pennsylvania. Proceeds from the bonds and the loans were used to finance the construction and expansion of some of the Company’s facilities.

Scheduled maturities of long-term obligations for the next five years are as follows:

Maturities of Long-Term Debt
2004	$18,308,000
2005	5,853,000
2006	5,773,000
2007	3,771,000
2008	937,000
Thereafter	179,000

TOTAL	$34,821,000

Interest paid was $2,607,000, $2,983,000, and $7,870,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

NOTE H — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those investments.

LONG-TERM OBLIGATIONS

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at June 30, 2003 and 2002.

NOTE I — OPERATING LEASES

The Company leases its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe. Certain of these leases contain renewal options and rent escalation clauses.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2003 are as follows:

Year Ending June 30	Amount
2004	$7,263,000
2005	5,842,000
2006	4,308,000
2007	3,657,000
2008	3,223,000
Thereafter	7,063,000

TOTAL	$31,356,000

Total rent expense for the years ended June 30, 2003, 2002, and 2001, was $8,320,000, $5,255,000, and $4,605,000, respectively.

NOTE J — CONTINGENCIES

Litigation:

As previously disclosed, ResMed Corp., ResMed, Inc., and ResMed Ltd. (collectively, “ResMed”) filed an action in Federal District Court against the Company on October 11, 2002 alleging that its manufacture and sale of certain nasal masks infringe seven U.S. patents (the “ResMed Patents”). The complaint also alleged a number of related causes of action. In its complaint, ResMed sought injunctive relief, actual and punitive damages, and an award of three times actual damages because of the Company’s alleged willful infringement of the ResMed Patents. In its answer to ResMed’s complaint, the Company denied, in all material respects, the allegations of the complaint.

On October 15, 2002, the Company filed its own Federal District Court action against ResMed Ltd. seeking a declaratory judgment that the seven ResMed Patents are invalid and/or unenforceable, and that the Company does not infringe the same. The declaratory judgment action also sought attorneys’ fees as well as relief as to the remaining allegations in the ResMed complaint.

The Company was also party to actions filed in a Federal District Court in January 1995 and June 1996 in which ResMed alleged that the Company’s manufacture and sale in the United States of certain products infringes four of ResMed’s patents. In its response to these actions, the Company denied the allegations and had separately sought judgment that the claims under the patents are invalid or unenforceable and that the Company does not infringe upon the patents. The January 1995 and June 1996 actions were consolidated. The Court granted the Company’s various motions for summary judgment and held that the Company does not infringe any of ResMed’s four patents at issue.

Subsequent to June 30, 2003, the Company and ResMed reached a settlement on all of the aforementioned litigation. The settlement is not material to the Company’s results of operations, financial condition or cash flows.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described by filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $12,147,000 at June 30, 2003 as compared to $18,428,000 at June 30, 2002. Approximately 8% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2003, of which a portion was made with recourse.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at June 30, 2003 and June 30, 2002, the Company has included $1,049,000 and $11,826,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000. The Company is required to place this amount in escrow, which will be drawn to fund delinquent receivables that the Company is required to repurchase, up to the cap amount. Any amounts remaining in escrow when the collateralized leases are fully paid will be returned to the Company, including interest.

NOTE K — INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Year Ended June 30
	2003	2002	2001
United States	$53,223,000	$55,870,000	$56,058,000
Foreign	21,667,000	8,166,000	(150,000)

TOTAL	$74,890,000	$64,036,000	$55,908,000

Income taxes (benefit) consisted of:

	Year Ended June 30
	2003	2002	2001
Current:
Federal	$19,683,000	$16,874,000	$17,157,000
Foreign	6,163,000	1,617,000	(596,000)
State	3,678,000	3,876,000	2,826,000
Tax benefit from exercise of stock options	(3,164,000)	(2,766,000)	(3,147,000)

	26,360,000	19,601,000	16,240,000

Deferred:
Federal	(851,000)	2,922,000	2,581,000
State	(365,000)	330,000	369,000

	(1,216,000)	3,252,000	2,950,000

Credit to additional paid-in capital for tax benefit from stock option exercises	3,164,000	2,766,000	3,147,000

TOTAL INCOME TAXES	$28,308,000	$25,619,000	$22,337,000

The difference between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is explained below:

	Year Ended June 30
	2003	2002	2001
Statutory federal income tax rate	35%	35%	35%
Increases (decreases):
State taxes, net of federal benefit	3	4	4
Foreign taxes	(2)	(2)	0
Tax credits	(2)	(1)	(1)
Non-deductible expenses	3	3	1
Other items, net	1	1	1

EFFECTIVE INCOME TAX RATE	38%	40%	40%

Deferred income tax assets consist of the following:

	June 30
	2003	2002
Allowance for bad debts	$4,907,000	$6,887,000
Depreciation and amortization	(386,000)	(873,000)
Inventory reserves	2,612,000	2,299,000
Inter-company profit in inventories	3,398,000	552,000
Product warranty reserves	2,629,000	1,935,000
Restructuring reserves	4,654,000	1,097,000
Net operating loss carry-forward, limited by Section 382	713,000	1,678,000
Business credits carry-forward, limited by Section 383	712,000	712,000
Foreign net operating loss carry-forward	920,000	1,720,000
Other	3,953,000	3,183,000

TOTAL	$24,112,000	$19,190,000

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $28,003,000 at June 30, 2003.

Income taxes paid were $13,710,000, $19,170,000, and $19,533,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

On April 12, 2002, the Company acquired Novametrix Medical Systems Inc., which had a federal and state net operating loss for the period ending April 12, 2002 of approximately $5,800,000. As of June 30, 2003, $1,700,000 remains of this net operating loss, which expires on a carry-forward basis in 2022. Additionally, Novametrix had unused research tax credits of approximately $475,000 which expire in varying amounts through 2013, and alternative minimum tax credits of $237,000 which do not have expiration dates. As a result of the ownership change, the utilization of the net operating loss and the credit carry-forwards is limited each year by Internal Revenue Code Sections 382 and 383, respectively. The Company expects to fully utilize the net operating loss and credit carry-forwards prior to their expiration.

The change in deferred income tax assets between June 30, 2002 and June 30, 2003 includes $3,706,000 resulting from acquisitions.

NOTE L — STOCK OPTION AND PURCHASE PLANS

The Company has in place the 1992 Stock Incentive Plan (the “1992 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”), which provide options to eligible employees, and in the case of the 2000 Plan, to eligible consultants and non-employee directors (as described below in the case of non-employee directors), to purchase common stock for a period up to ten years at option prices not less than fair market value at the time of the grant. Under the 1992 Plan, options become exercisable no sooner than six months from the date of the grant at rates that vary depending on the plan and are subject to possible acceleration in certain circumstances. Under the 2000 Plan, options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the 2000 Plan. Under the 1992 and 2000 Plans, options may include cash payment rights, and restricted shares of the Company’s common stock may also be awarded. The 1992 Plan had a total of 3,000,000 shares approved for issuance, including 1,000,000 shares that were approved by the Company’s shareholders when the 1992 Plan was adopted and an additional 2,000,000 shares that were approved by the Company’s shareholders in November 1998. The 1992 Plan expired on September 28, 2002, and no new options will be granted under the 1992 Plan in the future. The 2000 Plan has a total of 1,400,000 shares approved for issuance.

The Company also has in place the 1991 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), from which all 300,000 options approved for issuance were exhausted in 2001. The 2000 Plan replaced the Directors’ Plan for current grants. Options previously granted under the Directors’ Plan, and currently granted under the 2000 Plan, are granted to members of the Company’s Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase 5,100 shares (increased to 6,500 shares by an amendment to the 2000 Plan on May 23, 2003) on the third business day following the Company’s annual meeting of shareholders. These grants will continue until options for all the shares available under the 2000 Plan have been granted. Such options are granted at fair market value on the date of grant. For options granted to non-employee directors, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the Directors’ Plan and the 2000 Plan expire ten years after the date of grant.

Each of the Company’s equity compensation plans was approved by security holders.

Healthdyne had in place, prior to its merger with the Company, four stock option plans: the 1993 Stock Option Plan; the 1993 Non-Employee Director Stock Option Plan; the 1995 Stock Option Plan II; and the 1996 Stock Option Plan. At the date of the merger, the outstanding Healthdyne options were converted into a total of 1,360,061 options to purchase Respironics common stock. Under the terms of the Healthdyne plans, all such options became immediately exercisable at the date of the merger and the plans terminated as to new grants. All future stock option grants will be made from Respironics stock option plans.

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

The following table summarizes stock option activity:

	Option Shares
	Year Ended June 30
	2003	2002	2001
Outstanding at beginning of period	2,764,000	2,174,000	2,584,000
Granted	711,000	1,181,000	604,000
Exercised	(654,000)	(486,000)	(834,000)
Canceled	(121,000)	(105,000)	(180,000)

Outstanding at end of period	2,700,000	2,764,000	2,174,000

Weighted-average exercise price	$24.02	$19.69	$13.64

Exercisable at end of period	1,231,000	1,105,000	648,000

Shares available for future grant	830,000	1,649,000	2,309,000

Price range of granted options	$29.32-$36.26	$10.33-$33.75	$16.13-$29.93

The range of grant and exercise prices above for the 2002 fiscal year includes the post-conversion option prices for options granted by Novametrix prior to its merger with the Company.

The following table summarizes information about stock options outstanding at June 30, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life
$5 - $10	555,000	6.14 years
$11 - $15	109,000	4.85 years
$16 - $20	462,000	6.57 years
$21 - $25	130,000	4.98 years
$26 - $30	98,000	6.45 years
$31 - $37	1,346,000	8.67 years

The per share weighted-average fair value of stock options granted during 2003, 2002, and 2001, was $14.25, $17.35, and $10.39, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected volatility	45.2%	53.0%	57.1%
Expected dividend yield	none	none	none
Risk-free interest rate	2.3%	4.1%	5.0%
Expected life of stock options	5	5	5

The Company applies APB Opinion No. 25, as amended, in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and related per share amounts would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30
	2003	2002	2001
Net income, as reported	$46,581,000	$38,417,000	$33,571,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,301,000)	(5,106,000)	(3,369,000)

Pro forma net income	$41,280,000	$33,311,000	$30,202,000

Earnings per share:
Basic–as reported	$1.39	$1.24	$1.12

Basic–pro forma	$1.23	$1.07	$1.01

Diluted–as reported	$1.36	$1.20	$1.09

Diluted–pro forma	$1.21	$1.04	$0.98

Novametrix also had in place, prior to its merger with the Company, warrants outstanding to purchase shares of its common stock. At the date of the merger, the outstanding Novametrix warrants were converted into a total of 71,956 warrants to purchase Respironics common stock with exercise prices ranging from $10.33 per share to $29.52 per share. The warrants expire at various dates through March 2005. As of June 30, 2003, 69,415 warrants remain outstanding, and are all currently exercisable.

In March 1997, the Company adopted the 1997 Employee Stock Purchase Plan (the “1997 Plan”) under which employees could purchase common stock of the Company through payroll deductions during each Plan year beginning in 1997 through 2001. The 1997 Plan terminated as to future grants after 2001. In August 2001, the Company adopted the 2002 Employee Stock Purchase Plan (the “2002 Plan”) under which employees can purchase common stock of the Company through payroll deductions during each Plan year beginning in 2002 through 2006. The purchase price under each Plan is the lesser of 85% of the market value of the Company’s common stock on either the first or last day of the Plan year. The maximum amount employees can purchase currently under the 2002 Plan, and historically could purchase under the 1997 Plan, is equal to 20% of their annual compensation. There are no charges or credits to income in connection with the Plans. Shares are purchased at the end of each Plan year with the funds set aside through payroll deductions.

In June 1996, the Company adopted a shareholders’ rights plan under which existing and future shareholders received a right for each share outstanding entitling such shareholders to purchase shares of the Company’s common stock at a specified exercise price. The right to purchase such shares is not currently exercisable, but would become exercisable in the future if certain events occurred relating to a person or group (the “acquirer”) acquiring or attempting to acquire 20% or more of the Company’s outstanding shares of common stock. In the event the rights become exercisable, each right would entitle the holder (other than the acquirer) to purchase shares of the Company’s common stock having a value equal to two times the specified exercise price.

NOTE M — INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company conducts its operations in one reportable industry segment: the design, development, manufacture and sale of medical devices used primarily for the treatment of patients suffering from respiratory disorders. Sales by product within this segment are as follows:

	Year Ended June 30
	2003	2002	2001
NET SALES
Domestic Homecare products	$388,516,000	$339,339,000	$292,164,000
Domestic Hospital products	79,427,000	57,468,000	44,176,000
International products	161,874,000	98,112,000	86,098,000

NET SALES	$629,817,000	$494,919,000	$422,438,000

The Company is a Delaware corporation, with its corporate offices located in Murrysville, Pennsylvania. Its principal manufacturing operations are currently located in Pennsylvania, California, Georgia, Connecticut, and China. Other major distribution and sales sites are located throughout the United States, Germany, France, Hong Kong, and Japan.

Financial information about the Company by geographic area is presented below.

	Year Ended June 30
	2003	2002	2001
NET SALES
Domestic	$467,943,000	$396,807,000	$336,340,000

International:
Europe, Africa, and Middle East	74,441,000	61,193,000	57,902,000
Latin America	9,272,000	8,005,000	4,681,000
Far East/Asia Pacific	78,161,000	28,914,000	23,515,000

NET SALES	$629,817,000	$494,919,000	$422,438,000

	June 30
	2003	2002
LONG-LIVED ASSETS
United States	$111,906,000	$111,997,000

International:
Europe	710,000	506,000
Far East/Asia Pacific	21,005,000	21,234,000

TOTAL LONG-LIVED ASSETS	$133,621,000	$133,737,000

The Company develops, manufactures and markets medical devices primarily for the treatment of patients suffering from respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to providers and distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. The Company generally does not require collateral for the extension of credit. During the fiscal years ended June 30, 2003 and 2002, one customer accounted for 10% of net sales. During the fiscal year ended June 30, 2001, that same customer accounted for 11% of net sales.

NOTE N — RETIREMENT PLANS

The Company has a Retirement Savings Plan (“the Plan”) that is available to all U.S. employees. Prior to July 1, 2002, employees could contribute up to 15% (to a defined maximum) of their compensation to the Plan. Effective July 1, 2002, this contribution rate was increased to up to 30% (to a defined maximum) of their compensation. The Company matches employee contributions (up to 3% of each employee’s compensation) at a 100% rate, and may make discretionary contributions to the Plan. Total Company contributions to the plan were $2,204,000, $1,774,000, and $1,307,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

NOTE O — RESTRUCTURING

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation enabled the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 130 employees were involuntarily terminated and 10 relocated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing, and marketing. In conjunction with these actions, the Company incurred $9,531,000 of restructuring expenses during the year ended June 30, 2003, related primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits that became payable during the year, idle facility rent obligations that became accruable on the date of the Company’s commitment to the restructuring plan, and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. The product relocation began during the quarter ended December 31, 2002, and substantially all of the restructuring actions were completed by June 30, 2003. Substantially all of the restructuring obligations will be paid by September 30, 2003, except for the idle facility costs that will be paid over the remaining term of the lease. Following is a summary of the restructuring expenses recorded during the year ended June 30, 2003, the payments and asset write-offs made against the accrued amounts, and the remaining balances as of June 30, 2003:

	Accrued Employee Costs	Accrued Facility Costs	Accrued Product and Other Asset Costs	Other Direct Costs	Total
Restructuring expenses	$4,371,000	$2,568,000	$1,588,000	$1,004,000	$9,531,000
Cash payments	(1,996,000)	(168,000)	—	(1,004,000)	(3,168,000)
Non-cash asset write-downs	—	—	(157,000)	—	(157,000)

Balance at June 30, 2003	$2,375,000	$2,400,000	$1,431,000	$—	$6,206,000

Of the restructuring charge, $9,176,000 is included in restructuring and acquisition-related expenses, and $355,000 is included in cost of goods sold in the Consolidated Statement of Operations for the year ended June 30, 2003.

In July 1999, the Company announced a major restructuring of its U.S. operations that included facility closings and downsizing, a management realignment, and a workforce reduction associated with those changes. As the restructuring actions were completed during fiscal year 2001, the Westminster, Colorado facility was sold as planned, and a gain of approximately $2,000,000 was recorded on the sale. Also during fiscal year 2001, final restructuring expenses of $800,000 were incurred, primarily for inventory write-offs of discontinued products.

NOTE P – ACQUISITIONS

Novametrix Medical Systems Inc. - On April 12, 2002, the Company completed its previously announced acquisition of 100% of the outstanding common stock of Novametrix Medical Systems Inc. (“Novametrix”), a leading cardio-respiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger (“Merger”) dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix. The Company made this acquisition for various reasons, including: (a) the Novametrix monitoring products complement the Company’s therapeutic products used in the hospital environment, (b) the Novametrix developmental care products complement the Company’s infant management products and programs, (c) the Novametrix cardiac output monitoring technologies have the potential to support the Company’s initiatives in the congestive heart failure area, and with the acquisition, (d) the Company’s “critical mass” of products, revenues, profits, and assets in these markets increased, and (e) the Company expects to reduce costs by integrating Novametrix’s business functions and processes. The results of operations of Novametrix are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, April 12, 2002.

Upon consummation of the Merger, 2,400,000 shares of the Company’s common stock were issued to the former stockholders of Novametrix, reflecting an exchange ratio of .2541 shares of the Company’s common stock for each share of Novametrix common stock. The exchange ratio was determined based on the weighted-average selling price of $31.48 for the Company’s common stock for the 20-day trading period from March 11 through April 8, 2002. Novametrix stockholders received the Company’s stock in an amount equal to $8.00 per Novametrix share based upon the weighted-average selling price. In addition, 509,000 shares of the Company’s common stock were reserved for issuance upon exercise of options and warrants issued in exchange for Novametrix options and warrants that were not exercised prior to the consummation of the Merger. As of the close of trading on April 12, 2002, Novametrix common stock ceased to be traded on the Nasdaq National Market.

The total value of the Company’s shares issued and reserved for issuance in the transaction was $80,996,000 based on the average fair market value of the Company’s common stock during the three-day periods both before and after the first day the number of shares issued became fixed, plus the fair market value of the Company’s common stock reserved for issuance. In addition, the Company incurred approximately $4,153,000 in transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees), bringing the total acquisition cost to approximately $85,149,000.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is final as of June 30, 2003.

Current assets, primarily consisting of accounts receivable and inventories	$24,564,000
Property, plant and equipment	2,571,000
Intangible assets	17,478,000
Other non-current assets	1,355,000
Goodwill	51,680,000

Total assets acquired	$97,648,000

Current liabilities, primarily consisting of accounts payable, accrued expenses, and current portion of debt	12,499,000

Net assets acquired	$85,149,000

The amounts assigned to major classes of intangible assets are shown below:

Product-related intellectual property, primarily patents	$17,101,000
Employee contracts	377,000

Total intangible assets	$17,478,000

The weighted-average amortization period is approximately 14 years for the product-related intangible assets, approximately one year for the employee contracts, and approximately 14 years in total.

Approximately $3,900,000 of goodwill is expected to be deductible for tax purposes.

In fiscal year 2002 after consummating the acquisition, the Company began to integrate Novametrix’s products and programs, employees, systems, and processes with its own. In connection with these integration actions, the Company incurred severance and related costs of $1,647,000 for the separation of approximately 50 employees, of which $1,336,000 represented costs of the acquisition and were included in the purchase price allocation for Novametrix, and $311,000 was recorded as restructuring and acquisition-related expenses during the fourth quarter of fiscal year 2002. Restructuring and acquisition-related expenses incurred during the fourth quarter of fiscal year 2002 also included $1,977,000 related to eliminating and centralizing certain corporate services functions, and were primarily comprised of employee transition payments and consulting fees.

In fiscal year 2003, the Company incurred additional restructuring and acquisition-related expenses of $6,205,000 (excluding the impact of the facility changes described below), primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. These costs are classified in restructuring and acquisition-related expenses in the Consolidated Statement of Operations for the year ended June 30, 2003.

On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 80 employees were involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. The relocation activities are expected to result in total restructuring and acquisition-related expenses of approximately $9,000,000 on a pre-tax basis to be incurred over the one-year period that the relocation takes place, of which $1,441,000 were incurred and recorded as restructuring and acquisition-related expenses during the fourth quarter of fiscal year 2003. These costs relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process. Additionally, approximately $1,911,000 of costs associated with employees’ involuntary termination and relocation benefits and idle facility rent obligations was accrued as of April 11, 2003, the date the Company finalized the restructuring plan. These $1,911,000 of costs represent costs of the Novametrix acquisition and were recorded as additional goodwill in the Consolidated Balance Sheet as of June 30, 2003.

Following is a summary of the restructuring and acquisition-related expenses related to the Novametrix acquisition that were recorded during the year ended June 30, 2003, the payments made against the obligations, and the remaining obligations as of June 30, 2003:

	Accrued Employee Costs	Accrued Facility Costs	Other Direct Costs	Total
Restructuring and acquisition-related expenses	$311,000	$—	$1,977,000	$2,288,000
Costs of the acquired business	1,336,000	—	—	1,336,000
Cash payments	(397,000)	—	(1,077,000)	(1,474,000)

Balance at June 30, 2002	$1,250,000	$—	$900,000	$2,150,000

Restructuring and acquisition-related expenses	2,473,000	—	5,173,000	7,646,000
Costs of the acquired business	836,000	1,075,000	—	1,911,000
Cash payments	(2,725,000)	—	(6,073,000)	(8,798,000)

Balance at June 30, 2003	$1,834,000	$1,075,000	$—	$2,909,000

Substantially all of the restructuring obligations will be paid by September 30, 2004.

In the fourth quarter of fiscal year 2002, the Company ceased work on an oxygen monitoring technology development project based in part on the results of a review of that technology by engineers from Novametrix that was conducted after the acquisition. This decision resulted in an impairment charge totaling $2,006,000 in the fourth quarter representing the write-off of intangible assets, inventory and fixed assets related to the project. This amount is included in restructuring and acquisition-related expenses in the Consolidated Statement of Operations for the year ended June 30, 2002.

The following unaudited pro forma summary presents the Company’s results of operations as if the acquisition had occurred at the beginning of the period indicated and does not purport to be indicative of what would have occurred had the acquisition been made as of that date, or of results that may occur in the future. These pro forma results of operations do not reflect the positive impact of cost reductions and other synergies that were realized as a result of the merger, nor do they include non-recurring restructuring and acquisition-related expenses incurred following the merger.

	Year ended June 30
	2002	2001
Pro Forma Sales	$531,606,000	$477,120,000
Pro Forma Net Income	37,857,000	33,049,000
Pro Forma Earnings Per Share	1.12	0.99

Novametrix had an April fiscal year-end, which differed from the Company’s June year-end. In order to develop the fiscal year 2002 pro forma information, the Company’s income statement for the year ended June 30, 2002 (which included Novametrix’s results of operations effective April 12, 2002) was combined with Novametrix’s unaudited income statement for the period July 1, 2001 through April 12, 2002. In order to develop the fiscal year 2001 pro forma information, the Company’s income statement for the year ended June 30, 2001 was combined with Novametrix’s income statement for the year ended April 29, 2001. Earnings per share data are based on the Company’s weighted-average number of common shares outstanding plus the total number of the Company’s common shares and equivalents delivered to Novametrix stockholders as part of the acquisition.

Fuji RC Kabushiki Kaisha - In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (“Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006. The net present value of the Company’s fixed-price forward contract, $5,455,000, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the Consolidated Balance Sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over the next four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of June 30, 2003, $2,036,000 is accrued in the Consolidated Balance Sheet and classified with other non-current liabilities pertaining to this obligation. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net assets acquired.

BiliChek - On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition. The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2003. In connection with the acquisition, the Company recorded $3,365,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

NOTE Q — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30
	2003	2002	2001
Numerator:
Net income	$46,581,000	$38,417,000	$33,571,000
Denominator:
Denominator for basic earnings per share - weighted-average shares	33,585,000	31,079,000	29,962,000
Effect of dilutive securities - stock options and warrants	759,000	929,000	924,000

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions	34,344,000	32,008,000	30,886,000

Basic Earnings Per Share	$1.39	$1.24	$1.12

Diluted Earnings Per Share	$1.36	$1.20	$1.09

NOTE R — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2003 and 2002:

	2003
	Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$138,642,000	$151,881,000	$161,858,000	$177,436,000
Gross Profit	68,136,000	76,330,000	82,727,000	92,239,000
Restructuring and Acquisition-Related Expenses	3,165,000	7,043,000	3,182,000	4,398,000
Net Income	8,886,000	9,213,000	13,917,000	14,566,000
Basic Earnings Per Share	0.27	0.28	0.41	0.43
Diluted Earnings Per Share	0.26	0.27	0.41	0.42

	2002
	Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$107,409,000	$117,384,000	$126,708,000	$143,418,000
Gross Profit	50,900,000	54,699,000	59,564,000	68,961,000
Restructuring and Acquisition-Related Expenses and Impairment Charge	—	—	—	4,294,000
Net Income	8,102,000	9,957,000	11,316,000	9,042,000
Basic Earnings Per Share	0.27	0.33	0.37	0.28
Diluted Earnings Per Share	0.26	0.32	0.36	0.27

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item	9A. Controls and Procedures.

Not applicable

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accounting Fees and Services) is not set forth herein because prior to October 28, 2003 the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 18, 2003, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form

10-K.

(a) (1)	Financial Statements:

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated July 22, 2003, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(a) (2)	Financial Statement Schedule:

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

RESPIRONICS, INC.

DESCRIPTION	ADDITIONS
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended June 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$20,046,000	$4,626,000	$0	$12,504,000	$12,168,000

Year ended June 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$16,457,000	$3,275,000	$3,007,000	$2,693,000	$20,046,000

Year ended June 30, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$17,975,000	$2,000,000	$0	$3,518,000	$16,457,000

(a)	– Allowance for doubtful accounts acquired from Novametrix Medical Systems Inc., which reduced the acquired accounts receivable to fair market value as of April 12, 2002.
(b)	- Write-off of uncollectible accounts.

All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(a) (3)	Exhibits

Those exhibits listed on the exhibits index beginning on page 55 of this Form 10-K are filed herewith or incorporated by reference.

(b)	Reports on Form 8-K:

Current Report on Form 8-K of Respironics, Inc. with a report date of April 15, 2003, announcing the Company’s plans to consolidate product lines and functions acquired from Novametrix.

Current Report on Form 8-K of Respironics, Inc. with a report date of April 24, 2003, announcing the Company’s financial results for the three and nine months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRONICS, INC.

By:	/s/ James W. Liken
James W. Liken, President and Chief Executive Officer

Date:    September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 29, 2003:

/s/ JAMES W. LIKEN	/s/ JAMES H. HARDIE
James W. Liken (President and Chief Executive Officer and Director) (Principal Executive Officer)	James H. Hardie (Director)

/s/ DANIEL J. BEVEVINO	/s/ DONALD H. JONES
Daniel J. Bevevino (Vice President and Chief Financial Officer) (Principal Accounting Officer)	Donald H. Jones (Director)

/s/ GERALD E. MCGINNIS	/s/ CRAIG B. REYNOLDS
Gerald E. McGinnis (Chairman of the Board of Directors)	Craig B. Reynolds (Director)

/s/ JOHN C. MILES II	/s/ JOSEPH C. LAWYER
John C. Miles II (Director)	Joseph C. Lawyer (Director)

/s/ DOUGLAS A. COTTER	/s/ J. TERRY DEWBERRY
Douglas A. Cotter (Director)	J. Terry Dewberry (Director)

/s/ SEAN MCDONALD	/s/ CANDACE L. LITTELL
Sean McDonald (Director)	Candace L. Littell (Director)

/s/ JOHN L. MICLOT
John L. Miclot (Director)

EXHIBITS INDEX

Exhibit No.	Description and Method of Filing

3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-36459.

3.4	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-89308.

3.5	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6	Bylaws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7	Amendment to Bylaws of the Company on June 3, 1998, filed as Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8	Amendment to Bylaws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

4.1	Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.2	Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.3	Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

4.4	Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit 4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

4.5	Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit 4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

4.6	Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

10.1	Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

10.2	Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

10.3	Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4	Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5	Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6	Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

10.9	1991 Non-Employee Directors’ Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.10	1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.11	Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.12	Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.13	Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.14	Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.16	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.17	Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.18	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.19	Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.20	Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.21	Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.22	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.23	Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.24	Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.25	Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.26	Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.27	Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.28	Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.29	Lease Agreement, dated December 20, 1993, between Max L. Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.30	Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.31	Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.32	Respironics, Inc. 1997 Non-Employee Directors’ Fee Plan, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.33	Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.34	Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.37	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.38	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.41	2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.42	Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.43	Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.44	Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.45	Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.46	Employment Agreement between the Company and William J. Post dated October 28, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.47	First Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 1, 2003, filed as Exhibit 10.47 to this Annual Report on Form 10-K for the year ended June 30, 2003.

10.48	Clarification of Benefits Under Agreement Regarding Supplemental Retirement Benefits between the Company and Gerald E. McGinnis dated May 23, 2003, filed as Exhibit 10.48 to this Annual Report on Form 10-K for the year ended June 30, 2003.

10.49	Respironics, Inc. Supplemental Executive Retirement Plan dated June 1, 2003, filed as Exhibit 10.49 to this Annual Report on Form 10-K for the year ended June 30, 2003.

10.50	Respironics, Inc. 2000 Stock Incentive Plan as amended on May 23, 2003, filed as Exhibit 10.50 to this Annual Report on Form 10-K for the year ended June 30, 2003.

21.1	List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP, filed as Exhibit 23.1 to this Annual Report on Form 10-K.

31.1	Section 302 Certification of James W. Liken, President and Chief Executive Officer.

31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

32	Section 906 Certifications of James W. Liken, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.