Form 10-Q
period 2003-09-30
RESPIRONICS INC
filed 2003-11-13
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 35,167,864 shares of Common Stock of the registrant outstanding, of which 3,548,260 were held in treasury.

INDEX

RESPIRONICS, INC.

Independent Accountants’ Review Report

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated July 22, 2003 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

October 21, 2003

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) September 30 2003	June 30 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$101,506,605	$95,900,114
Trade accounts receivable	129,574,662	128,126,999
Inventories	82,229,351	83,986,140
Prepaid expenses and other current assets	8,912,487	7,890,194
Deferred income tax benefits	24,777,042	24,111,838

TOTAL CURRENT ASSETS	347,000,147	340,015,285

PROPERTY, PLANT AND EQUIPMENT
Land	2,897,011	2,868,310
Buildings	17,188,321	16,888,036
Production and office equipment	226,066,968	218,839,491
Leasehold improvements	7,217,677	7,630,418

	253,369,977	246,226,255

Less allowances for depreciation and amortization	151,472,292	147,546,282

	101,897,685	98,679,973

OTHER ASSETS	34,583,201	34,591,712

GOODWILL	108,961,527	108,909,352

	$592,442,560	$582,196,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$41,822,206	$40,531,413
Accrued expenses and other current liabilities	66,472,693	68,389,269
Current portion of long-term obligations	9,849,152	18,307,876

TOTAL CURRENT LIABILITIES	118,144,051	127,228,558

LONG-TERM OBLIGATIONS	19,931,401	16,513,243

OTHER NON-CURRENT LIABILITIES	11,429,044	11,585,202

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 37,629,182 shares at September 30, 2003 and 37,505,700 shares at June 30, 2003; outstanding 34,080,901 shares at September 30, 2003 and 33,957,221 shares at June 30, 2003	376,292	375,057
Additional capital	230,403,169	226,884,681
Accumulated other comprehensive loss	(2,160,481)	(3,557,902)
Retained earnings	256,181,891	245,031,878
Treasury stock	(41,862,807)	(41,864,395)

TOTAL SHAREHOLDERS’ EQUITY	442,938,064	426,869,319

	$592,442,560	$582,196,322

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three months ended September 30
	2003	2002
Net sales	$164,058,064	$138,642,222
Cost of goods sold	80,001,585	70,506,166

	84,056,479	68,136,056

General and administrative expenses	23,671,977	17,779,005
Sales, marketing and commission expenses	33,030,787	27,216,822
Research and development expenses	6,438,456	5,484,203
Restructuring and acquisition-related expenses	3,345,464	3,165,094
Other (income) expense, net	(72,631)	200,762

	66,414,053	53,845,886

INCOME BEFORE INCOME TAXES	17,642,426	14,290,170

Income taxes	6,492,413	5,404,542

NET INCOME	$11,150,013	$8,885,628

Basic earnings per share	$0.33	$0.27

Basic shares outstanding	34,023,665	33,280,684

Diluted earnings per share	$0.32	$0.26

Diluted shares outstanding	34,906,175	34,155,595

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three Months Ended September 30
	2003	2002
OPERATING ACTIVITIES
Net income	$11,150,013	$8,885,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,426,640	9,858,057
Changes in operating assets and liabilities:
Accounts receivable	(1,447,663)	424,765
Inventories	1,756,789	1,247,648
Other operating assets and liabilities	(2,068,654)	(7,805,422)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,817,125	12,610,676

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,772,277)	(9,739,725)
Additional purchase price and transaction costs for previously acquired businesses	(52,175)	(674,411)

NET CASH USED BY INVESTING ACTIVITIES	(8,824,452)	(10,414,136)

FINANCING ACTIVITIES
Net decrease in borrowings	(7,080,315)	(16,924,082)
Issuance of common stock	2,694,133	1,138,453

NET CASH USED BY FINANCING ACTIVITIES	(4,386,182)	(15,785,629)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,606,491	(13,589,089)

Cash and cash equivalents at beginning of period	95,900,114	62,334,684

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,506,605	$48,745,595

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2003

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The amounts and information as of June 30, 2003 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow was derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

NOTE B – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $12,723,000 as of September 30, 2003 and $12,808,000 as of June 30, 2003.

NOTE C – INVENTORIES

The composition of inventory is as follows:

	September 30 2003	June 30 2003
Raw materials	$20,506,000	$18,091,000
Work-in-process	8,124,000	8,727,000
Finished goods	53,599,000	57,168,000

	$82,229,000	$83,986,000

NOTE D – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s functional currency is the U.S. dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. dollars. The Company also does business in various foreign currencies, primarily the Japanese yen, the Euro, the Hong Kong dollar and the Chinese Yuan. As part of the Company’s risk management strategy, management put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen.

On July 1, 2003 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. These foreign currency option and forward contracts have notional amounts of approximately $18,000,000 as of September 30, 2003 and mature at various dates through June 30, 2004. As of September 30, 2003, the fair market value of the contracts resulted in an accrued cost of $362,000, which is recorded in accrued expenses and other current liabilities.

These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the portion of the forecasted transactions that is not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in Japanese Yen. Hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which we have substantially completed our annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month period ended September 30, 2003.

The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in other comprehensive (income) loss (“OCI”) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

For the three-month period ended September 30, 2003, the Company recognized net losses related to designated cash flow hedges in the amount of $40,000. This amount is classified with other (income) expense, net in the consolidated statement of operations. During the three-month period ended September 30, 2003, the derivative losses were more than offset by realized and unrealized currency gains of $316,000 on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statement of operations. As of September 30, 2003, a loss of $340,000 was included in OCI. This loss is expected to be charged to earnings during the 2004 fiscal year as the hedged transactions occur, and it is expected that the loss will be more than offset by currency gains on the items being hedged.

NOTE E – COMMITMENTS AND CONTINGENCIES

Litigation:

On September 4, 2003, the Company and ResMed reached a settlement on all of the previously disclosed litigation. The settlement is not material to the Company’s results of operations, financial condition or cash flows.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $12,499,000 at September 30, 2003 as compared to $12,147,000 at June 30, 2003. Approximately 8% of the Company’s net sales were made under these financing arrangements during the three-month periods ended September 30, 2003 and 2002, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2003 and June 30, 2003, the Company has included $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the three-months ended September 30, 2003 are as follows:

Product Warranties
Balance as of June 30, 2003	$4,848,000
Warranty accruals during the period	3,270,000
Service costs incurred during the period	(2,017,000)

Balance at September 30, 2003	$6,101,000

Deferred Service Revenues

Balance as of June 30, 2003	$3,097,000
Revenues deferred during the period	576,000
Amounts recorded as revenue during the period	(158,000)

Balance at September 30, 2003	$3,515,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE F – RESTRUCTURING

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation will allow the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 134 employees were involuntarily terminated and 6 relocated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing, and marketing. In conjunction with these actions, the Company incurred $176,000 of restructuring expenses during the three months ended September 30, 2003. As of September 30, 2003, the transition of products and manufacturing processes from Kennesaw to Murrysville is complete, and both facilities are currently operating at capacity levels that reflect the changes brought about by the facility consolidation. In total, from inception of the project during the quarter ended December 31, 2002 through September 30, 2003, the Company incurred $9,707,000 of restructuring expenses in conjunction with these actions, related primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits that became payable during the period, idle facility rent obligations that became accruable on the date of the Company’s commitment to the restructuring plan, and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. Substantially all of the restructuring obligations have been paid as of September 30, 2003, except for the idle facility costs that will be paid over the remaining term of the lease and certain employee termination benefits that are scheduled to be paid during the quarter ended December 31, 2003. Following is a summary of the restructuring expenses recorded during the three months ended September 30, 2003, the payments and asset write-offs made against the accrued amounts, and the remaining balances as of September 30, 2003:

	Accrued Employee Costs	Accrued Facility Costs	Accrued Product and Other Asset Costs	Other Direct Costs	Total
Balance at June 30, 2003	$2,409,000	$2,116,000	$1,655,000	$—	$6,180,000

Restructuring expenses	81,000	—	—	95,000	176,000
Cash payments	(1,782,000)	(100,000)	—	(95,000)	(1,977,000)
Non-cash asset write-downs	—	—	(410,000)	—	(410,000)

Balance at September 30, 2003	$708,000	$2,016,000	$1,245,000	$—	$3,969,000

NOTE G – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	September 30 2003	September 30 2002
Net income	$11,150,000	$8,886,000

Foreign currency translation gains (losses)	1,737,000	(392,000)

Derivatives qualifying as hedges	(340,000)	—

Comprehensive income	$12,547,000	$8,494,000

NOTE H – STOCK OPTION AND PURCHASE PLANS

At September 30, 2003, the Company has one active employee stock option plan and an employee stock purchase plan, which are described more fully in Note L in the Company’s June 30, 2003 consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30
	2003	2002
Net income, as reported	$11,150,000	$8,886,000

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,571,000)	(1,325,000)

Pro forma net income	$9,579,000	$7,561,000

Earnings per share:
Basic–as reported	$0.33	$0.27

Basic–pro forma	$0.28	$0.23

Diluted–as reported	$0.32	$0.26

Diluted–pro forma	$0.28	$0.22

NOTE I – ACQUISITIONS

Novametrix Medical Systems Inc. - On April 12, 2002, the Company acquired 100% of the outstanding common stock of Novametrix Medical Systems Inc. (now known as “Respironics Novametrix, LLC” and referred to herein as “Novametrix”) for $85,149,000, comprised of the total value of shares of the Company’s common stock issued and reserved for issuance and other costs directly related to the acquisition. Novametrix was a leading cardio-respiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The results of operations of Novametrix are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, April 12, 2002.

In fiscal year 2002 after consummating the acquisition, the Company began to integrate Novametrix’s products and programs, employees, systems, and processes with its own. In connection with these actions, the Company incurred $0 and $3,165,000 of restructuring and acquisition-related expenses during the three-month periods ended September 30, 2003 and 2002, respectively. These costs were primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. Substantially all of these expenses have been paid as of September 30, 2003.

On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 80 employees will be involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. During the three-month period ended September 30, 2003, the Company recorded $3,169,000 of restructuring and acquisition-related expenses, primarily to employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related expenses related to the Novametrix acquisition that were recorded during the three-month period ended September 30, 2003, the payments made against the obligations (including amounts that were previously accrued as of June 30, 2003), and the remaining obligations as of September 30, 2003:

	Accrued Employee Costs	Accrued Facility Costs	Other Direct Costs	Total
Balance at June 30, 2003	$1,834,000	$1,075,000	$—	$2,909,000

Restructuring and acquisition-related expenses	1,043,000	—	2,126,000	3,169,000
Cash payments	(219,000)	—	(2,126,000)	(2,345,000)

Balance at September 30, 2003	$2,658,000	$1,075,000	$—	$3,733,000

Substantially all of the accrued obligations will be paid by September 30, 2004, except for the idle facility costs that will be paid over the remaining term of the lease.

Fuji RC Kabushiki Kaisha - In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendment described below). The net present value of the Company’s fixed-price forward contract, $5,455,000, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the Consolidated Balance Sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over the next four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of September 30, 2003 and June 30, 2003, $2,754,000 and $2,036,000, respectively, is accrued in the consolidated balance sheet and classified with other non-current liabilities pertaining to this obligation. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net assets acquired.

On October 29, 2003, the Company and the 40% shareholder of Fuji entered into an amendment to the stock purchase agreement described above, whereby the Company acquired 20% of the outstanding shares of Fuji for $5,090,000 on the closing date of the amendment. The Company will acquire the remaining outstanding shares of Fuji on December 31, 2005 and 2006 for a total of $3,431,000. Provisions for the additional payments based on the operating performance of Fuji described above will remain in effect. The Company does not expect the total payments due under the amended purchase agreement to be different than the total of these payments under the original purchase agreement described previously.

BiliChek - On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition. The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2003. In connection with the acquisition, the Company recorded $3,365,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the impact of FIN No. 46 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 46 during the three-month period ended December 31, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement affects the issuer’s accounting for three types of freestanding financial statements: mandatorily redeemable shares, put and forward purchase contracts that require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled in shares. This statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adopting FASB No. 150 was not material to the Company’s financial position and results of operations.

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

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2003 were $164,058,000, representing an 18% increase over the sales of $138,642,000 recorded for the three months ended September 30, 2002. The Company’s sales growth is summarized as follows:

	Three Months Ended September 30		Dollar Increase (Decrease)	Percent Increase (Decrease)
	2003	2002
Domestic Homecare Products	$106,718,000	$90,369,000	$16,349,000	18%

Domestic Hospital Products	16,020,000	17,424,000	(1,404,000)	(8)%

International Products	41,320,000	30,849,000	10,471,000	34%

Total	$164,058,000	$138,642,000	$25,416,000	18%

Domestic homecare sales for the three months ended September 30, 2003 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories. Sales of homecare ventilation devices and developmental infant care products also increased over the prior year, partially offset by decreases in sales of the Company’s home oxygen products. The revenue changes attributed to sales of the Company’s domestic hospital products for the three months ended September 30, 2003 were driven primarily by growth in sales of hospital ventilators and accessories, offset by decreases in sales of asthma products and cardio-respiratory monitoring devices. The Company’s growth internationally included increases in sales from both homecare and hospital products, with the most significant increases coming from homecare sleep apnea therapy and noninvasive ventilation devices and hospital ventilation systems.

The Company’s gross profit was 51% of net sales for the three months ended September 30, 2003, and 49% for the three months ended September 30, 2002. The increase in gross profit percentage for the three months ended September 30, 2003 compared to the prior year was primarily due to higher revenue, product sales mix, material cost reductions, and lowered indirect manufacturing costs resulting from the Company’s restructuring of operations at its Kennesaw, Georgia manufacturing facility.

General and administrative expenses were $23,672,000 (14% of net sales) for the quarter ended September 30, 2003 as compared to $17,779,000 (13% of net sales) for the quarter ended September 30, 2002. The increase for the three months ended September 30, 2003 was due to higher spending in a variety of areas consistent with the growth of the Company’s business, including performance-based and other employee compensation and warranty expenses.

Sales, marketing and commission expenses were $33,031,000 (20% of net sales) for the quarter ended September 30, 2003 as compared to $27,217,000 (20% of net sales) for the quarter ended September 30, 2002. The majority of the increase in expense was due to increases in sales levels, and resulting expenses like sales force compensation, from the year ago period and increased investments in the Company’s core sales and marketing programs, particularly in international markets.

Research and development expenses were $6,438,000 (4% of net sales) for the quarter ended September 30, 2003 as compared to $5,484,000 (4% of net sales) for the quarter ended September 30, 2002. The increase in absolute dollars for the three months ended September 30, 2003 was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products or patient groups.

During the three months ended September 30, 2003 and 2002, the Company incurred restructuring and acquisition-related expenses of $3,345,000 and $3,165,000, respectively. During the three months ended September 30, 2003, these expenses related primarily to the previously disclosed restructuring of operations at the Wallingford, Connecticut manufacturing facility. Additional expenses were also incurred to complete the previously disclosed restructuring of operations at the Kennesaw, Georgia manufacturing facility during the quarter ended September 30, 2003. In the prior year, restructuring and acquisition-related expenses related primarily to the previously disclosed integration of Novametrix. See Notes F and I to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

The Company’s effective income tax rate was approximately 37% for the three months ended September 30, 2003 as compared to 38% for the three months ended September 30, 2002. This reduction was due primarily to the income tax benefits associated with various on-going tax planning.

As a result of the factors described above, the Company’s net income was $11,150,000 (7% of net sales) or $0.32 per diluted share for the quarter ended September 30, 2003 as compared to net income of $8,886,000 (6% of net sales) or $0.26 per diluted share for the quarter ended September 30, 2002. The restructuring and acquisition-related expenses described above constituted $0.06 per diluted share on an after-tax basis, respectively, for the three months ended September 30, 2003 and 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $228,856,000 at September 30, 2003 and $212,787,000 at June 30, 2003. Net cash provided by operating activities was $18,817,000 for the three months ended September 30, 2003 as compared to $12,611,000 for the three months ended September 30, 2002. The increase in cash provided by operating activities for the current three-month period was primarily due to an increase in net income and lower accrued expense reductions compared to the prior year.

Net cash used by investing activities was $8,824,000 for the three months ended September 30, 2003 as compared to $10,414,000 for the three months ended September 30, 2002. Cash used by investing activities for both periods includes capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the cost of equipment leased to customers. Cash used by investing activities in the prior year also includes additional purchase price paid for a previously acquired business pursuant to the terms of that acquisition agreement. The funding for investment activities in both periods was provided by positive cash flows from operating activities and accumulated cash and cash equivalents.

Net cash used by financing activities consists primarily of repayments under the Company’s various long-term obligations, partially offset by proceeds from the issuance of common stock under the Company’s stock option plan. Net cash used by financing activities was $4,386,000 for the three months ended September 30, 2003 as compared to $15,786,000 for the three months ended September 30, 2002.

Net debt pay-downs were $7,080,000 and $16,924,000 for the three-month periods ended September 30, 2003 and 2002, respectively. As of September 30, 2003, the balance on the Company’s primary borrowing arrangement, its revolving credit facility, was reduced to zero.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,549,000 at September 30, 2003), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, non-cancelable operating leases, and amounts payable to selling shareholders under acquisition agreements. The composition and nature of these obligations and commitments have not changed materially since June 30, 2003.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of September 30, 2003:

Contractual Obligations and Commercial Commitments

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$4,127,000	$527,000	$2,411,000	$1,086,000	$103,000

Capital Lease Obligations	25,654,000	9,322,000	11,506,000	4,826,000	—

Operating Leases	29,540,000	6,908,000	9,604,000	6,771,000	6,257,000

Amounts payable to selling shareholder of Fuji	8,521,000	5,090,000	3,431,000	—	—

Total Contractual Obligations	$67,842,000	$21,847,000	$26,952,000	$12,683,000	$6,360,000

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letters of Credit	$1,860,000	$1,860,000	$—	$—	$—

In addition to the amounts payable to the selling shareholder of Fuji that are set forth in the contractual obligations and commercial commitments table above, the Company is obligated to make future payments under earn-out provisions pertaining to the acquisitions of Fuji and BiliChek, for which the amount of the obligations will not be known until the occurrence of future events. See Note I to the Consolidated Financial Statements for additional information about these obligations.

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $12,499,000 at September 30, 2003 as compared to $12,147,000 at June 30, 2003. Approximately 8% of the Company’s net sales were made under these financing arrangements during the three-month periods ended September 30, 2003 and 2002, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2003 and June 30, 2003, the Company has included $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. In addition, no new critical accounting policies have been adopted during the first three months of fiscal year 2004, except where impacted by new accounting rules disclosed in Note J to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates - The Company’s primary interest rate risk relates to its long-term debt obligations. Information relating to the sensitivity to interest rate changes is omitted because interest rate risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

Foreign Currency Exchange Rates - The Company’s functional currency is the U.S. dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. dollars. The Company also does business in various foreign currencies, primarily the Japanese yen, the Euro, the Hong Kong dollar and the Chinese yuan. As part of the Company’s risk management strategy, management put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note D to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the three-month period ended September 30, 2003, sales denominated in currencies other than the U.S. dollar totaled $22,127,000, or approximately 13% of total sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $2,012,000 for the three-month period ended September 30, 2003. Foreign currency (gains) losses included in the determination of the Company’s net income, including amounts related to designated cash flow hedges, were ($316,000) for the three-month period ended September 30, 2003.

Inflation - Inflation has not had a significant effect on the Company’s business during the periods discussed.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART 2 OTHER INFORMATION

Item 1: Legal Proceedings

On September 4, 2003, the Company and ResMed Corp., ResMed, Inc., and ResMed Ltd. reached a settlement on all previously disclosed litigation. The settlement is not material to the Company’s results of operations, financial condition, or cash flows.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 2: Changes in Securities

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3: Defaults Upon Senior Securities

(a)	Not applicable

(b)	Not applicable

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a	)	Exhibits

		Exhibit 10.51	Amendment No. 4 to the Employment Agreement between the Company and John L. Miclot dated October 1, 2003.

		Exhibit 15	Acknowledgement of Ernst & Young LLP.

		Exhibit 31.1	Section 302 Certification of James W. Liken, President and Chief Executive Officer.

		Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

		Exhibit 32	Section 906 Certifications of James W. Liken, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

Current Report on Form 8-K of Respironics, Inc. with a report date of July 24, 2003, announcing the Company’s financial results for the three months and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: November 12, 2003	/s/ Daniel J. Bevevino
Daniel J. Bevevino
Vice President, and Chief
Financial and Principal
Accounting Officer

Signing on behalf of the
registrant and as Chief
Financial and Principal
Accounting Officer