Form 10-K/A
period 2003-06-30
RESPIRONICS INC
filed 2003-11-26
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of August 31, 2003, the aggregate market value of the shares of the registrant’s Common Stock (based upon the last price reported by the NASDAQ National Market System) held by non-affiliates was approximately $1,390,000,000.

As of August 31, 2003, there were 37,611,205 shares of Common Stock of the registrant outstanding, of which 3,548,399 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 18, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This filing amends the registrant’s Annual Report on Form 10-K for the year ended June 30, 2004, originally filed on September 29, 2003, and restates Part II Item 9A (Controls and Procedures) thereof. The registrant has not updated the disclosure in this amendment to speak as of a later date than the date of the original filing.

Item 9A.	Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this annual report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRONICS, INC.

By:	/s/ James W. Liken

James W. Liken, President and Chief Executive Officer

Date: November 26, 2003

EXHIBITS INDEX

Exhibit No.	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-36459.

3.4	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-89308.

3.5	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6	Bylaws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7	Amendment to Bylaws of the Company on June 3, 1998, filed as Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8	Amendment to Bylaws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

4.1	Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.2	Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.3	Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

4.4	Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit 4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

4.5	Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit 4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

4.6	Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

10.1	Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

10.2	Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

10.3	Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4	Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5	Distribution Agreement dated June 20, 1991 between the Company and Flexco Medical Instruments AG, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6	Employment Agreement dated and effective as of April 1, 1995 between the Company and Gerald E. McGinnis, filed as Exhibit 10.19 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

10.9	1991 Non-Employee Directors’ Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.10	1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.11	Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.12	Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.13	Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.14	Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.16	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.17	Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.18	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.19	Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.20	Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.21	Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.22	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.23	Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.24	Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.25	Tradename License Agreement dated as of April 21, 1995 by and between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Exhibit 10.23 to the Healthdyne Technologies, Inc. Form 8-K dated April 20, 1995.

10.26	Form of letter agreement by and among the Company, Healthdyne Technologies, Inc. and Matria Healthcare, Inc. confirming and amending Corporate Services Agreement and Tradename License Agreement between Healthdyne, Inc., now Matria Healthcare, Inc., and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as Appendix D to Exhibit 10.17 to Quarterly Report on Form 10-Q (File No. 000-16723) dated November 14, 1997.

10.27	Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.28	Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.29	Lease Agreement, dated December 20, 1993, between Max L. Kuniansky, David L. Kuniansky, Amy Kuniansky Clark, Douglas S. Kuniansky and Healthdyne Technologies, Inc., now Respironics Georgia, Inc., filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1993.

10.30	Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.31	Supplemental Employment Agreement dated November 10, 1997 between the Company and Robert Tucker, filed as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.32	Respironics, Inc. 1997 Non-Employee Directors’ Fee Plan, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.33	Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.34	Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.37	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.38	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.41	2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.42	Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.43	Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.44	Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.45	Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.46	Employment Agreement between the Company and William J. Post dated October 28, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.47	First Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 1, 2003, filed previously as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2003 filed on September 29, 2003.

10.48	Clarification of Benefits Under Agreement Regarding Supplemental Retirement Benefits between the Company and Gerald E. McGinnis dated May 23, 2003, filed previously as Exhibit 10.48 to Annual Report on Form 10-K for the year ended June 30, 2003 filed on September 29, 2003.

10.49	Respironics, Inc. Supplemental Executive Retirement Plan dated June 1, 2003, filed previously as Exhibit 10.49 to Annual Report on Form 10-K for the year ended June 30, 2003 filed on September 29, 2003.

10.50	Respironics, Inc. 2000 Stock Incentive Plan as amended on May 23, 2003, filed previously as Exhibit 10.50 to Annual Report on Form 10-K for the year ended June 30, 2003 filed on September 29, 2003.

21.1	List of Subsidiaries filed previously as Exhibit 21.1 to Annual Report on Form 10-K filed on September 29, 2003.

23.1	Consent of Ernst & Young LLP, previously filed as Exhibit 23.1 to Annual Report on Form 10-K filed on September 29, 2003.

31.1	Section 302 Certification of James W. Liken, President and Chief Executive Officer.

31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

32	Section 906 Certifications of James W. Liken, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer, previously filed as Exhibit 32 to Annual Report on Form 10-K filed on September 29, 2003.