Form 10-Q
period 2003-12-31
RESPIRONICS INC
filed 2004-02-13
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003

or

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

Yes ☒ No ☐.

As of January 31, 2004, there were 37,880,515 shares of Common Stock of the registrant outstanding, of which 3,495,957 were held in treasury.

INDEX

RESPIRONICS, INC.

Independent Accountants’ Review Report

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated July 22, 2003 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

January 20, 2004

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited)
	December 31 2003	June 30 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$121,849,626	$95,900,114
Trade accounts receivable	135,554,952	128,126,999
Inventories	82,646,744	83,986,140
Prepaid expenses and other current assets	10,482,290	7,890,194
Deferred income tax benefits	25,325,819	24,111,838

TOTAL CURRENT ASSETS	375,859,431	340,015,285

PROPERTY, PLANT AND EQUIPMENT
Land	2,910,591	2,868,310
Buildings	17,231,912	16,888,036
Production and office equipment	229,244,306	218,839,491
Leasehold improvements	7,329,267	7,630,418

	256,716,076	246,226,255
Less allowances for depreciation and amortization	148,153,958	147,546,282

	108,562,118	98,679,973
OTHER ASSETS	35,374,744	34,591,712

GOODWILL	109,674,204	108,909,352

	$629,470,497	$582,196,322

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$41,931,475	$40,531,413
Accrued expenses and other current liabilities	$80,275,693	68,389,269
Current portion of long-term obligations	11,471,858	18,307,876

TOTAL CURRENT LIABILITIES	133,679,026	127,228,558

LONG-TERM OBLIGATIONS	24,004,877	16,513,243

OTHER NON-CURRENT LIABILITIES	7,071,952	11,585,202

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 37,750,748 shares at December 31, 2003 and 37,505,700 shares at June 30, 2003; outstanding 34,202,488 shares at December 31, 2003 and 33,957,221 shares at June 30, 2003	377,507	375,057
Additional capital	232,298,960	226,884,681
Accumulated other comprehensive income (loss)	1,817,467	(3,557,902)
Retained earnings	272,083,395	245,031,878
Treasury stock	(41,862,687)	(41,864,395)

TOTAL SHAREHOLDERS’ EQUITY	464,714,642	426,869,319

	$629,470,497	$582,196,322

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three months ended December 31		Six months ended December 31
	2003	2002	2003	2002
Net sales	$192,317,966	$151,881,186	$356,376,030	$290,523,408
Cost of goods sold	90,838,854	75,551,465	170,840,439	146,057,631

	101,479,112	76,329,721	185,535,591	144,465,777

General and administrative expenses	30,107,513	21,257,270	53,779,490	39,036,275
Sales, marketing and commission expenses	37,289,659	27,594,903	70,320,446	54,811,725
Research and development expenses	6,493,751	5,523,768	12,932,207	11,007,971
Contribution to foundation	1,500,000	—	1,500,000	—
Restructuring and acquisition-related expenses	2,545,162	7,043,385	5,890,626	10,208,479
Other (income) expense, net	(1,641,965)	98,042	(1,714,596)	298,804

	76,294,120	61,517,368	142,708,173	115,363,254

INCOME BEFORE INCOME TAXES	25,184,992	14,812,353	42,827,418	29,102,523

Income taxes	9,283,488	5,599,069	15,775,901	11,003,611

NET INCOME	15,901,504	$9,213,284	$27,051,517	$18,098,912

Basic earnings per share	$0.47	$0.28	$0.79	$0.54

Basic shares outstanding	34,112,252	33,477,475	34,067,958	33,402,190

Diluted earnings per share	$0.45	$0.27	$0.77	$0.53

Diluted shares outstanding	35,044,972	34,238,651	34,975,573	34,214,354

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Six Months Ended December 31
	2003	2002
OPERATING ACTIVITIES
Net income	$27,051,517	$18,098,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,642,507	21,348,496
Changes in operating assets and liabilities:
Accounts receivable	(7,427,953)	(5,428,608)
Inventories	1,339,396	748,496
Other operating assets and liabilities	10,054,992	2,791,828

NET CASH PROVIDED BY OPERATING ACTIVITIES	50,660,459	37,559,124

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(25,663,910)	(21,277,139)
Additional purchase price and transaction costs for previously acquired businesses	(764,873)	(823,978)

NET CASH USED BY INVESTING ACTIVITIES	(26,428,783)	(22,101,117)

FINANCING ACTIVITIES
Net decrease in borrowings	(2,427,342)	(17,307,841)
Issuance of common stock	4,145,178	2,910,428

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,717,836	(14,397,413)

INCREASE IN CASH AND CASH EQUIVALENTS	25,949,512	1,060,594

Cash and cash equivalents at beginning of period	95,900,114	62,334,684

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,849,626	$63,395,278

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2003

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The amounts and information as of June 30, 2003 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow was derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

NOTE B – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $14,278,000 as of December 31, 2003 and $12,808,000 as of June 30, 2003.

NOTE C – INVENTORIES

The composition of inventories is as follows:

	December 31 2003	June 30 2003
Raw materials	$22,379,000	$18,091,000
Work-in-process	8,274,000	8,727,000
Finished goods	51,994,000	57,168,000

	$82,647,000	$83,986,000

NOTE D – GOODWILL

The Company performed its annual impairment test as of December 31, 2003 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

NOTE E – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

On July 1, 2003 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. These foreign currency option and forward contracts have notional amounts of approximately $15,304,000 as of December 31, 2003 and mature at various dates through June 30, 2004. As of December 31, 2003, the fair market value of the contracts resulted in an accrued cost of $535,000, which is recorded in accrued expenses and other current liabilities.

These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the portion of the forecasted transactions that is not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in Japanese Yen. Hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month and six-month periods ended December 31, 2003.

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

For the three-month and six-month periods ended December 31, 2003, the Company recognized net losses related to designated cash flow hedges in the amount of $271,000 and $311,000, respectively. These amounts are classified with other (income) expense, net in the consolidated statement of operations. During the three-month and six-month periods ended December 31, 2003, the derivative losses were more than offset by realized and unrealized currency gains on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statement of operations. As of December 31, 2003, a loss of $312,000 was included in OCI. This loss is expected to be charged to earnings during the 2004 fiscal year as the hedged transactions occur, and it is expected that the loss will be more than offset by currency gains on the items being hedged.

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation:

The Company is, as a normal part of its business operations, a party to legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $13,215,000 at December 31, 2003 as compared to $12,147,000 at June 30, 2003. Approximately 7% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2003 (compared to 8% during the three-month and six-month periods ended December 31, 2002), of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2003 and June 30, 2003, the Company has included $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the six-months ended December 31, 2003 are as follows:

Product Warranties
Balance as of June 30, 2003	$4,848,000
Warranty accruals during the period	5,451,000
Service costs incurred during the period	(3,292,000)

Balance at December 31, 2003	$7,007,000

Deferred Service Revenues
Balance as of June 30, 2003	$3,097,000
Revenues deferred during the period	897,000
Amounts recorded as revenue during the period	(352,000)

Balance at December 31, 2003	$3,642,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE G – RESTRUCTURING

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation allowed the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 134 employees were involuntarily terminated and 6 relocated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing, and marketing. In conjunction with these actions, the Company incurred $180,000 of restructuring expenses during the six months ended December 31, 2003 (substantially all of which were incurred during the quarter ended September 30, 2003) and $5,855,000 during the three and six months ended December 31, 2002. The transition of products and manufacturing processes from Kennesaw to Murrysville was completed during the quarter ended September 30, 2003, and both facilities are currently operating at capacity levels that reflect the changes brought about by the facility consolidation. In total, from inception of the project during the quarter ended December 31, 2002 through December 31, 2003, the Company incurred $9,712,000 of restructuring expenses in conjunction with these actions, related primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits that became payable during the period, idle facility rent obligations that became accruable on the date of the Company’s commitment to the restructuring plan, and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. Substantially all of the restructuring obligations have been paid as of December 31, 2003, except for $1,917,000 of remaining idle facility costs that will be paid over the remaining term of the lease.

NOTE H – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	December 31 2003	December 31 2002	December 31 2003	December 31 2002
Net income	$15,902,000	$9,213,000	$27,052,000	$18,099,000
Foreign currency translation gains (losses)	3,950,000	(459,000)	5,687,000	276,000
Derivatives qualifying as hedges	28,000	—	(312,000)	—

Comprehensive income	$19,880,000	$8,754,000	$32,427,000	$18,375,000

NOTE I – STOCK OPTION AND PURCHASE PLANS

At December 31, 2003, the Company has one active employee stock option plan and an employee stock purchase plan, which are described more fully in Note L in the Company’s June 30, 2003 consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended December 31		Six Months Ended December 31
	2003	2002	2003	2002
Net income, as reported	$15,902,000	$9,213,000	$27,052,000	$18,099,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,815,000)	(1,373,000)	(3,386,000)	(2,543,000)

Pro forma net income	$14,087,000	$7,840,000	$23,666,000	$15,556,000

Earnings per share:
Basic-as reported	$0.47	$0.28	$0.79	$0.54

Basic-pro forma	$0.41	$0.23	$0.69	$0.47

Diluted-as reported	$0.45	$0.27	$0.77	$0.53

Diluted-pro forma	$0.40	$0.23	$0.68	$0.45

NOTE J – ACQUISITIONS

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

In fiscal year 2002 after consummating the acquisition, the Company began to integrate Novametrix’s products and programs, employees, systems, and processes with its own. In connection with these actions, the Company incurred $1,543,000 and $4,708,000 of restructuring and acquisition-related expenses during the three-month and six-month periods ended December 31, 2002, respectively. These costs were primarily related to the elimination and centralization of certain corporate services functions and certain compensation related payments associated with the acquisition and related integration activities. No similar costs were incurred during the three-month and six-month periods ended December 31, 2003, and as of December 31, 2003 there are no remaining liabilities relating to amounts previously accrued.

On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 60 employees will be involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. During the three-month and six-month periods ended December 31, 2003, the Company recorded $2,455,000 and $5,624,000 of restructuring and acquisition-related expenses, respectively, primarily for employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related expenses related to the Novametrix acquisition that were recorded during the three-month and six-month periods ended December 31, 2003, the payments made against the obligations (including amounts that were previously accrued as of June 30, 2003), and the remaining obligations as of December 31, 2003:

	Accrued Employee Costs	Accrued Facility Costs	Other Direct Costs	Total
Balance at June 30, 2003	$1,668,000	$1,075,000	$—	$2,743,000
Restructuring and acquisition-related expenses	1,043,000	—	2,126,000	3,169,000
Cash payments	(136,000)	—	(2,126,000)	(2,262,000)

Balance at September 30, 2003	$2,575,000	$1,075,000	$—	$3,650,000
Restructuring and acquisition-related expenses	666,000	—	1,789,000	2,455,000
Cash payments	(342,000)	—	(1,789,000)	(2,131,000)

Balance at December 31, 2003	$2,899,000	$1,075,000	$—	$3,974,000

Substantially all of the accrued obligations will be paid by September 30, 2004, except for the idle facility costs that will be paid over the remaining term of the lease.

Fuji RC Kabushiki Kaisha - In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendment described below). The net present value of the Company’s fixed-price forward contract, $5,455,000, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over the next four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of December 31, 2003 and June 30, 2003, $1,590,000 and $2,036,000, respectively, is accrued in the consolidated balance sheet and classified with other non-current liabilities pertaining to this obligation. The liability balance as of December 31, 2003 is net of amounts paid in conjunction with the October 29, 2003 amendment to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net assets acquired.

On October 29, 2003, the Company and the 40% shareholder of Fuji entered into an amendment to the stock purchase agreement described above, whereby the Company acquired 20% of the outstanding shares of Fuji for $5,090,000 on the closing date of the amendment. The Company will acquire the remaining outstanding shares of Fuji on December 31, 2005 and 2006 for a total of $3,431,000. Provisions for the additional payments based on the operating performance of Fuji described above remain in effect. The Company does not expect the total of the payments due under the amended purchase agreement to be different than the total of those payments under the original purchase agreement described previously.

BiliChek - On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. During the quarter ended December 31, 2003, the Company paid $1,000,000 for milestones achieved during the period, and accrued an additional $675,000 for future payments. The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The acquisition did not materially impact the Company’s net sales or net income during the three-month or six-month periods ended December 31, 2003. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,365,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of variable interest entities, including special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. As amended, the consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company believes the impact of FIN No. 46 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FIN No. 46 during the quarter ended March 31, 2004.

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

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics, including EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff’s “Revenue Recognition in Financial

Statements – Frequently Asked Questions and Answers.” SAB No. 104 does not have a material impact on the Company’s financial position and results of operations since the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission, external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: foreign currency fluctuations, regulations and other factors affecting operations and sales outside the United States (including potential future effects of the change in sovereignty of Hong Kong), customer consolidation and concentration, increasing price competition and other competitive factors in the sale of products, the success of the Company’s marketing, sales, and promotion programs, interest rate fluctuations, intellectual property and related litigation, other litigation, successful integration of acquisitions, FDA and other government regulation and enforcement action, future levels of earnings and revenues, and third party reimbursement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 2003 were $192,318,000, representing a 27% increase over the net sales of $151,881,000 recorded for the three months ended December 31, 2002. The Company’s sales growth during this three-month period is summarized as follows:

	Three Months Ended December 31
	2003	2002	Dollar Increase	Percent Increase
Domestic Homecare Products	$116,570,000	$94,037,000	$22,533,000	24%
Domestic Hospital Products	26,348,000	22,302,000	4,046,000	18%
International Products	49,400,000	35,542,000	13,858,000	39%

Total	$192,318,000	$151,881,000	$40,437,000	27%

Net sales for the six months ended December 31, 2003 were $356,376,000, representing a 23% increase over the net sales of $290,523,000 recorded for the six months ended December 31, 2002. The Company’s sales growth during this sixth-month period is summarized as follows:

	Six Months Ended December 31
	2003	2002	Dollar Increase	Percent Increase
Domestic Homecare Products	$223,288,000	$184,406,000	$38,882,000	21%
Domestic Hospital Products	42,368,000	39,726,000	2,642,000	7%
International Products	90,720,000	66,391,000	24,329,000	37%

Total	$356,376,000	$290,523,000	$65,853,000	23%

Domestic homecare sales for the three and six months ended December 31, 2003 were driven primarily by growth in sales of sleep therapy devices, masks, and accessories, which contributed $17,173,000 and $31,925,000 of revenue growth for the three and six months ended December 31, 2003, respectively. The Company’s growth in sleep therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in sleep therapy, strength of the sales force and the success of customer programs, and growth of the domestic sleep therapy market. Sales of homecare ventilation devices and developmental infant care products also increased over the prior year three-month and six-month periods. During the quarter ended December 31, 2003, sales of the Company’s home oxygen products contributed $4,562,000 of growth over the prior year second quarter. This second quarter growth overcame the $1,417,000 decrease in sales of home oxygen products experienced during the Company’s first fiscal quarter ended September 30, 2003 compared to the previous year, resulting in $3,145,000 growth for the six months ended December 31, 2003 compared to the previous year.

The revenue growth attributed to sales of the Company’s domestic hospital products for the three and six months ended December 31, 2003 was driven primarily by the $3,955,000 and $4,648,000 growth, respectively, in sales of hospital ventilators and accessories, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in the hospital setting. These revenue gains were offset by decreases in sales of cardio-respiratory monitoring devices during the periods.

The Company’s international growth included increases in sales from both homecare and hospital products, with the most significant increases coming from homecare sleep therapy and ventilation devices and hospital ventilation systems. The primary geographic drivers for these revenue gains were Europe and Asia, where the Company has made significant investments in sales force and marketing programs. In Japan, in particular, the Company has experienced continued growth from the May 2002 acquisition of Fuji. Changes in foreign currency exchange rates contributed $2,800,000 and $3,800,000 of revenues during the three and six months ended December 31, 2003 compared to the prior year.

The Company’s gross profit was 53% of net sales for the three months ended December 31, 2003, and 52% for the six months ended December 31, 2003. Gross profit was 50% of net sales for the three and six months ended December 31, 2002. The increase in gross profit percentage for the three and six months ended December 31, 2003 compared to the prior year was primarily due to higher revenue, product sales mix, material cost reductions, and lowered indirect manufacturing costs resulting from the Company’s restructuring of operations at its Kennesaw, Georgia manufacturing facility.

General and administrative expenses were $30,108,000 (16% of net sales) for the quarter ended December 31, 2003 as compared to $21,257,000 (14% of net sales) for the quarter ended December 31, 2002. For the six-month period ended December 31, 2003, general and administrative expenses were $53,779,000 (15% of net sales) as compared to $39,036,000 (13% of net sales) for the prior year six-month period. The increase for the three and six months ended December 31, 2003 was due to higher spending in a variety of areas consistent with the growth of the Company’s business, including performance-based and other employee compensation and warranty expenses.

Sales, marketing and commission expenses were $37,290,000 (19% of net sales) for the quarter ended December 31, 2003 as compared to $27,595,000 (18% of net sales) for the quarter ended December 31, 2002. For the six-month period ended December 31, 2003, sales, marketing and commission expenses were $70,320,000 (20% of net sales) as compared to $54,812,000 (19% of net sales) for the six months ended December 31, 2002. The majority of the increase in expense was due to increases in sales levels from the year ago period, and resulting expenses such as sales force compensation, and increased investments in the Company’s core sales and marketing programs, particularly in international markets.

Research and development expenses were $6,494,000 (3% of net sales) for the quarter ended December 31, 2003 as compared to $5,524,000 (4% of net sales) for the quarter ended December 31, 2002. For the six-month period ended December 31, 2003, research and development expenses were $12,932,000 (4% of net sales) compared to $11,008,000 (4% of net sales) for the prior year six-month period. The increase in absolute dollars for the three and six months ended December 31, 2003 was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products or patient groups.

During the quarter ended December 31, 2003, the Company made a $1,500,000 contribution to the newly established Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Foundation was formed for scientific, educational, and charitable purposes and will be used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

During the three and six months ended December 31, 2003, the Company incurred restructuring and acquisition-related expenses of $2,545,000 and $5,891,000, respectively, primarily related to the previously disclosed restructuring of operations at the Wallingford, Connecticut manufacturing facility. In the prior year, restructuring and acquisition-related expenses of $7,043,000 and $10,208,000 during the three and six months ended December 31, 2002, respectively, related primarily to the previously disclosed integration of Novametrix and restructuring of operations at the Kennesaw, Georgia manufacturing facility. See Notes G and J to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other income was $1,642,000 and $1,715,000 for the three and six months ended December 31, 2003, which is primarily comprised of realized and unrealized foreign currency exchange gains, offset by interest expense on the Company’s long-term obligations and recognized losses on designated cash flow hedges that are more fully described in Note E to the consolidated financial statements. The strengthening of the Japanese Yen, and to a lesser extent the Euro against the U.S. dollar are the significant drivers of these gains. Other expense was $98,000 and $299,000 for the three and six months ended December 31, 2002.

The Company’s effective income tax rate was approximately 37% for the three and six months ended December 31, 2003 as compared to 38% for the three and six months ended December 31, 2002. This reduction was due primarily to the income tax benefits associated with various on-going tax planning.

As a result of the factors described above, the Company’s net income was $15,902,000 (8% of net sales) or $0.45 per diluted share for the quarter ended December 31, 2003 as compared to net income of $9,213,000 (6% of net sales) or $0.27 per diluted share for the quarter ended December 31, 2002. The restructuring and acquisition-related expenses described above constituted $0.05 and $0.13 per diluted share on an after-tax basis, respectively, for the three months ended December 31, 2003 and 2002. The Company’s net income was $27,052,000 (8% of net sales) or $0.77 per diluted share for the six months ended December 31, 2003 as compared to net income of $18,099,000 (6% of net sales) or $0.53 per diluted share for the six months ended December 31, 2002. The restructuring and acquisition-related expenses described above constituted $0.11 and $0.19 per diluted share on an after-tax basis, respectively, for the six months ended December 31, 2003 and 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $242,180,000 at December 31, 2003 and $212,787,000 at June 30, 2003. Net cash provided by operating activities was $50,660,000 for the six months ended December 31, 2003 as compared to $37,559,000 for the six months ended December 31, 2002. The increase in cash provided by operating activities for the current six-month period was primarily due to an increase in net income and lower accrued expense reductions compared to the prior year period.

Net cash used by investing activities was $26,429,000 for the six months ended December 31, 2003 as compared to $22,101,000 for the six months ended December 31, 2002. Cash used by investing activities for both periods includes capital expenditures, which include the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the cost of equipment leased to customers. Cash used by investing activities also includes additional purchase price payments for previously acquired businesses pursuant to the terms of the acquisition agreements. The funding for investment activities in both periods was provided by positive cash flows from operating activities and accumulated cash and cash equivalents.

During the six months ended December 31, 2003, $1,718,000 of cash was provided by financing activities, resulting primarily from proceeds from the issuance of common stock under the Company’s stock option plan, offset by repayments under the Company’s various long-term obligations. Net cash used by financing activities was $14,397,000 for the six months ended December 31, 2002, resulting primarily from repayments of long-term obligations. As of December 31, 2003, the balance on the Company’s revolving credit facility, its primary borrowing arrangement, was zero.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,898,000 at December 31, 2003), and its accumulated cash and cash equivalents (totaling $121,850,000 at December 31, 2003) — will be sufficient to meet its current and presently anticipated short-term and long-term future needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

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

The following table summarizes significant contractual obligations and commercial commitments of the Company as of December 31, 2003:

Contractual Obligations and Commercial Commitments

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$3,944,000	$544,000	$2,467,000	$933,000	$—
Capital Lease Obligations	31,533,000	10,928,000	14,831,000	5,774,000	—
Operating Leases	27,724,000	6,552,000	9,058,000	6,663,000	5,451,000
Amounts payable to selling parties of previously acquired businesses	5,131,000	675,000	4,456,000	—	—

Total Contractual Obligations	$68,332,000	$18,699,000	$30,812,000	$13,370,000	$5,451,000

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Letters of Credit	$1,306,000	$1,306,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji and BiliChek, for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that have accrued as of December 31, 2003 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note J to the Consolidated Financial Statements for additional information about these obligations.

The contractual obligations and commercial commitments table above does not reflect obligations under purchase orders that arise in the ordinary course of business and that are typically fulfilled within ninety days. In addition to ordinary course purchase orders, the Company enters into supply agreements and distribution agreements in the ordinary course of business, some of which make the purchase of minimum quantities of products a condition to exclusivity or to obtaining or retaining more favorable pricing. Since failure to purchase the minimum amounts under these agreements generally does not result in a breach of contract, but only to an option on the part of the vendor to terminate Respironics’ exclusivity or increase the product prices Respironics pays to the vendor, they are not included in the contractual obligations and commercial commitments table above.

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $13,215,000 at December 31, 2003 as compared to $12,147,000 at June 30, 2003. Approximately 7% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2003 (compared to 8% during the three-month and six-month periods ended December 31, 2002), of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2003 and June 30, 2003, the Company has included $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003. In addition, no new critical accounting policies have been adopted during the first six months of fiscal year 2004, except where impacted by new accounting rules disclosed in Note K to the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates - The Company’s primary interest rate risk relates to its long-term debt obligations. Information relating to the sensitivity to interest rate changes is omitted because interest rate risk has not materially changed from that disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Foreign Currency Exchange Rates - The Company’s functional currency is the U.S. dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the Hong Kong Dollar and the Chinese Yuan. As part of the Company’s risk management strategy, management put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note E to the consolidated financial statements for additional information about the Company’s foreign currency hedging activities.

For the six-month period ended December 31, 2003, sales denominated in currencies other than the U.S. dollar totaled $45,567,000, or approximately 13% of total sales.

An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $4,143,000 for the six-month period ended December 31, 2003. Foreign currency gains included in the determination of the Company’s net income, including amounts related to designated cash flow hedges, were $2,541,000 for the six-month period ended December 31, 2003.

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

The Company is, as a normal part of its business operations, a party to legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 2:	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 3:	Defaults Upon Senior Securities

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 18, 2003. The holders of 31,439,575 shares of the Company’s stock (approximately 92% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were:

(i) The election of three persons to serve as directors for a three-year term expiring at the Annual Meeting of Shareholders in 2006;

(ii) The ratification of the selection of Ernst & Young LLP as independent accountants to audit the financial statements of the Company for the fiscal year ending June 30, 2004; and

(iii) The amendment to the Respironics, Inc. 2000 Stock Incentive Plan to increase the number of shares available.

The results of voting were as follows:

(i) Joseph C. Lawyer, Sean McDonald, and John C. Miles II, the nominees of the Company’s Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2006. There were no other nominees.

Shares were voted as follows:

Name	For	Withhold Vote For
Joseph C. Lawyer	28,141,713	3,297,862
Sean McDonald	30,065,092	1,374,483
John C. Miles II	28,036,432	3,403,143

(ii) The selection of Ernst & Young LLP as independent accountants for the 2004 fiscal year was ratified: affirmative votes, 27,656,077; negative votes, 3,771,234; withheld votes, 12,264.

(iii) The amendment to the Respironics, Inc. 2000 Stock Incentive Plan to increase the number of shares available was adopted: affirmative votes, 20,098,952; negative votes, 7,579,074; withheld votes, 79,989.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.9	Amendment to the Bylaws of the Company on October 1, 2003, filed as Exhibit 3.9 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

Exhibit 3.10	Amendment to the Bylaws of the Company on November 18, 2003, filed as Exhibit 3.10 to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K

Current report on Form 8-K of Respironics, Inc. with a report date of October 2, 2003, announcing that John L. Miclot has been appointed President and Chief Executive Officer of the Company.

Current report on Form 8-K of Respironics, Inc. with a report date of October 23, 2003, announcing the Company’s financial results for the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: February 12, 2004	/s/ DANIEL J. BEVEVINO

Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer