Form 10-K
period 2004-06-30
RESPIRONICS INC
filed 2004-09-13
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒     No  ☐

As of December 31, 2003, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,509,000,000. (All directors, executive officers, and 10% shareholders of the registrant are considered affiliates).

As of August 31, 2004, there were 38,656,036 shares of Common Stock of the registrant outstanding, of which 3,495,242 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 16, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and statements incorporated by reference in this Form 10-K from the 2004 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales and acceptance of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; U.S. Food and Drug Administration (“FDA”) and other regulatory requirements and enforcement actions; future results from acquisitions; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States (including potential future effects of the change in sovereignty of Hong Kong); foreign currency fluctuations; expiration of intellectual property rights; customer consolidation and concentration; increasing price competition and other competitive factors in the sale of products; interest rate fluctuations; intellectual property and related litigation; other litigation; future levels of earnings and revenues; and third party reimbursement.

Item 1. Business

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

Respironics maintains an internet website at the following address: www.respironics.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as filed with the Securities and Exchange Commission (the “SEC”) are available on or through the Company’s website without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies are also available, without charge, upon written request to Dorita Pishko, Corporate Secretary, Respironics, Inc., 1010 Murry Ridge Lane, Murrysville, PA 15668-8525.

General

Respironics, Inc. is a leading developer, manufacturer and marketer of medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. The Company’s products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home and in hospitals along with alternative care facilities and in emergency medical settings. The Company’s primary product lines are:

(i)

Homecare products, including: (a) sleep apnea products, including continuous positive airway pressure (“CPAP”) devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea (“OSA”), a serious disorder characterized by the repeated cessation of breathing during sleep (a CPAP device provides continuous air pressure into a patient’s airway, whereas a bi-level device provides higher air pressure into a patient’s airway during inhalation and lower pressure during exhalation); (b) respiratory devices including bi-level non-invasive ventilation products that provide positive airway pressure into a patient’s airway to supplement (but not replace) the patient’s own breathing; (c) invasive portable volume ventilation products used in the home; (d) home oxygen products; and (e) infant management and developmental care products;

(ii)	Hospital products, including: (a) therapeutic devices that assist or control a patient’s ventilation such as bi-level non-invasive ventilation products and critical care ventilation products that can deliver both non-invasive and invasive ventilation; and (b) cardio-respiratory monitoring products that provide information about a patient’s condition, all of which are used in hospital or institutional settings; and

(iii)	Respiratory drug delivery products that are used in both the home and hospital settings.

Respironics markets its products through homecare, hospital, respiratory drug delivery, and international sales organizations, which consist of approximately 470 direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers and dealers (commonly referred to as “dealers”) and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end-users. With over 80% of its sales currently reaching the global homecare market, Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

Recent Acquisitions

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding shares of Profile Therapeutics plc (referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile, representing a total purchase price of 25,140,000 British Pounds (or approximately $46,057,000). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery. Profile’s core respiratory delivery system is an innovative platform that utilizes “intelligent inhalation” technology called Adaptive Aerosol Delivery (AAD). This delivery system is designed to automatically respond to individual patients’ breathing patterns to deliver a precise dose synchronized with a patient’s inhalation cycle. The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used compared to conventional nebulizers. Profile’s second generation AAD system, Prodose, is approved for use in the UK and various markets in Europe, and it has recently received 510(k) clearance from the FDA. The results of operations of Profile will not be included in the Company’s consolidated income statement until the 2005 fiscal year.

Caradyne—In February 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (WBT), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited [now known as “Respironics (Ireland) Limited”] for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through July 1, 2005. Subsequent to June 30, 2004, the Company paid $1,000,000 as a result of the successful achievement of a performance milestone. WBT and Caradyne Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing, and marketing of unique technologies that are complementary with the Company’s ventilation product portfolio, primarily used in hospital settings and pre-hospital applications. The results of operations of Caradyne are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, February 27, 2004.

BiliChek—In March 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. During the year ended June 30, 2004, the Company accrued $1,993,000 for milestones achieved during the period (of which $1,655,000 was paid as of June 30, 2004). The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The results of operations of BiliChek are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, March 6, 2003.

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji over four years through December 2006. The Company acquired an additional 20% of Fuji in October 2003, increasing its ownership percentage to 80%. The base cash purchase price for all of the outstanding shares of Fuji is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. The acquisition of Fuji has enabled the Company to significantly increase its market presence in Japan, which represents a large, under-penetrated market with substantial growth potential. The results of operations of Fuji are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, May 31, 2002.

Novametrix—In April 2002, the Company acquired 100% of the outstanding common stock of Novametrix Medical Systems Inc. (now known as “Respironics Novametrix, LLC” and referred to herein as “Novametrix”), a leading cardio-respiratory monitoring company that developed, manufactured, and marketed proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories along with developmental care products for premature infants. The Company issued 2,400,000 shares of its common stock to the former stockholders of Novametrix in exchange for their Novametrix shares, and reserved 509,000 shares of its common stock for future issuance upon the exercise of options and warrants issued in exchange for Novametrix options and warrants outstanding. The total value of the Company’s shares issued and reserved for issuance (net of proceeds from exercise of options and warrants in the transaction) was $85,149,000, including transaction costs. The Company’s acquisition of Novametrix provided several benefits to the Company, including adding monitoring products that complement the Company’s therapeutic ventilation products used in the hospital environment. The acquisition also brought certain developmental care products that complement the Company’s infant management products and programs. With the acquisition of Novametrix, the Company also expanded the size of its sales and marketing teams for both the hospital and infant management businesses. The results of operations of Novametrix are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 12, 2002.

See Note Q to the Consolidated Financial Statements for more information about these acquisitions.

Products

The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Virtuoso, Encore, Encore SmartCard, Soft Series, Tranquility, Smart Monitor, ASSESS, Personal Best, Wallaby, Inspiration, Esprit, AsthmaCheck, OptiHaler, BiPAP, BiPAP Vision, PLV, Synchrony, H2, Image3, OptiChamber, Alice, Stardust, AsthmaMentor, BiliChek, AAD, Bi-Flex, NICO, and Whisperflow. The following are trademarks of the Company as used in this document: Respironics Millennium, Profile Lite, Simplicity, Comfort Series, ComfortSelect, ComfortClassic, ComfortLite, ComfortGel, ComfortFull, SleepLink, Power Programs, Prodose, FloTrak, C-Flex, Contour Deluxe, Performa Trak, Performa Classic, M10, and PLV-C.

The Company’s principal products can be divided into two categories: homecare products and hospital products.

Homecare Products

The Company’s homecare products can be separated into five major subcategories: sleep apnea products; non-invasive ventilation products; invasive portable volume ventilation products; oxygen products; and infant management and developmental care products used in the home.

Sleep Apnea Products. Respironics believes it is the worldwide market share leader in OSA therapy devices. The Company’s primary OSA products include the REMstar CPAP Series and the BiPAP Series and Tranquility bi-level units, and related accessories such as humidifiers, masks, tubes, filters and headgear.

The Company’s CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The REMstar Series CPAP systems (REMstar Plus, REMstar Pro, and REMstar Auto) are low-cost, innovative OSA therapy devices that meet the Company’s strategy of offering units at all key price points and represent state-of-the-art CPAP systems that provide high-quality treatment options at an economical price. The REMstar Auto CPAP system utilizes innovative technology to monitor the patient’s airway and adjust output automatically in order to deliver the appropriate pressure. The REMstar Pro and REMstar Auto also feature built-in memory to record patient usage and quality of life data. The Company’s Encore SmartCard is an easy-to-use device to retrieve this patient data, update air pressure settings, and change modes of operations for certain of the Company’s CPAP and bi-level devices by utilizing specially developed data management software that is programmed onto a credit card sized Encore SmartCard. The C-Flex technology provides OSA sufferers with a more comfortable treatment for sleep apnea when compared to traditional CPAP treatment by tracking the patient’s breathing to ensure the optimal amount of pressure is delivered at exhalation. The C-Flex technology is currently available on the Company’s REMstar Pro (released during the 2003 fiscal year) and REMstar Plus (released during the 2004 fiscal year) and will be extended to other devices in the future.

The BiPAP Pro, BiPAP Plus, and the Tranquility Bi-level System are the Company’s primary bi-level OSA units. These units sense the patient’s breathing cycle and adjust the pressure accordingly. The BiPAP Pro unit also contains advanced leak-sensing technology, which improves the unit’s pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients who have difficulty using CPAP.

The Company also offers both integrated and stand-alone humidifiers as accessories to support its strategy of enhancing patient adherence to the therapy provided by its CPAP and bi-level devices. Humidifying the air that flows into the patient’s airway provides more comfortable therapy for certain patients.

The Company also provides masks used with CPAP and bi-level devices, primarily from its Comfort Series including the Respironics Profile Lite, ComfortSelect, ComfortClassic, ComfortLite, ComfortGel, ComfortFull Face, and Respironics Simplicity masks. The Company believes that its nasal mask products were the first masks to adequately seal on a patient’s face for nasal CPAP delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Company’s nasal mask products are all designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. Full Face Masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep disorders laboratories (commonly known as “sleep labs”). The Company also provides products for patient testing in the home that allow clinicians to expand the number of patients who can be served by a traditional sleep lab.

The Company’s primary sleep diagnostic product is the Alice System. Alice is a computer-based system for use in sleep labs and other clinical settings. It is capable of recording up to 25 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient’s physiological data, the Alice System utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on either infants or adults, and separate software programs were developed specifically for each type of patient.

The Company also manufactures and markets Stardust, a palm-sized portable sleep system that monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors that are specifically designed for use in the home. These sensors record a variety of patient data and the information is subsequently sent to the sleep lab or other clinical setting where it is diagnosed by a trained clinician.

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

The OSA patient can purchase or rent the Company’s OSA therapy products from home medical equipment service provider and dealer locations throughout most of the world. Personnel at each of these locations are generally equipped to train the patient in the product’s use and to maintain and service the product. See “Sales, Distribution, and Marketing.” The retail price for a CPAP unit ranges from $1,200 to $1,700, depending on the type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,300 to $3,000, depending on which model is purchased. The Company’s sleep diagnostic products are sold through dealers and directly to clinical sites.

Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilation products in the U.S. These products are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilation requirements of the patient.

The Company’s principal non-invasive ventilation product is the BiPAP Synchrony Ventilatory Support System. This device is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. This device senses the patient’s breathing and adjusts its output to assist in inhalation and exhalation. Additionally, the device compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

The Company believes that its non-invasive ventilation product has the potential for increasing patient comfort by adapting to the patient’s breathing cycles as opposed to requiring the patient to adapt his or her breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. Non-invasive ventilation products are generally less expensive than invasive ventilators.

Invasive Portable Volume Ventilation Products. The Company believes that it is one of the leading manufacturers and marketers of invasive portable volume ventilators that are used in the home by individuals who are typically dependent on the ventilators for continuous life support.

The Company’s principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically powered unit specifically designed for long-term use in the home and also suitable for transport, short-term, and institutional use. The PLV-100 can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit, and it can be powered by normal AC power or DC battery power and be operated in three different ventilation modes depending on the patient’s needs. The unit features a variety of alarms and displays to alert clinicians and caregivers to changes in the patient’s pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end-user patients primarily through the Company’s network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end-users. In certain limited cases, the Company rents these units directly to end-users. The Company’s next generation invasive portable volume ventilator, the PLV-C, recently received 510(k) clearance and will be released during the 2005 fiscal year.

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

The Company’s primary oxygen concentrator product is the Respironics Millennium. This unit is designed to be easy to maintain and service and is suitable for chronic patients in the advanced stages of illness and for the less severe respiratory patient. The Respironics Millennium also features a low sound level and is mobile, both of which are important features for a device that is used in the home. In 2004, the Company introduced the Respironics Millennium M10 concentrator (“M10”), which was engineered to reduce the cost of providing oxygen at higher liter flows.

The Company also manufactures and markets oximeter products for use in the home. The units, which allow the caregiver to take readings of the patient’s blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data. This data can be later downloaded via the Company’s software, which prints reports for oximetry analysis.

Infant Management and Developmental Care Products. The Company’s primary infant management products are monitoring devices designed for infants at risk for sudden infant death syndrome or “SIDS.” SIDS is the sudden unexpected death of an infant that remains unexplained after investigation and is one of the leading causes of death in the U.S. of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardio-respiratory episodes, and those born to a family with a SIDS incident history. A limited number of alternative monitoring technologies are generally available.

The Company’s primary infant monitor is the Smart Monitor, a fifth-generation microprocessor-based design that incorporates many aspects of a physiological recorder into the traditional monitor. In addition to sounding an alarm to alert the infant’s caregiver, the Smart Monitor documents patient episodes with an internal electronic memory system, enabling physicians to study up to six channels of patient waveforms in order to assess the medical significance of the alarm episodes and determine the need for continued monitoring or possible hospitalization. The data collected by the Smart Monitor can be transmitted from the home to a clinical center over phone lines or can be extracted from the Smart Monitor using a memory transfer device such as a computer.

The Company also manufactures and markets the Wallaby II Phototherapy System, a cost-effective, home-based alternative to conventional overhead phototherapy lights for treating newborn jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage.

The Company also manufactures and markets the BiliChek Non-Invasive Bilirubin Analyzer, a non-invasive device that measures the level of bilirubin in the blood of infants. The historical method of measuring bilirubin levels to diagnose jaundice in infants, the “heel stick,” involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliChek replaces the heel stick by analyzing reflected light shined on an infant’s forehead to generate immediate and painless test results at a low cost. The Company acquired the BiliChek line of products from SpectRx, Inc. on March 6, 2003. Prior to the acquisition, the Company had exclusive distribution rights in the United States and Canada for the BiliChek. The device has received clearance to market from the FDA for infants before, during, and after phototherapy treatment.

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

Sales of homecare products and all related accessories and replacement parts accounted for 81% (domestic—62%; international—19%), 81% (62%; 19%), and 85% (69%; 16%), of the Company’s net sales for its fiscal years 2004, 2003, and 2002, respectively.

Hospital Products

The Company has two major hospital product groups: therapeutic products that assist or control a patient’s ventilation and cardio-respiratory monitoring products that provide clinical information about a patient’s condition.

Therapeutic Products. The Company’s primary therapeutic products are the BiPAP Vision and the Esprit. The BiPAP Vision is a non-invasive ventilatory support device designed specifically for hospital use and which features an oxygen module, provides higher flow and pressure functions than the Company’s other non-invasive units, and is designed to be easily upgraded. The BiPAP Vision also includes integrated airway pressure monitoring, an integrated display screen, a disposable circuit, and a mounting stand, all of which are designed to allow the unit to be used more easily in delivering non-invasive ventilation support in the hospital environment.

The Company also manufactures and markets the Esprit, a ventilator designed for use in the hospital and institutional settings. Esprit is designed to effectively deliver both invasive and noninvasive ventilation, thus eliminating the need to use two separate ventilators for one patient and allowing it to be used throughout the continuum of patient care. With invasive ventilation, the ventilator delivers a mixture of room air and oxygen into a patient’s lungs via a tube inserted into the patient’s airway. These patients are typically dependent on the ventilator for life support. Esprit features a graphical user interface with an infrared touch screen, alarm and status indicators designed to allow rapid assessment of alarm conditions and patient status, volume and pressure control, and is designed to be easily upgraded. During the last eighteen months, the Company developed and released several software and other product enhancements to the Esprit ventilator, including FlowTrak and Trending, aimed at increasing its capabilities and ease of use. FlowTrak provides a new breathing mode for the Esprit, whereby the volume of gas delivery can be increased or decreased based on the patient’s requirements. Trending provides the clinician with the ability to review patient data, alarm occurrences, and ventilator settings from the previous seventy-two hour period. The Esprit has a graphics option available, designed to provide clinicians with immediate, real time feedback in order to optimize ventilator settings. Also available is a color screen option, designed to enhance the clinicians’ ability to identify displays and facilitate the Esprit’s already easy-to-use graphical user interface.

The Company’s February 2004 acquisition of Caradyne provided new innovative noninvasive devices for use in hospitals and pre-hospital applications. The Whisperflow product line provides a comprehensive noninvasive ventilation treatment solution effective for treating a wide range of adult and pediatric respiratory conditions. Most notably, it is designed to reduce the patients’ work of breathing, improve oxygen uptake and is highly portable and easy to use.

The Company also manufactures, distributes, and rents several other hospital ventilation products, including a version of the PLV-100 designed more specifically for institutional use, and a variety of masks, tubing and headgear similar to those used in the homecare market described above along with certain other accessories specifically designed for hospital and institutional use.

Cardio-Respiratory Monitoring Products. The Company also manufactures and markets cardio-respiratory monitors, sensors and related disposable accessories. These electronic devices provide the measurements and continuous display of a patient’s cardiac output, carbon dioxide, oxygen saturation, and respiratory mechanics parameters. The sensors for the Company’s devices are designed so that this patient data can be gathered non-invasively. Noninvasive monitoring offers advantages over invasive monitoring, including a reduced likelihood of infection and other associated complications that can result from invasive monitoring. The Company’s cardio-respiratory monitoring devices are used in hospital operating rooms, intensive care units, emergency departments, and while transporting patients to or within hospitals.

Sales of hospital products and accessories accounted for 19% (domestic—13%; international—6%), 19% (13%; 6%), and 15% (11%, 4%) of the Company’s net sales for fiscal years 2004, 2003, and 2002, respectively.

Respiratory Drug Delivery Products. The Company also provides respiratory drug delivery products that are used in both the home and hospital settings, including nebulizers, peak flow meters, and spacers. The Company distributes several models of medication nebulizers, which dispense medication in a fine mist for inhalation deep into the lungs, under the trade name Inspiration. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma or allergies. The Company’s models utilize a compressor to direct a flow of air through the nebulizer chamber that contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, has contributed to the growth of this market. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler (“MDI”), facilitates the delivery of asthma medications. The Company believes that it is currently the U.S. leader in the sale of peak flow meters, marketing products that include the ASSESS, AsthmaMentor, and AsthmaCheck peak flow meters and the portable peak flow meter, Personal Best. The Company also markets two spacer products known as OptiChamber and OptiHaler.

Manufacturing and Properties

The Company owns or leases its manufacturing, office and warehouse facilities. The Company’s major facilities and their primary uses are summarized below:

	Square Feet	Owned/Leased
United States:
Murrysville, Pennsylvania (offices)	55,000	Owned
Murrysville, Pennsylvania (offices)	23,000	Leased
Murrysville, Pennsylvania (manufacturing)	127,000	Owned
Plum Borough, Pennsylvania (offices and warehouse)	17,000	Leased
Kennesaw, Georgia (manufacturing)	129,000	Leased
Carlsbad, California (manufacturing)	85,000	Leased
Wallingford, Connecticut (manufacturing)	53,000	Leased
Cedar Grove, New Jersey (offices)	10,000	Leased
Youngwood, Pennsylvania (warehouse)	104,000	Leased
Edison, New Jersey (warehouse)	6,800	Leased
Houston, Texas (warehouse)	6,000	Leased
Concord, California (warehouse)	6,400	Leased
La Mirada, California (warehouse)	6,400	Leased
Thorton, Colorado (offices and warehouse)	9,000	Leased

International:
Hong Kong (offices)	10,000	Leased
Shenzhen, China (manufacturing)	100,000	Leased
Subic Bay, Philippines (manufacturing)	2,300	Leased
Tokyo, Japan (offices)	5,400	Leased
Saitama City, Japan (warehouse)	26,300	Leased
Herrsching, Germany (offices and warehouse)	19,000	Leased
Nantes, France (offices and warehouse)	6,100	Leased
Paris, France (offices)	3,400	Leased
Galway, Ireland (offices and manufacturing)	14,000	Leased

The Company also has approximately 65 sales and service centers throughout Japan, each of which is approximately 950 square feet in size and is leased.

Operations in the Far East and Europe are subject to the risks normally associated with foreign operations including, but not limited to, foreign currency fluctuations, possible changes in export or import restrictions and the modification or introduction of other governmental policies with potentially adverse effects.

The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including augmenting the current partial second shift work schedule at the United States facilities. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company also owns land near the existing Murrysville facilities. Future expansion in Murrysville, if needed, could take place on this land.

The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company believes that the raw materials for all of its material products are readily available from a number of suppliers.

Sales, Distribution and Marketing

The Company sells and, in some cases, rents its products primarily to home medical equipment service providers (also referred to herein as “homecare dealers” or “providers”) and hospital distributors. These parties in turn resell and rent the Company’s products to end-users. The Company also sells certain of its products directly to hospitals. The Company’s products reach its customers in the United States primarily through the Company’s field network, which consists of 34 national and regional management employees, 135 direct sales representatives and sales support specialists, and 39 independent manufacturers’ representatives.

The Company manages its U.S. dealer network through the direct sales force and independent manufacturers’ representatives. The Company’s sales management team includes a Vice President of Homecare Sales, a Vice President of Homecare Marketing, a Vice President of Hospital Sales and Marketing, a Vice President of Hospital Sales, a Director of Respiratory Drug Delivery Sales, 19 Regional Sales Managers, and 10 National Accounts Managers. This team directs the activities of the independent manufacturers’ representatives, direct sales representatives, and sales support specialists.

The Company’s international sales efforts are conducted through an International Division President, a Vice President of Europe, Africa, and Middle East Sales and Marketing, a Vice President of Asia Pacific Sales and Marketing, a Vice President of Japan Sales and Marketing, a Director of Latin American Sales and Marketing, and a Director of International Sales and Marketing, Neonatal Diagnostics. The Company also has direct sales representatives and a customer satisfaction staff in the Far East and Europe Total international sales personnel for the Company is approximately 256 individuals, including management, account managers, sales support specialists, and direct sales representatives. The Company’s international sales employees sell products from both the Homecare and Hospital product groups. International sales accounted for approximately 25%, 25%, and 20% of the Company’s net sales for fiscal years 2004, 2003, and 2002, respectively.

The Company’s program-oriented approach to doing business with homecare dealers, “Power Programs for Providers,” incorporates specific products with a package of diagnostic tools and other educational materials. The programs are designed to support a provider’s desire to offer the finest care possible while assisting the provider in growing its business. The Company currently offers five Power Programs: Sleep Management, Chronic Respiratory Management, Ventilation Management, Asthma, Allergy, & Sinusitis Management, and Infant Management.

The Company’s marketing organization is currently staffed by Product Managers, who are assigned to each of the Company’s principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

The Company has relationships with a variety of key customers. Some of these relationships are based on written supply agreements, while others are not. The Company extended its supply agreements with several key customers during the 2004 fiscal year. These agreements generally represent the “right to sell” to customers, often at stated prices and terms. However, often this access is shared and the Company (and its competitors) must still compete for new business. Most of these relationships are terminable at will or upon short notice periods. Maintaining positive relationships with these customers is a key element of the Company’s sales and marketing strategy. Failure to maintain customer relationships could adversely affect the Company’s future results of operations.

The Company’s U.S. homecare dealer customer base (which ranges in size from large, publicly held dealers with several hundred branch locations to small, owner-operated dealers with one location) continues to undergo consolidation, particularly among dealers specializing in homecare products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company’s products as a result of greater purchasing power and market dominance enjoyed by larger customers.

During the fiscal year ended June 30, 2004 no individual customer accounted for 10% or more of net sales, although one customer accounted for slightly less than 10% of the Company’s net sales. While no other individual national homecare dealer customer in the U.S. accounted for less than 10% of net sales, in aggregate these customers constitute an important market for the Company’s products.

The Company offers leasing programs to certain of its customers through arrangements with independent leasing companies. In some cases, these arrangements make the Company contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables initiated by or transferred to the leasing companies. The Company’s total exposure for unpaid installment receivables under these leasing programs was approximately $14,999,000 and $13,196,000 at June 30, 2004 and 2003, respectively. See Note K to the Consolidated Financial Statements for additional information.

Competition

The Company believes that the principal competitive factors in all of its markets are product and service performance and innovation, efficient distribution and competitive price. Price competition has become more intense in the last several years. In the case of a number of the Company’s and its competitors’ products, patent protection is becoming more prevalent and of increasing competitive importance. The Company competes on a product-by-product basis with various other companies, some of which have significantly greater financial and marketing resources and broader product lines than the Company.

The Company believes that it is a U.S. market leader in several major markets in which it competes, including: OSA; chronic obstructive pulmonary disease; asthma and allergy; and infant care products. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects competition to increase. In its major product lines, the Company competes with two principal competitors, divisions of Tyco International Ltd (“Tyco”) and ResMed, Inc. (“ResMed”). Tyco, which is the Company’s largest major competitor and has the greatest financial resources of the Company’s competitors, offers an array of products that compete with many of the Company’s major products. ResMed competes with the Company in the OSA and noninvasive ventilation. The Company also competes with Invacare Corp., Viasys Healthcare Inc., Dräger AG, Getinge AG, Vital Signs, Inc., Monaghan Medical Corp., Fisher & Paykel Healthcare Corp. Ltd., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of foreign manufacturers, primarily in their local overseas markets and, to a lesser extent, in the domestic market.

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

Research and Development

The Company believes that its ability to identify product opportunities, to respond to the needs of cardiopulmonary and other physicians and their patients in the treatment of sleep and respiratory and other disorders and to incorporate the latest technological innovations into its medical products has been and will continue to be important to its success. The Company’s research and development efforts are focused on understanding the problems faced by cardiopulmonary physicians and their patients’ needs and on maintaining the Company’s technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers to supplement these research and development efforts. The Company’s research and development efforts enable it to capitalize on opportunities in the sleep and respiratory medical product market by upgrading its current products as well as developing new products. In addition to the ongoing research and development work in the Company’s existing product areas and existing sleep and respiratory markets, the Company has also begun investing in research and development to identify opportunities in, and potential solutions to other patient needs in the sleep and respiratory markets.

The Company conducts substantially all of its research and development for existing and potential new products in the U.S. The Company currently employs approximately 255 engineers, technicians, and support personnel in such activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $29,478,000 (4% of net sales) in fiscal year 2004, $24,047,000 (4% of net sales) in fiscal year 2003, and $17,317,000 (3% of net sales) in fiscal year 2002 to support product enhancement and new product development.

The Company introduced new products in all of its core product areas during fiscal years 2004, 2003, and 2002. New product introductions in 2004 included the REMstar Plus with C-Flex CPAP device, BiPAP Pro II with Bi-Flex and BiPAP Plus bi-level obstructive sleep apnea therapy unit; new masks, including the ComfortLite, ComfortGel, Contour Deluxe, Performa Classic, and Performa Trak; product software enhancements to the Encore Pro Patient Data Management Software, SleepLink, and Esprit ventilation system; the NICO version 5.0 cardiac output monitoring system; and the Millennium M10 Concentrator. In addition, the PLV-C portable volume ventilator and neonatal CPAP received 510(k) approval from the FDA for marketing in the U.S. during the fiscal year ended June 30, 2004, and are scheduled for market release during fiscal year 2005. The Company expects to release a variety of new devices in its core product areas in fiscal year 2005. In some cases, initial distribution has been, and will be, conducted in international markets until regulatory clearance to market in the U.S. is obtained. See “Regulatory Matters.”

In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of new markets, including products for the treatment of congestive heart failure, tracheal gas insufflation (reduction of elevated carbon dioxide levels in patients being treated by a ventilator), humidification, and other sleep disorders, including insomnia. Tracheal gas insufflation involves developing a system focused on reducing carbon dioxide blood gas levels in many ventilator patients with elevated carbon dioxide levels. The Company is also developing a hospital humidification system designed to provide optimal humidification at lower usage cost than current products.

The Company is also pursuing research and development activities in the area of congestive heart failure (“CHF”) and believes certain patients with CHF are also sufferers of OSA. An additional related opportunity is the use of positive airway pressure to improve cardiovascular function.

Patents, Trademarks and Licenses

The Company seeks protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents and other rights when infringed by other companies. The Company currently has approximately 437 U.S. and foreign patents (compared to 334 as of June 30, 2003) and has additional U.S. and foreign patent applications pending. Some of these patents and patent applications relate to significant aspects and features of the Company’s products. Forty-three of these patents expire in the next five years as follows: five expire in fiscal year 2005, seven expire in fiscal year 2006, four expire in fiscal year 2007, seven expire in fiscal year 2008, and twenty expire in fiscal year 2009. The Company has an increasingly diverse portfolio of products that should help to mitigate the impact that expiring patents could have on its business. However, the expiration of the Company’s intellectual property rights may have a future adverse impact on the Company.

The Company also has approximately 256 registered U.S. and foreign trademarks and has additional U.S. and foreign trademark applications pending.

Regulatory Matters

The Company’s products are subject to regulation by, among other governmental entities, the FDA and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products in the U.S. The Company must comply with statutory requirements and FDA regulations and is subject to various FDA recordkeeping and reporting requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and uncertain. The FDA also regulates the clinical testing of medical devices. Moreover, FDA clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA requirements can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, FDA clearances or approvals for the Company’s products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

The Company must obtain FDA or foreign regulatory approval or clearance for marketing the Company’s new devices prior to their release in the U.S. There are two primary means by which the FDA permits a medical device to be marketed. A manufacturer may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain such clearance, the 510(k) premarket notification must establish that the device is “substantially equivalent” to a predicate device that has been legally marketed under a 510(k) notification or was marketed before May 28, 1976. In some situations, a device also may be cleared by a 510(k) premarket notification through “de novo” classification even though there is no predicate device. The manufacturer may not place the device into commercial distribution in the U.S. until a substantial equivalence determination notice is issued by the FDA. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require the Company to modify its product labeling, before it will make a finding of substantial equivalence. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation of the 510(k) premarket notification and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

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

Foreign regulatory approvals vary widely depending on the country. The Company has received ISO 9001 certification for its Murrysville, Kennesaw, Carlsbad, Wallingford, Cedar Grove, Nantes, Herrsching, Subic Bay and Shenzhen facilities based on criterion developed by the International Organization for Standardization, a quality standards organization with headquarters in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union’s Medical Device Directives, to affix the “CE Mark” to the Company’s products marketed throughout the world. The primary component of the certification process was an audit of the facilities’ quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Device Directives. Since receiving their original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.

On February 10, 2004 the Company received a warning letter from the FDA regarding its Carlsbad, CA manufacturing facility, which manufactures the Company’s Esprit Ventilator. The warning letter follows an FDA inspection of manufacturing and reporting practices that was completed on June 27, 2003. The warning letter addresses specific observations made during the inspection including the manner in which the Company dealt with and reported recalls. Following the inspection the Company took action to address the FDA’s observations. Subsequently, the Company has met with FDA officials regarding the warning letter and will continue to work closely and cooperate with the agency to ensure that all findings are brought to positive resolution. In July 2004 the FDA conducted a re-inspection of the Carlsbad, CA manufacturing facility. The Company believes it has made significant improvements to quality system in Carlsbad and has taken the appropriate actions to remedy the FDA’s findings from the warning letter and re-inspection. The Company is continuing to work in close cooperation with the FDA to bring these findings to resolution.

Third Party Reimbursement

The cost of a significant portion of medical care in the U.S. is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance programs including health maintenance organizations and managed care organizations. Countries outside of the U.S. also have government and private insurance medical reimbursement programs that vary on a country-by-country basis, with varying levels of reimbursement and degrees of sophistication. Except for amounts representing an insignificant portion of the Company’s annual revenues (less than 1%), the Company does not file claims or bill governmental programs and other third-party payers directly for reimbursement of its products sold in the United States. However, the Company is still subject to laws and regulations relating to governmental programs, and violation of these laws and regulations could result in civil and criminal penalties, including fines. The Company continually strives to comply with these laws and believes that its arrangements do not violate these laws. The Company’s future results of operations and financial condition could also be negatively affected by adverse changes made in the reimbursement policies for medical products under these insurance programs. If such changes were to occur, the ability of the Company’s customers to obtain adequate reimbursement for the resale or rental of the Company’s products could be reduced. In recent years, limitations imposed on the levels of reimbursement by both government and private insurance programs have become more prevalent.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act reduced medical reimbursement for respiratory drugs to homecare providers effective January 1, 2004. Additional restrictions will go into effect on January 1, 2005, including further and more significant reductions in the reimbursement of respiratory drugs, as well as the adjustment of certain reimbursement levels to those made under Federal Employee Health Plans. The Act also places a freeze on current reimbursement levels for durable medical equipment (“DME”) through 2008, including certain of the Company’s products. In 2007, Medicare will begin competitively bidding certain DME products and services in specified Metropolitan areas. Although the specific DME products and services affected by competitive bidding have not yet been determined, it is possible that some of the Company’s product offerings could be included. Although these changes (except for the competitive bidding provisions for which the potential impact is currently unknown to the Company) only directly impact certain of the Company’s current product offerings that represented less than 10% of net sales during the year ended June 30, 2004, they will reduce reimbursement on certain other products distributed by certain of the Company’s customers. These changes in medical reimbursement may have a future adverse impact on the Company’s results of operations, although the Company believes that its product breadth and diversification and manufacturing efficiencies will help to mitigate the potential financial impact of the medical reimbursement reductions.

Employees

The Company currently has approximately 3,000 employees, including approximately 890 hourly employees in the U.S. and 650 hourly employees in the Far East. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations and export sales is discussed in Item 1, “Business - Sales, Distribution and Marketing,” and set forth in Note N of the Consolidated Financial Statements included in this Annual Report.

Item 2. Properties

Information with respect to the location and general character of the principal properties of the Company is included in Item 1, “Business - Manufacturing and Properties.”

Item 3. Legal Proceedings

Invacare Litigation

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of Respironics. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages, and an award of three times actual damages because of Invacare’s willful infringement of Respironics’ patents. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint. The parties currently are engaged in discovery.

On August 10, 2004, Invacare filed a lawsuit against the Company in the United States District Court in the Northern District of Ohio alleging that the Company has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability for competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. The Company is vigorously defending itself in this suit.

Other

The Company is, as a normal part of its business operations, also a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year 2004, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of June 30, 2004, 38,478,511 shares of the Company’s common stock were issued, of which 3,495,242 are held in treasury. The common stock is traded in the over-the-counter market and is reported on the NASDAQ National Market system under the symbol “RESP.” As of September 7, 2004, there were approximately 2,400 holders of record of the Company’s common stock.

The Company has never paid a cash dividend with respect to its common stock and does not intend to pay cash dividends in the foreseeable future.

High and low sales price information for the Company’s common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2004:

	First	Second	Third	Fourth
High	$43.57	$47.00	$54.74	$58.75
Low	$37.96	$40.00	$43.88	$50.53

Fiscal year ended June 30, 2003:

	First	Second	Third	Fourth
High	$35.21	$34.07	$34.72	$40.00
Low	$26.50	$28.76	$28.73	$34.31

The Company did not repurchase any shares of its common stock during the years ended June 30, 2004, 2003, or 2002. On a cumulative basis since inception of a previously disclosed stock repurchase plan that was initially approved by the Company’s Board of Directors in August 1998, through June 30, 2004 the Company repurchased 3,800,000 shares at an average price per share of approximately $11.50. A maximum of 4,000,000 shares may be repurchased under this program (from which 200,000 shares remain available for repurchase as of June 30, 2004), for which there is no expiration date. The Company may continue to repurchase shares of its common stock for cash in the open market, or in negotiated block transactions, from time to time as market and business conditions warrant.

Item 6. Selected Financial Data

Income Statement Data:

	Year Ended June 30
	2004	2003	2002	2001	2000
	(Dollars in thousands except per share data)
Net sales	$759,550	$629,817	$494,919	$422,438	$368,184
Cost of goods sold	356,625	310,385	260,795	224,087	205,230

	402,925	319,432	234,124	198,351	162,954
General and administrative expenses, excluding acquisition earn-out expenses	100,232	83,731	60,719	50,126	48,754
Acquisition earn-out expenses	8,533	2,036	0	0	0
Sales, marketing and commission expenses	147,740	116,300	86,189	72,428	62,772
Research and development expenses	29,478	24,047	17,317	15,281	16,815
Contribution to Foundation	2,844	0	0	0	0
Restructuring and acquisition-related expenses (credits)	10,942	17,789	2,288	(1,909)	20,486
Impairment charge	0	0	2,006	0	0
Other (income) expense, net	(2,078)	639	1,569	6,517	5,551

Income before income taxes	105,234	74,890	64,036	55,908	8,576
Income taxes	40,214	28,309	25,619	22,337	2,824

Net income	$65,020	$46,581	$38,417	$33,571	$5,752

Diluted earnings per share	$1.84	$1.36	$1.20	$1.09	$0.19

Diluted shares outstanding	35,309	34,344	32,008	30,886	30,004

Balance Sheet Data:

	June 30
	2004	2003	2002	2001	2000
Working capital	$301,032	$212,787	$198,966	$171,985	$155,095
Total assets	711,139	582,196	550,911	367,295	352,577
Total long-term obligations	26,897	16,513	59,502	80,055	108,095
Shareholders’ equity	519,053	426,869	367,720	235,268	191,106

There were no cash dividends declared during any of the periods presented in the above table.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2004, Compared to Fiscal Year Ended June 30, 2003:

Year ended June 30	2004	2003	Percent Increase (Decrease)
Net sales	$759,549,845	$629,817,447	21%
Cost of goods sold	356,625,125	310,385,469	15%

	402,924,720	319,431,978	26%
General and administrative expenses (excluding acquisition earn-out expenses)	100,231,728	83,730,678	20%
Acquisition earn-out expenses	8,533,000	2,036,000	319%
Sales, marketing and commission expenses	147,739,729	116,299,669	27%
Research and development expenses	29,477,699	24,047,538	23%
Contribution to foundation	2,844,475	—
Restructuring and acquisition-related expenses	10,942,352	17,788,719	(38%)
Other (income) expense, net	(2,078,417)	639,520

	297,690,566	244,542,124	22%

INCOME BEFORE INCOME TAXES	105,234,154	74,889,854	41%
Income taxes	40,214,309	28,308,365	42%

NET INCOME	$65,019,845	$46,581,489	40%

Diluted earnings per share	$1.84	$1.36	36%

Diluted shares outstanding	35,309,350	34,344,003

Net sales—Net sales for the year ended June 30, 2004 were $759,550,000 representing a 21% increase over sales of $629,817,000 recorded for the year ended June 30, 2003. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30				Dollar Increase	Percent Increase
	2004		2003
Domestic Homecare Products	$471,645,000	62%	$388,166,000	62%	$83,479,000	22%
Domestic Hospital Products	95,876,000	13%	79,776,000	13%	16,100,000	20%
International Products	192,029,000	25%	161,875,000	25%	30,154,000	19%

Total	$759,550,000	100%	$629,817,000	100%	$129,733,000	21%

Domestic homecare sales for the year ended June 30, 2004 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories (the Company’s largest product line), which represented $66,880,000 of the increase over the prior year, or 26% growth. The Company’s growth in sleep apnea therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in sleep apnea therapy, strength of the sales force and the success of customer programs, and growth of the domestic sleep apnea therapy market (estimated to be approximately 15% - 20%). Sales of developmental infant care products and oxygen products constituted the majority of the remainder of the sales increase over the prior year.

Sales of domestic hospital products for the year ended June 30, 2004 were driven primarily by growth in sales of hospital ventilators and accessories, which represented $13,439,000 of the increase over the prior year, or 30% growth, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in the hospital setting.

The Company’s international growth included sales from both homecare and hospital products; the most significant increases coming from homecare sleep apnea therapy devices and accessories ($19,901,000 of the increase over the prior year) and hospital ventilation systems and accessories ($6,395,000 of the increase over the prior year). The primarily geographic drivers for these revenue gains were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs. In Japan, in particular, the Company has experienced continued growth from the May 2002 acquisition of Fuji. Changes in foreign currency exchange rates contributed $6,808,000 of revenues during the year ended June 30, 2004 (less than 1% of net sales) compared to the prior year. Included in net sales for the year ended June 30, 2003 are approximately $10,000,000 revenues resulting from the demand for ventilation products associated with the treatment of SARS (Severe Acute Respiratory Syndrome) during the fourth quarter of fiscal year 2003 that did not recur during the year ended June 30, 2004.

Gross Profit—The Company’s gross profit was 53% of net sales for the year ended June 30, 2004 compared to 51% of net sales for the year ended June 30, 2003. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between sales of electro-mechanical devices and masks and accessories, and between domestic and international sales), material cost reductions (achieved through the Company’s successful negotiations with suppliers and product design changes), and reduced indirect manufacturing costs resulting from the Company’s restructuring of operations at its Kennesaw, Georgia manufacturing facility. See Note P to the Consolidated Financial Statements for additional information regarding the restructuring.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $100,232,000 (13% of net sales) for the year ended June 30, 2004 as compared to $83,731,000 (13% of net sales) for the year ended June 30, 2003. The increase for the year ended June 30, 2004 was due primarily to higher employee compensation, consistent with the growth of the Company’s business and the strong financial performance achieved during the year, increases in product warranty costs and an impairment loss on a specific investment that experienced an other than temporary decline in fair market value (as of June 30, 2004 the total remaining carrying value of the investment is $1,254,000).

Acquisition Earn-out Expenses—During the years ended June 30, 2004 and 2003, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $8,533,000 (1% of net sales) and $2,036,000 (less than 1% of net sales), respectively. The increase in this expense compared to the prior year was due to Fuji’s positive financial performance during the year ended June 30, 2004. See Note Q to the Consolidated Financial Statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $147,740,000 (19% of net sales) for the year ended June 30, 2004 as compared to $116,300,000 (18% of net sales) for the year ended June 30, 2003. The increase was driven by higher variable sales force compensation consistent with the increase in sales levels from the prior year. Also during the year ended June 30, 2004, the Company made significant investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $29,478,000 (4% of net sales) for the year ended June 30, 2004 as compared to $24,047,000 (4% of net sales) for the year ended June 30, 2003. The increases were due to the Company’s continuing commitment to research, development and new product introductions. New product introductions in 2004 included the REMstar Plus with C-Flex CPAP device; BiPAP Pro II with Bi-Flex and BiPAP Plus bi-level obstructive sleep apnea therapy unit; new masks, including the Comfort Lite, ComfortGel, Contour Deluxe, Performa Classic, and Performa Trak; product software enhancements to the Encore Pro Patient Data Management Software, SleepLink, and Esprit ventilation system;

the NICO version 5.0 cardiac output monitoring system; and the Millennium M10 Concentrator. In addition the PLV-C portable volume ventilator and neonatal CPAP received 510(k) approval from the FDA during the year ended June 30, 2004, and are scheduled for market release during the 2005 fiscal year. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the year ended June 30, 2004, the Company made contributions totaling $2,844,000 (less than 1% of net sales) to the newly established Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Foundation was formed for scientific, educational, and charitable purposes and will be used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the year ended June 30, 2004, the Company incurred restructuring and acquisition-related expenses of $10,942,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Notes P and Q to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

During the year ended June 30, 2003, the Company incurred restructuring and acquisition-related expenses of $18,144,000, related to the integration of Novametrix and restructuring of operations at the Kennesaw, Georgia and Wallingford, Connecticut manufacturing facilities, and other acquisition-related costs. Of this amount, $17,789,000 is included in restructuring and acquisition-related expenses, and $355,000 is included in cost of goods sold in the Consolidated Statement of Operations for the year ended June 30, 2003.

Other (Income) Expense, Net—Other (income) expense, net was $(2,078,000) for the year ended June 30, 2004 as compared to $640,000 for the year ended June 30, 2003. The change was due to realized and unrealized foreign currency exchange gains primarily caused by the strengthening Japanese Yen and Euro against the U.S. Dollar during the year ended June 30, 2004, offset by recognized losses on designated cash flow hedges that are more fully described in Note I to the Consolidated Financial Statements. Also contributing to the change were lower interest expenses resulting from a reduction in the amount of outstanding borrowings under the Company’s Revolving Credit Agreement and larger cash balances, offset by higher amounts of long-term equipment financing (and related interest expense) at Fuji.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the years ended June 30, 2004 and 2003. The income tax benefits associated with various on-going tax planning, primarily in the state and international tax areas, were offset by higher acquisition earn-out expenses, which are not deductible for income tax purposes.

The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

Net Income—As a result of the factors described above, the Company’s net income was $65,020,000 (9% of net sales) or $1.84 per diluted share for the year ended June 30, 2004 as compared to net income of $46,581,000 (7% of net sales) or $1.36 per diluted share for the year ended June 30, 2003. The restructuring and acquisition-related expenses described above constituted a reduction of $0.19 and $0.32 per diluted share on an after-tax basis, respectively, for the years ended June 30, 2004 and 2003.

Fiscal Year Ended June 30, 2003, Compared to Fiscal Year Ended June 30, 2002:

Year ended June 30	2003	2002	Percent Increase (Decrease)
Net sales	$629,817,447	$494,918,654	27%
Cost of goods sold	310,385,469	260,795,012	19%

	319,431,978	234,123,642	36%
General and administrative expenses (excluding acquisition earn-out expenses)	83,730,678	60,718,793	38%
Acquisition earn-out expenses	2,036,000	—
Sales, marketing and commission expenses	116,299,669	86,188,885	35%
Research and development expenses	24,047,538	17,317,462	39%
Restructuring and acquisition-related expenses	17,788,719	4,294,120
Other (income) expense, net	639,520	1,568,165

	244,542,124	170,087,425	44%

INCOME BEFORE INCOME TAXES	74,889,854	64,036,217	17%
Income taxes	28,308,365	25,619,349	10%

NET INCOME	$46,581,489	$38,416,868	21%

Diluted earnings per share	$1.36	$1.20	13%

Diluted shares outstanding	34,344,003	32,008,359

Net sales—Net sales for the year ended June 30, 2003 were $629,817,000 representing a 27% increase over sales of $494,919,000 recorded for the year ended June 30, 2002. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30				Dollar Increase	Percent Increase
	2003		2002
Domestic Homecare Products	$388,166,000	62%	$339,339,000	69%	$49,177,000	14%
Domestic Hospital Products	79,776,000	13%	57,468,000	11%	21,959,000	38%
International Products	161,875,000	25%	98,112,000	20%	63,762,000	65%

Total	$629,817,000	100%	$494,919,000	100%	$134,898,000	27%

Domestic homecare sales for the year ended June 30, 2003 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories (the Company’s largest product line), and sales of developmental infant care products acquired from Novametrix, partially offset by decreases in sales of the Company’s home oxygen products.

Sales of domestic hospital products for the year ended June 30, 2003 were driven primarily by growth in sales of hospital ventilators and accessories and sales of cardio-respiratory monitoring devices acquired from Novametrix.

The Company’s growth internationally included sales from both homecare and hospital products, with the most significant increases coming from homecare sleep apnea therapy devices, incremental revenues resulting from the Novametrix and Fuji acquisitions, and demand for ventilation products associated with the treatment of SARS (Severe Acute Respiratory Syndrome) during the fourth quarter of fiscal year 2003.

In total, sales for the year ended June 30, 2003 included approximately $35,400,000 of incremental net sales from the products of Novametrix, a leading cardio-respiratory monitoring company that was acquired by the Company during the fourth quarter of fiscal year 2002. Sales for the year ended June 30, 2003 also included approximately $28,500,000 of incremental sales for Fuji, a provider of respiratory products and services in which the Company obtained a majority interest in the fourth quarter of fiscal year 2002. The Company’s results of operations include the results of both companies since the acquisition dates. For additional information regarding Novametrix and Fuji, see Note Q to the Consolidated Financial Statements.

Excluding the acquired revenues, sales for the year ended June 30, 2003 represented a 14% increase over sales recorded for the year ended June 30, 2002.

Gross Profit—The Company’s gross profit was 51% of net sales for the year ended June 30, 2003 compared to 47% of net sales for the year ended June 30, 2002. The increase in gross profit percentage was primarily due to higher revenue, product sales mix, cost reductions, and the impact of higher gross margins from acquired entities.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $83,731,000 (13% of net sales) for the year ended June 30, 2003 as compared to $60,719,000 (12% of net sales) for the year ended June 30, 2002. The increase for the year ended June 30, 2003 was due primarily to general and administrative expenses for the Company’s two acquired companies, Novametrix and Fuji. The remaining increases in general and administrative expenses resulted from higher spending in a variety of areas, including employee compensation and information systems, consistent with the growth of the Company’s business, and increases in business insurance and product warranty costs. General and administrative expenses for the year ended June 30, 2002 included goodwill amortization expense in the amount of $3,507,000. As of July 1, 2002 the Company ceased amortizing goodwill due to the adoption of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.” For additional information, see Note A to the Consolidated Financial Statements.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $116,300,000 (18% of net sales) for the year ended June 30, 2003 as compared to $86,189,000 (17% of net sales) for the year ended June 30, 2002. The majority of the increase was due to sales and marketing expenses for the Company’s two acquired companies, Novametrix and Fuji, and increases in sales levels from the year ago periods. The remainder of the increase was due to increased investments in the Company’s core sales and marketing programs.

Research and Development Expenses—Research and development expenses were $24,047,000 (4% of net sales) for the year ended June 30, 2003 as compared to $17,317,000 (3% of net sales) for the year ended June 30, 2002. A significant amount of the increase in absolute dollars was due to research and development expenses incurred at Novametrix. The remaining increases were due to the Company’s continuing commitment to research, development and new product introductions. In the 2003 fiscal year several new products were introduced, such as the REMstar Pro with C-Flex, REMstar Plus True Compliance, and REMstar Lite CPAP devices; the Synchrony Avaps bi-level obstructive sleep apnea therapy unit; new masks, including the ComfortFull and Image 3 Deluxe; product software enhancements including the Encore Pro communication link, SleepLink with modem, and enhancements to the Esprit ventilation system; and the Stardust II diagnostic unit. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products and patient groups.

Restructuring and Acquisition-Related Expenses—During the year ended June 30, 2003, the Company incurred restructuring and acquisition-related expenses of $18,144,000, related to the integration of Novametrix and restructuring of operations at the Kennesaw, Georgia and Wallingford, Connecticut manufacturing facilities, and other acquisition-related costs. Of this amount, $17,789,000 is included in restructuring and acquisition-

related expenses, and $355,000 is included in cost of goods sold in the Consolidated Statement of Operations for the year ended June 30, 2003. See Notes O and P to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

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

Other (Income) Expense, Net—Other (income) expense was $640,000 for the year ended June 30, 2003 as compared to $1,568,000 for the year ended June 30, 2002. The decrease was due to reductions in the amount of outstanding borrowings and interest rates under the Company’s Revolving Credit Agreement.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the year ended June 30, 2003 as compared to 40% for the year ended June 30, 2002. This reduction was due primarily to the impact of eliminating non-deductible goodwill amortization effective July 1, 2002, and the income tax benefits associated with various ongoing tax planning strategies.

The Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that such assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

Net Income—As a result of the factors described above, the Company’s net income was $46,581,000 (7% of net sales) or $1.36 per diluted share for the year ended June 30, 2003 as compared to net income of $38,417,000 (8% of net sales) or $1.20 per diluted share for the year ended June 30, 2002. The restructuring and acquisition-related expenses described above constituted a reduction of $0.32 and $0.12 per diluted share on an after-tax basis, respectively, for the years ended June 30, 2003 and 2002.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company had working capital of $301,032,000 at June 30, 2004 and $212,787,000 at June 30, 2003. Net cash provided by operating activities for the year ended June 30, 2004 was $140,937,000, compared to $124,293,000 for the year ended June 30, 2003 and $87,484,000 for the year ended June 30, 2002. The increase in cash provided by operating activities for all years was primarily due to an increase in net income before the impact of depreciation and amortization expense. Fiscal year 2003 cash flow was also positively impacted by increases in accrued expenses in excess of the increases in these balances in the prior year.

Net cash used by investing activities was $62,386,000, $47,444,000, and $44,556,000 for fiscal years 2004, 2003, and 2002, respectively. The majority of the cash used by investing activities for all periods represented capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment; in the years ended June 30, 2004 and 2003, the production of equipment leased to customers; and in the 2002 fiscal year, the purchase of the Company’s corporate headquarters facility. In the current fiscal year, cash used by investing activities also includes the Company’s acquisition of Caradyne that is more fully described in Note Q to the Consolidated Financial Statements. In the year ended June 30, 2003 cash used by investing activities also includes transaction costs related to the Novametrix acquisition and the Company’s acquisition of the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. that are more fully described in Note Q to the Consolidated Financial Statements. In fiscal year 2002, cash used by investing activities also included the purchase price paid for Novametrix and Fuji, net of cash acquired. In addition, cash used by investing activities in all three fiscal years included the acquisition of intangible assets and additional purchase price paid for previously acquired businesses pursuant to the terms of the acquisition agreements. The funding for investing activities in all periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $17,995,000 during the year ended June 30, 2004 consists primarily of proceeds from the issuance of common stock under the Company’s stock option plans. During the years ended June 30, 2003 and 2002, cash used by financing activities of $43,284,000 and $7,914,000, respectively, consists of repayments under the Company’s various long-term obligations, partially offset by proceeds from the issuance of common stock under the Company’s stock option plans. The Company repaid $10,494,000 on its long-term obligations during the year ended June 30, 2004, including the remaining $10,000,000 balance that was outstanding under the Revolving Credit Facility in August 2003. Off-setting these repayments, the Company received $10,419,000 in proceeds from equipment financing at its Fuji subsidiary in Japan. Debt pay-downs, net of borrowings, were $53,527,000 and $16,667,000 for the 2003 and 2002 fiscal years, respectively.

On August 1, 2002 one of the Company’s significant homecare dealer customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt. On July 1, 2003, the U.S. Bankruptcy Court approved the customer’s reorganization plan. The confirmed plan allowed the customer to continue its business operations uninterrupted, and all creditors and vendors were to be paid 100% of all amounts they were owed, either immediately or over time with interest. The Company received all scheduled installment payments on its pre-petition balance during the year ended June 30, 2004 based on the reorganization plan.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $149,006,000 at June 30, 2004), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities (including payments against restructuring accruals), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. See Notes G and J to the Consolidated Financial Statements for additional information about these obligations and commitments. The composition and nature of these obligations and commitments have not changed materially since June 30, 2003.

On August 19, 2002, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2005 with terms and financial covenants similar to those contained in the Company’s prior credit facility. The new Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). As of June 30, 2004, no amounts are outstanding under the Revolving Credit Facility.

Subsequent to June 30, 2004, the Company amended the Revolving Credit Agreement to extend the maturity date through August 31, 2009. The Revolving Credit Facility has substantially the same terms after the amendment (but generally more favorable and flexible to the Company, including potentially lower interest rate spreads over LIBOR and greater flexibility to make investments).

The following table summarizes significant contractual obligations and commercial commitments of the Company as of June 30, 2004:

Contractual Obligations and Commercial Commitments

		Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-Term Debt	$3,685,000	$486,000	$3,199,000	$—	$—
Capital Lease Obligations	33,748,000	10,051,000	18,013,000	5,684,000	—
Operating Leases	33,397,000	8,892,000	11,968,000	7,169,000	5,368,000
Amounts payable to selling parties of previously acquired businesses	14,047,000	1,338,000	12,709,000	—	—

Total Contractual Obligations	$84,877,000	$20,767,000	$45,889,000	$12,853,000	$5,368,000

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,198,000	$1,198,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, BiliChek, and Caradyne for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that have accrued as of June 30, 2004 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note Q to the Consolidated Financial Statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $13,950,000 at June 30, 2004 as compared to $12,147,000 at June 30, 2003. The estimated fair value of the Company’s contingent recourse guarantee is $581,000 and $252,000 as of June 30, 2004 and 2003, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at June 30, 2004 and 2003, the Company has included $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign exchange rates.

Interest Rates—The Company’s primary interest rate risk relates to its long-term debt obligations. At June 30, 2004, the Company had total long-term obligations, including the current portion of those obligations, of $37,433,000. Of that amount, $37,233,000 was in fixed rate obligations and $200,000 was in variable rate obligations. As of June 30, 2004, a 10% change in interest rates would not have had a material impact on the Company’s results of operations. The Company has no interest rate hedging agreements.

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the Hong Kong Dollar and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note I to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the year ended June 30, 2004, sales denominated in currencies other than the U.S. Dollar totaled $103,092,000, or approximately 14% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $9,372,000 for the year ended June 30, 2004 had no currency hedging contracts been put in place. Foreign currency gains included in the determination of the Company’s net income, including amounts related to designated cash flow hedges, were $3,311,000 for the year ended June 30, 2004.

Inflation—Inflation has not had a significant effect on the Company’s business during the periods discussed.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The impact of adopting FASB No. 149 was not material to the Company’s financial position and results of operations.

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

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics, including EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” SAB No. 104 also incorporates into the SAB Codification certain sections of the SEC staff’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers.” SAB No. 104 does not have a material impact on the Company’s financial position and results of operations since the Company’s revenue recognition practices previously conformed to the interpretations codified by SAB No. 104.

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

Revenue Recognition—The Company’s revenues are recognized when title to product passes to the customer, which generally occurs upon shipment to a customer location and, in the case of rental revenue and long-term service contracts, is recognized ratably over the period the product is rented or service is performed. The Company’s revenue transactions are sometimes made pursuant to standard terms and conditions included in distributor agreements and customer contracts. These contracts generally include price lists that apply to specified products shipped to customers during the terms of their agreement. These contracts also generally include rights of return provisions that only permit customers to return sold product in the case of defective product or order entry, shipping, or similar error made by the Company. Product returns, which are recorded as a reduction of net sales and cost of sales, are generally insignificant in relation to net sales. The Company accrues for estimated sales returns and allowances based on historical trends, adjusted for specific product programs and individual transactions where appropriate. The Company does not offer variable sales prices for subsequent events; all prices are fixed when customers’ orders are received. Certain customers’ and group purchasing organizations’ contracts provide customers with price rebates based on their level of purchases from the Company. Rebates are accrued by the Company as a reduction in net sales as they are earned by customers. Price discounts that may be awarded to customers for payment of invoices within specified periods are recorded as reductions to net sales at the time of payment and are generally insignificant in relation to net sales. As part of the Company’s sales process, pricing discounts may be provided for large orders to support sales initiatives, including new product introductions. In the Company’s domestic sales activities, a number of independent manufacturers’ representatives are used to sell the Company’s products. These independent representatives are paid a direct commission on sales made to customers in their respective territories and are an integral component of the Company’s domestic sales force. The Company does not ship or sell its products to these representatives, and therefore does not recognize any revenue from transactions with these independent representatives. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) Nos. 101 and 104, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB Nos. 101 and 104.

Allowance for Uncollectible Accounts Receivable—Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Provisions to increase the allowance for uncollectible accounts receivable are recorded as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2004, 2003, and 2002. Substantially all of the Company’s receivables are due from healthcare product providers, distributors, and hospitals. The Company’s customers are located throughout the United States and around the world. A significant portion of products sold to providers, distributors, and hospitals, both foreign and domestic, is ultimately funded through government reimbursement programs or through private insurance programs. As a consequence, changes in these programs can have an adverse impact on distributor and hospital liquidity and profitability. In addition, because a concentration of market share exists in the homecare product industry in the United States among national and large regional providers, the Company experiences a comparable concentration of credit risk with these customers. The estimated allowance for uncollectible amounts is based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Adverse changes in these factors may impair the ability of the Company’s customers to make payments; as a consequence, additional allowances for uncollectible accounts receivable may be required. The Company is also contingently liable, within certain limits, in the event of a customer default on unpaid installment receivables initiated by or transferred to several independent leasing companies in connection with customer leasing programs. The Company monitors the collection status of these installment receivables and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory—Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. Provisions to increase the allowance for obsolete and excess inventory are recorded as a component of cost of goods sold in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2004, 2003, and 2002. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future usage and sales. If it is determined that inventory on hand is in excess of estimated future usage and sales because of changes in competitive conditions, new product introductions, product obsolescence, changes in customer demand, or other reasons, additional allowances for obsolete and excess inventory may need to be provided. The establishment of these additional allowances may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

Intangible Assets—Intangible and product technology related assets are amortized to expense over their useful lives. These useful lives are based on the Company’s estimates of the period that the assets will generate positive cash flows. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such carrying amounts are determined to be unrecoverable because of changes in technology, extended delays in obtaining regulatory approval, competition, significant changes in the Company’s strategic business objectives, utilization of the asset, or other reasons, the carrying amounts would be written down to their fair market values. These adjustments may have an adverse impact on earnings, depending on the significance of the carrying amounts and the extent of the required adjustments.

Contingencies—As a normal part of its business operations, the Company incurs liabilities that may be difficult to quantify precisely, such as future warranty obligations, potential liabilities relating to legal or regulatory matters, and tax exposures. The Company follows the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” which dictate when a charge to income should be taken to accrue for a loss contingency. These requirements necessitate the application of judgment regarding the likelihood and amount of the liability.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report, including those contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” along with statements in reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales and acceptance of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements and enforcement actions; future results from acquisitions; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States (including potential future effects of the change in sovereignty of Hong Kong); foreign currency fluctuations; customer consolidation and concentration; increasing price competition and other competitive factors in the sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; and third party reimbursement.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

July 20, 2004

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

At June 30	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192,445,866	$95,900,114
Trade accounts receivable	140,633,793	128,126,999
Inventories	85,539,100	83,986,140
Prepaid expenses and other current assets	8,621,042	7,890,194
Deferred income tax benefits	25,373,010	24,111,838

TOTAL CURRENT ASSETS	452,612,811	340,015,285
PROPERTY, PLANT AND EQUIPMENT
Land	3,214,679	2,868,310
Buildings	17,258,260	16,888,036
Production and office equipment	245,978,933	218,839,491
Leasehold improvements	7,989,040	7,630,418

	274,440,912	246,226,255
Less allowances for depreciation and amortization	163,383,655	147,546,282

	111,057,257	98,679,973
OTHER ASSETS	37,466,117	34,591,712
GOODWILL	110,003,068	108,909,352

TOTAL ASSETS	$711,139,253	$582,196,322

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$52,789,363	$40,531,413
Accrued expenses and other current liabilities	88,255,213	68,389,269
Current portion of long-term obligations	10,536,473	18,307,876

TOTAL CURRENT LIABILITIES	151,581,049	127,228,558
LONG-TERM OBLIGATIONS	26,896,842	16,513,243
OTHER NON-CURRENT LIABILITIES	13,608,331	11,585,202
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 38,478,511 shares at June 30, 2004 and 37,505,700 shares at June 30, 2003; outstanding 34,983,269 shares at June 30, 2004 and 33,957,221 at June 30, 2003	384,785	375,057
Additional capital	249,594,545	226,884,681
Accumulated other comprehensive income (loss)	458,621	(3,557,902)
Retained earnings	310,051,723	245,031,878
Treasury stock	(41,436,643)	(41,864,395)

TOTAL SHAREHOLDERS’ EQUITY	519,053,031	426,869,319

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$711,139,253	$582,196,322

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2004	2003	2002
Net sales	$759,549,845	$629,817,447	$494,918,654
Cost of goods sold	356,625,125	310,385,469	260,795,012

	402,924,720	319,431,978	234,123,642
General and administrative expenses (excluding acquisition earn-out expenses)	100,231,728	83,730,678	60,718,793
Acquisition earn-out expenses	8,533,000	2,036,000	—
Sales, marketing and commission expenses	147,739,729	116,299,669	86,188,885
Research and development expenses	29,477,699	24,047,538	17,317,462
Contribution to foundation	2,844,475	—	—
Restructuring and acquisition-related expenses	10,942,352	17,788,719	4,294,120
Other (income) expense, net	(2,078,417)	639,520	1,568,165

	297,690,566	244,542,124	170,087,425

INCOME BEFORE INCOME TAXES	105,234,154	74,889,854	64,036,217
Income taxes	40,214,309	28,308,365	25,619,349

NET INCOME	$65,019,845	$46,581,489	$38,416,868

Basic earnings per share	$1.89	$1.39	$1.24

Basic shares outstanding	34,376,771	33,585,173	31,079,282
Diluted earnings per share	$1.84	$1.36	$1.20

Diluted shares outstanding	35,309,350	34,344,003	32,008,359

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

	Common Stock		Additional Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCE AT JUNE 30, 2001	34,013,785	$340,138	$121,720,289	$(4,237,433)	$160,033,521	3,639,169	$(42,588,367)	$235,268,148
Shares sold pursuant to stock option and purchase plans	472,617	4,726	8,377,899	—	—	—	—	8,382,625
Net acquisition and use of treasury stock	—	—	—	—	—	(46,444)	370,377	370,377
Income tax benefit from exercise of stock options	—	—	2,766,453	—	—	—	—	2,766,453
Stock issued for business acquired	2,399,393	23,994	80,972,382	—	—	—	—	80,996,376
Comprehensive income:
Net income for the year ended June 30, 2002	—	—	—	—	38,416,868	—	—	38,416,868
Foreign currency translation adjustments	—	—	—	1,519,220	—	—	—	1,519,220

Total comprehensive income	—	—	—	1,519,220	38,416,868	—	—	39,936,088

BALANCE AT JUNE 30, 2002	36,885,795	368,858	213,837,023	(2,718,213)	198,450,389	3,592,725	(42,217,990)	367,720,067
Shares sold pursuant to stock option and purchase plans	619,905	6,199	9,883,283	—	—	(44,246)	353,595	10,243,077
Income tax benefit from exercise of stock options	—	—	3,164,375	—	—	—	—	3,164,375
Comprehensive income:
Net income for the year ended June 30, 2003	—	—	—	—	46,581,489	—	—	46,581,489
Foreign currency translation adjustments	—	—	—	(839,689)	—	—	—	(839,689)

Total comprehensive income (loss)	—	—	—	(839,689)	46,581,489	—	—	45,741,800

BALANCE AT JUNE 30, 2003	37,505,700	375,057	226,884,681	(3,557,902)	245,031,878	3,548,479	(41,864,395)	426,869,319
Shares sold pursuant to stock option and purchase plans	972,811	9,728	17,632,372	—	—	(53,237)	427,752	18,069,852
Income tax benefit from exercise of stock options	—	—	5,077,492	—	—	—	—	5,077,492
Comprehensive income:
Net income for the year ended June 30, 2004	—	—	—	—	65,019,845	—	—	65,019,845
Foreign currency translation adjustments	—	—	—	4,232,150	—	—	—	4,232,150
Unrealized losses on derivatives qualifying as hedges	—	—	—	(215,627)	—	—	—	(215,627)

Total comprehensive income (loss)	—	—	—	4,016,523	65,019,845	—	—	69,036,368

BALANCE AT JUNE 30, 2004	38,478,511	$384,785	$249,594,545	$458,621	$310,051,723	3,495,242	$(41,436,643)	$519,053,031

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2004	2003	2002
OPERATING ACTIVITIES
Net income	$65,019,845	$46,581,489	$38,416,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,456,432	39,268,196	28,578,753
Amortization	6,099,888	7,684,000	5,653,328
Income tax benefit from exercise of stock options	5,077,492	3,164,375	2,766,453
Provision for asset write-offs	—	—	2,005,722
Provision for bad debts	5,163,819	4,626,000	3,275,000
Acquisition earn-out expenses, net of amounts paid	6,308,236	2,036,000	—
Provision (benefit) for deferred income taxes	(757,030)	(1,216,000)	3,251,495
Changes in operating assets and liabilities:
Accounts receivable	(16,993,791)	(11,471,926)	(7,905,452)
Inventories and other current assets	(2,154,529)	3,271,232	9,052,239
Accounts payable and other current liabilities	30,984,491	31,662,346	5,728,845
Other assets and liabilities	3,731,677	(1,312,256)	(3,339,608)

NET CASH PROVIDED BY OPERATING ACTIVITIES	140,936,530	124,293,456	87,483,643
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(51,391,196)	(42,075,069)	(39,829,553)
Proceeds from sale of property, plant, and equipment	—	3,835,000	—
Acquisition of intangible assets	(1,441,962)	(2,120,380)	—
Acquisition of business, net of cash acquired	(9,552,589)	(7,083,607)	(4,726,200)

NET CASH USED BY INVESTING ACTIVITIES	(62,385,747)	(47,444,056)	(44,555,753)
FINANCING ACTIVITIES
Proceeds from long-term obligations	10,418,891	—	4,531,085
Payment on long-term obligations	(10,493,774)	(53,527,047)	(21,198,203)
Issuance of common stock	18,069,852	10,243,077	8,753,002

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	17,994,969	(43,283,970)	(7,914,116)

INCREASE IN CASH AND CASH EQUIVALENTS	96,545,752	33,565,430	35,013,774
Cash and cash equivalents at beginning of period	95,900,114	62,334,684	27,320,910

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,445,866	$95,900,114	$62,334,684

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The consolidated financial statements include the accounts of Respironics, Inc. (the “Company”) and its wholly and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Capitalized Software Production Costs:

Software development costs have been capitalized when technological feasibility was established and are being amortized to the cost of goods sold over the estimated economic lives (generally three to seven years) of the products that include such software. Total net capitalized software production costs were $11,025,000 and $9,950,000 at June 30, 2004 and 2003, respectively. During the fiscal years ended June 30, 2004, 2003, and 2002, the Company recorded $1,786,000, $1,785,000, and $428,000, respectively, of amortization expense related to capitalized software production costs.

Goodwill and Intangible Assets:

Goodwill is the cost in excess of the fair value of net (tangible and intangible) assets of businesses acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the provisions of FASB No. 141 to account for business combinations consummated after July 1, 2001, including the acquisitions of Novametrix, Fuji, BiliChek, and Caradyne discussed in Note Q to these Consolidated Financial Statements.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets deemed to have indefinite lives are no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

longer amortized but are subject to annual impairment tests. The Company performed the required transitional impairment test with the adoption of FASB No. 142 and has determined that no impairment exists as of July 1, 2002. The Company has also performed its annual impairment tests as of December 31, 2003 and 2002 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB No. 142.

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

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. See Note F to these Consolidated Financial Statements for additional information about the Company’s product warranties.

Comprehensive Income:

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains (losses) on derivatives qualifying as hedges, and is presented in the Consolidated Statements of Shareholders’ Equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on the undistributed earnings of foreign subsidiaries.

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

Stock Options:

Stock options are granted to certain employees and certain members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders’ equity at the date the options are exercised. There are no charges or credits to income with respect to stock options. The Company follows the requirements of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, in accounting for stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

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

Advertising Costs:

Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended June 30, 2004, 2003, and 2002 were $2,345,000, $1,516,000, and $965,000, respectively.

Income Taxes:

Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries (other than dividends which are taxed currently) because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Changes in Presentation of Comparative Financial Statements:

Certain amounts in the June 30, 2003 and 2002 financial statements were reclassified to conform with the presentation in the current period.

NOTE B—CASH EQUIVALENTS

Cash equivalents consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States, Hong Kong, Japan, Germany, France, and Ireland.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE C—ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $14,871,000 as of June 30, 2004 and $12,495,000 as of June 30, 2003.

NOTE D—INVENTORIES

Inventories consisted of the following, net of allowances for obsolete and excess inventories of $13,200,000 and $10,682,000 at June 30, 2004 and 2003, respectively:

	June 30
	2004	2003
Raw materials	$24,439,000	$18,091,000
Work-in-process	9,221,000	8,727,000
Finished goods	51,879,000	57,168,000

	$85,539,000	$83,986,000

NOTE E—GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended June 30, 2004 were as follows:

Balance at June 30, 2003	$108,909,000
Goodwill on businesses acquired	—
Additional purchase price to former owners of businesses previously acquired	1,094,000

Balance at June 30, 2004	$110,003,000

Net income and earnings per share excluding goodwill amortization expense are as follows:

	Year Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Net income as reported	$65,020,000	$46,581,000	$38,417,000
Goodwill amortization expense (net of tax)	—	—	3,302,000

Net income excluding goodwill amortization expense	$65,020,000	$46,581,000	$41,719,000

Basic earnings per share:
Net income as reported	$1.89	$1.39	$1.24
Goodwill amortization expense (net of tax)	—	—	0.11

Basic earnings per share excluding goodwill amortization expense	$1.89	$1.39	$1.35

Diluted earnings per share:
Net income as reported	$1.84	$1.36	$1.20
Goodwill amortization expense (net of tax)	—	—	0.10

Diluted earnings per share excluding goodwill amortization expense	$1.84	$1.36	$1.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

The Company’s intangible assets are comprised of product-related intellectual property acquired from third parties, the appraised fair market values of product-related intellectual property and employee contracts obtained through business acquisitions (including the acquisitions disclosed in Note Q), and patent registration costs. Intangible assets at June 30 are summarized below, net of accumulated amortization of $8,266,000 and $10,328,000 as of June 30, 2004 and 2003, respectively:

	2004	2003
Product-related intellectual property	$27,101,000	$26,143,000
Patent registration costs	2,461,000	1,827,000
Employee contracts	159,000	304,000

Total intangible assets	$29,721,000	$28,274,000

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to sixteen years.

Intangible asset amortization expense was $4,037,000, $5,899,000, and $2,716,000 during the years ended June 30, 2004, 2003, and 2002, respectively. The estimated aggregate intangible asset amortization expenses for the next five years are as follows:

2005	$4,107,000
2006	3,832,000
2007	3,465,000
2008	2,415,000
2009	2,165,000

NOTE F—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30 consist of the following:

	2004	2003
Promotional Programs and Royalties	$7,025,000	$5,589,000
Product Warranties	8,011,000	4,848,000
Restructuring and Acquisition-Related	7,064,000	9,997,000
Recourse Obligations	1,049,000	1,049,000
Deferred Service Revenues	3,891,000	3,097,000
Compensation and Related	31,105,000	22,229,000
Taxes	15,731,000	12,545,000
Contribution to Foundation	1,250,000	—
Other	13,129,000	9,035,000

TOTAL	$88,255,000	$68,389,000

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the year ended June 30, 2004 are as follows:

Product Warranties

Balance as of June 30, 2003	$4,848,000
Warranty accruals during the year	9,761,000
Service costs incurred during the year	(6,598,000)

Balance at June 30, 2004	$8,011,000

Deferred Service Revenues

Balance as of June 30, 2003	$3,097,000
Revenues deferred during the year	1,776,000
Amounts recorded as revenue during the year	(982,000)

Balance at June 30, 2004	$3,891,000

NOTE G—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30
	2004	2003
Revolving Credit Agreement, Due in August 2009 including interest at a floating rate (2.09% at June 30, 2003)	$—	$10,000,000
Bank Debt with varying maturities (final maturity in May 2007) including interest rates ranging from 0.8% to 1.7%	2,768,000	2,582,000
Capital Lease Obligations, payable in monthly installments with varying completion dates through April 2009 including interest rates ranging from 1.5% to 2.8%	33,748,000	20,833,000
Other	917,000	1,406,000

	37,433,000	34,821,000
Less current portion	10,536,000	18,308,000

	$26,897,000	$16,513,000

On August 19, 2002, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2009 (as amended and as more fully described below), replacing a $125,000,000 Commercial Bank Credit Agreement that had similar terms. The new Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

worth, leverage, and interest coverage (as these terms are defined in the Revolving Credit Agreement). The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.20%, on the unused portion of the facility. In August 2003, the Company paid the remaining $10,000,000 of borrowings that were outstanding under the Revolving Credit Agreement. This amount is classified with the current portion of long-term obligations in the Consolidated Balance Sheet as of June 30, 2003. No amounts are outstanding under the Revolving Credit Facility as of June 30, 2004.

Subsequent to June 30, 2004, the Company amended the Revolving Credit Agreement to extend the maturity date through August 31, 2009. The Revolving Credit Facility has substantially the same terms after the amendment (but generally more favorable and flexible to the Company, including potentially lower interest rate spreads over LIBOR and greater flexibility to make investments).

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

Scheduled maturities of long-term obligations for the next five years are as follows:

Maturities of Long-Term Debt
2005	$10,536,000
2006	12,317,000
2007	8,895,000
2008	4,482,000
2009	1,203,000
Thereafter	—

TOTAL	$37,433,000

Interest paid was $1,745,000, $2,607,000, and $2,983,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those investments.

LONG-TERM OBLIGATIONS

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at June 30, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

FOREIGN CURRENCY EXCHANGE DERIVATIVE CONTRACTS

Foreign currency exchange derivative contracts are recorded in the Consolidated Balance Sheets at fair value. As of June 30, 2004, foreign currency options contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

NOTE I—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the year ended June 30, 2004 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. These foreign currency option and forward contracts have notional amounts of approximately $36,745,000 as of June 30, 2004 and mature at various dates through September 28, 2005. As of June 30, 2004, foreign currency options contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the year ended June 30, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

During the year ended June 30, 2004, the Company recorded realized and unrealized foreign currency gains of approximately $3,311,000, net of net losses related to designated cash flow hedges. These amounts are classified with other (income) expense, net in the consolidated statement of operations. As of June 30, 2004, a loss of $216,000 was included in OCI. This loss is expected to be charged to earnings during the year ended June 30, 2005 as the hedged transactions occur, and it is expected that the loss will be more than offset by currency gains on the items being hedged.

NOTE J—OPERATING LEASES

The Company leases its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe. Certain of these leases contain renewal options and rent escalation clauses.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2004 are as follows:

Year Ended June 30	Amount
2005	$8,892,000
2006	6,665,000
2007	5,303,000
2008	4,121,000
2009	3,048,000
Thereafter	5,368,000

TOTAL	$33,397,000

Total rent expense for the years ended June 30, 2004, 2003, and 2002, was $8,338,000, $8,320,000, and $5,255,000, respectively.

NOTE K—CONTINGENCIES

Litigation:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of Respironics. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages, and an award of three times actual damages because of Invacare’s willful infringement of Respironics’ patents. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint. The parties currently are engaged in discovery.

On August 10, 2004, Invacare filed a lawsuit against the Company in the United States District Court in the Northern District of Ohio alleging that Respironics has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability of competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. Respironics is vigorously defending itself in this suit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $13,950,000 at June 30, 2004 as compared to $12,147,000 at June 30, 2003. The estimated fair value of the Company’s contingent recourse guarantee is $581,000 and $252,000 as of June 30, 2004 and 2003, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at June 30, 2004 and 2003, the Company has included $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

NOTE L—INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended June 30
	2004	2003	2002
United States	$86,647,000	$53,223,000	$55,870,000
Foreign	18,587,000	21,667,000	8,166,000

TOTAL	$105,234,000	$74,890,000	$64,036,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Income taxes (benefit) consisted of:

	Year Ended June 30
	2004	2003	2002
Current:
Federal	$29,451,000	$19,683,000	$16,874,000
Foreign	7,713,000	6,680,000	1,527,000
State	3,807,000	3,678,000	3,876,000

	40,971,000	30,041,000	22,277,000
Deferred:
Federal	(1,550,000)	(851,000)	2,922,000
Foreign	1,208,000	(517,000)	90,000
State	(415,000)	(365,000)	330,000

	(757,000)	(1,733,000)	3,342,000

TOTAL INCOME TAXES	$40,214,000	$28,308,000	$25,619,000

The difference between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is explained below:

	Year Ended June 30
	2004	2003	2002
Statutory federal income tax rate	35%	35%	35%
Increases (decreases):
State taxes, net of federal benefit	2	3	4
Foreign taxes	2	(2)	(2)
Tax credits	—	(2)	(1)
Non-deductible expenses	(1)	3	3
Other items, net	—	1	1

EFFECTIVE INCOME TAX RATE	38%	38%	40%

Deferred income tax assets consist of the following:

	June 30
	2004	2003
Allowance for bad debts	$5,623,000	$4,907,000
Depreciation and amortization	(2,701,000)	(386,000)
Inventory reserves	3,600,000	2,612,000
Inter-company profit in inventories	5,203,000	3,398,000
Product warranty reserves	3,819,000	2,629,000
Restructuring and acquisition-related liabilities and reserves	3,348,000	4,654,000
Net operating loss carry-forward, limited by Section 382	—	713,000
Business credits carry-forward, limited by Section 383	644,000	712,000
Foreign net operating loss carry-forward	451,000	920,000
Other	5,386,000	3,953,000

TOTAL	$25,373,000	$24,112,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $38,717,000 at June 30, 2004.

Income taxes paid were $36,621,000, $13,710,000, and $19,170,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

On April 12, 2002, the Company acquired Novametrix Medical Systems Inc., which had a federal and state net operating loss for the period ending April 12, 2002 of approximately $5,800,000 that was scheduled to expire by 2022. As of June 30, 2004, the full amount of this operating loss was utilized. Additionally, Novametrix had unused research tax credits of approximately $475,000 which expire in varying amounts through 2013, and alternative minimum tax credits of $237,000 which do not have expiration dates. As a result of the ownership change, the utilization of the net operating loss and the credit carry-forwards is limited each year by Internal Revenue Code Sections 382 and 383, respectively. The Company expects to fully utilize the net operating loss and credit carry-forwards prior to their expiration.

NOTE M—STOCK OPTION AND PURCHASE PLANS

The Company has in place the 1992 Stock Incentive Plan (the “1992 Plan”) and the 2000 Stock Incentive Plan (the “2000 Plan”), which provide options to eligible employees, and in the case of the 2000 Plan, to eligible consultants and non-employee directors (as described below in the case of non-employee directors), to purchase common stock for a period up to ten years at option prices not less than fair market value at the time of the grant. Under the 1992 Plan, options become exercisable no sooner than six months from the date of the grant at rates that vary depending on the plan and are subject to possible acceleration in certain circumstances. Under the 2000 Plan, options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the 2000 Plan. Under the 1992 and 2000 Plans, options may include cash payment rights, and restricted shares of the Company’s common stock may also be awarded. The 1992 Plan had a total of 3,000,000 shares approved for issuance, including 1,000,000 shares that were approved by the Company’s shareholders when the 1992 Plan was adopted and an additional 2,000,000 shares that were approved by the Company’s shareholders in November 1998. The 1992 Plan expired on September 28, 2002, and no new options will be granted under the 1992 Plan in the future. The 2000 Plan has a total of 3,276,000 shares approved for issuance, including 1,400,000 shares that were approved by the Company’s shareholders when the 2000 Plan was adopted and an additional 1,876,000 shares that were approved by shareholders in November 2003.

Options are also granted under the 2000 Plan to members of the Company’s Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase 6,500 shares (increased from 5,100 shares by an amendment to the 2000 Plan on May 23, 2003) on the third business day following the Company’s annual meeting of shareholders. Additionally, each non-employee director is granted an option to purchase 10,000 shares on the first business day following the date they become a member of the Board of Directors. These grants will continue until options for all the shares available under the 2000 Plan have been granted. Such options are granted at fair market value on the date of grant. For options granted to non-employee directors, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the 2000 Plan expire ten years after the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

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

The following table summarizes stock option activity:

	Option Shares Year Ended June 30
	2004	2003	2002
Outstanding at beginning of period	2,700,000	2,764,000	2,174,000
Granted	797,000	711,000	1,181,000
Exercised	(908,000)	(654,000)	(486,000)
Canceled	(38,000)	(121,000)	(105,000)

Outstanding at end of period	2,551,000	2,700,000	2,764,000

Weighted-average exercise price	$31.62	$24.02	$19.69

Exercisable at end of period	1,035,000	1,231,000	1,105,000

Shares available for future grant	1,917,000	830,000	1,649,000

Price range of granted options	$40.68-$ 54.55	$29.32-$ 36.26	$10.33-$ 33.75

The range of grant and exercise prices above for the 2002 fiscal year includes the post-conversion option prices for options granted by Novametrix prior to its merger with the Company.

The following table summarizes information about stock options outstanding at June 30, 2004:

Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life
$ 5 – $ 10	188,000	5.17 years
$ 11 – $ 20	332,000	5.42 years
$ 21 – $ 30	135,000	4.70 years
$ 31 – $ 40	1,098,000	7.70 years
$ 41 – $ 45	647,000	9.16 years
$ 46 – $ 55	151,000	9.54 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

The per share weighted-average fair value of stock options granted during 2004, 2003, and 2002, was $14.38, $14.25, and $17.35, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected volatility	32.1%	45.2%	53.0%
Expected dividend yield	none	none	none
Risk-free interest rate	3.7%	2.3%	4.1%
Expected life of stock options	5	5	5

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

	Year Ended June 30
	2004	2003	2002
Net income, as reported	$65,020,000	$46,581,000	$38,417,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,702,000)	(5,301,000)	(5,106,000)

Pro forma net income	$58,318,000	$41,280,000	$33,311,000

Earnings per share:
Basic–as reported	$1.89	$1.39	$1.24

Basic–pro forma	$1.70	$1.23	$1.07

Diluted–as reported	$1.84	$1.36	$1.20

Diluted–pro forma	$1.66	$1.21	$1.04

Novametrix also had in place, prior to its merger with the Company, warrants outstanding to purchase shares of its common stock. At the date of the merger, the outstanding Novametrix warrants were converted into a total of 71,956 warrants to purchase Respironics common stock with exercise prices ranging from $10.33 per share to $29.52 per share. The warrants expire at various dates through March 2005. As of June 30, 2004, 67,427 warrants remain outstanding, and are all currently exercisable.

In August 2001, the Company adopted the 2002 Employee Stock Purchase Plan (the “2002 Plan”) under which employees can purchase common stock of the Company through payroll deductions during each Plan year beginning in 2002 through 2006. The purchase price under each Plan is the lesser of 85% of the market value of the Company’s common stock on either the first or last day of the Plan year. The maximum amount employees can purchase currently under the 2002 Plan is equal to 20% of their annual compensation. There are no charges or credits to income in connection with the Plans. Shares are purchased at the end of each Plan year with the funds set aside through payroll deductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

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

NOTE N—INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company conducts its operations in one reportable industry segment: the design, development, manufacture and sale of medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. Sales by product within this segment are as follows:

	Year Ended June 30
	2004	2003	2002
NET SALES
Domestic Homecare products	$471,645,000	$388,516,000	$339,339,000
Domestic Hospital products	95,876,000	79,427,000	57,468,000
International products	192,029,000	161,874,000	98,112,000

NET SALES	$759,550,000	$629,817,000	$494,919,000

The Company is a Delaware corporation, with its corporate offices located in Murrysville, Pennsylvania. Its principal manufacturing operations are currently located in Pennsylvania, California, Georgia, Connecticut, China, and Ireland. Other major distribution and sales sites are located throughout the United States, Germany, France, Hong Kong, and Japan. With the acquisition of Profile on July 1, 2004, the Company added manufacturing, sales and distribution operations in the United Kingdom. See note T to these Consolidated Financial Statements for additional information about Profile.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Financial information about the Company by geographic area is presented below.

	Year Ended June 30
	2004	2003	2002
NET SALES
Domestic	$567,521,000	$467,943,000	$396,807,000
International:
Europe, Africa, and Middle East	95,001,000	74,441,000	61,193,000
Latin America	11,012,000	9,272,000	8,005,000
Far East/Asia Pacific	86,016,000	78,161,000	28,914,000

NET SALES	$759,550,000	$629,817,000	$494,919,000

		June 30
		2004	2003
LONG-LIVED ASSETS
United States		$109,394,000	$111,906,000
International:
Europe		5,177,000	710,000
Far East/Asia Pacific		33,952,000	21,005,000

TOTAL LONG-LIVED ASSETS		$148,523,000	$133,621,000

The Company develops, manufactures and markets medical devices primarily for the treatment of patients suffering from sleep and respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to providers and distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. The Company generally does not require collateral for the extension of credit. During the fiscal years ended June 30, 2003 and 2002, one customer accounted for 10% of net sales. During the fiscal year ended June 30, 2004, that same customer accounted for over 9% of net sales.

NOTE O—RETIREMENT PLANS

The Company has a Retirement Savings Plan (“the Plan”) that is available to all U.S. employees. Employees may contribute up to 30% (to a defined maximum) of their compensation to the Plan. The Company matches employee contributions (up to 3% of each employee’s compensation) at a 100% rate, and may make discretionary contributions to the Plan. Total Company contributions to the plan were $2,368,000, $2,204,000, and $1,774,000 for the years ended June 30, 2004, 2003, and 2002, respectively.

NOTE P—RESTRUCTURING

On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation allowed the Company to standardize its manufacturing support, engineering, and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 134 employees were involuntarily terminated and 6 were relocated as a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing, and marketing. In conjunction with these actions, the Company incurred $180,000 of restructuring expenses during the year ended June 30, 2004 and $9,531,000 during the year ended June 30, 2003, related primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits, idle facility rent obligations, and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. The transition of products and manufacturing processes from Kennesaw to Murrysville was completed during the quarter ended September 30, 2003, and both facilities are currently operating at capacity levels that reflect the changes brought about by the facility consolidation. Substantially all of the restructuring obligations have been paid as of June 30, 2004, except for $1,752,000 of remaining idle facility costs that will be paid over the remaining term of the lease.

During the year ended June 30, 2003, $9,176,000 of the restructuring charge was included in restructuring and acquisition-related expenses, and $355,000 was included in cost of goods sold in the Consolidated Statement of Operations.

NOTE Q—ACQUISITIONS

Novametrix—On April 12, 2002, the Company completed its previously announced acquisition of 100% of the outstanding common stock of Novametrix Medical Systems Inc. (now known as “Respironics Novametrix, LLC” and referred to herein as “Novametrix”), a leading cardio-respiratory monitoring company that develops, manufactures, and markets proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The acquisition of Novametrix was consummated pursuant to an Agreement and Plan of Merger (“Merger”) dated as of December 17, 2001, pursuant to which Respironics Holdings, Inc., a wholly owned subsidiary of the Company, was merged with and into Novametrix. The Company made this acquisition for various reasons, including: (a) the Novametrix monitoring products complement the Company’s therapeutic products used in the hospital environment, (b) the Novametrix developmental care products complement the Company’s infant management products and programs, (c) the Novametrix cardiac output monitoring technologies have the potential to support the Company’s initiatives in the congestive heart failure area, and with the acquisition, (d) the Company’s “critical mass” of products, revenues, profits, and assets in these markets increased, and (e) the Company expects to reduce costs by integrating Novametrix’s business functions and processes. The results of operations of Novametrix are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, April 12, 2002.

Upon consummation of the Merger, 2,400,000 shares of the Company’s common stock were issued to the former stockholders of Novametrix, reflecting an exchange ratio of ..2541 shares of the Company’s common stock for each share of Novametrix common stock. The exchange ratio was determined based on the weighted-average selling price of $31.48 for the Company’s common stock for the 20-day trading period from March 11 through April 8, 2002. Novametrix stockholders received the Company’s stock in an amount equal to $8.00 per Novametrix share based upon the weighted-average selling price. In addition, 509,000 shares of the Company’s common stock were reserved for issuance upon exercise of options and warrants issued in exchange for Novametrix options and warrants that were not exercised prior to the consummation of the Merger. As of the close of trading on April 12, 2002, Novametrix common stock ceased to be traded on the Nasdaq National Market.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

costs directly related to the acquisition (consisting primarily of investment banking and other professional fees), bringing the total acquisition cost to approximately $85,149,000.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price was final as of June 30, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 60 employees are being involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. During the years ended June 30, 2004 and 2003, the Company recorded $10,380,000 and $1,441,000 of restructuring and acquisition-related expenses, respectively, related to the Wallingford facility restructuring. These costs relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process. Additionally, approximately $1,911,000 of costs associated with employees’ involuntary termination and relocation benefits and idle facility rent obligations was accrued as of April 11, 2003, the date the Company finalized the restructuring plan. These $1,911,000 of costs represent costs of the Novametrix acquisition and were recorded as additional goodwill in the Consolidated Balance Sheet as of June 30, 2003.

Following is a summary of the restructuring and acquisition-related liabilities related to the Novametrix acquisition that were recorded during the year ended June 30, 2004, the payments made against the obligations, and the remaining obligations as of June 30, 2004. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford facility restructuring that are recorded to restructuring and acquisition-related expenses as they are incurred.

Year Ended June 30, 2004	Accrued Employee Costs	Accrued Facility Costs
Balance at June 30, 2003	$1,668,000	$1,075,000
Restructuring and acquisition-related expenses	3,366,000	—
Liability adjustment – costs of acquired business	(270,000)	—
Cash payments	(2,707,000)	(32,000)

Balance at June 30, 2004	$2,057,000	$1,043,000

Substantially all of the accrued obligations (including amounts that will be accrued during the quarter ended June 30, 2004 and during the 2005 fiscal year) are expected to be paid by January 31, 2005, except for the idle facility costs that will be paid over the remaining term of the lease. As previously announced in February 2004, the Company received a warning letter from the FDA regarding the Carlsbad, California manufacturing facility. The Company temporarily delayed certain aspects of the facility restructuring until the warning letter matters are resolved. Consequently, the Company will incur additional restructuring and acquisition-related expenses during the first half of the 2005 fiscal year to complete the facility consolidation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

a result of the merger, nor do they include non-recurring restructuring and acquisition-related expenses incurred following the merger.

Year Ended June 30, 2002
Pro Forma Sales	$531,606,000
Pro Forma Net Income	37,857,000
Pro Forma Earnings Per Share	1.12

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

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendment described below). As of June 30, 2004 and 2003, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $2,709,000 and $5,455,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of June 30, 2004 and 2003, $8,344,000 and $2,036,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. The liability balances as of June 30, 2004 are net of amounts paid in conjunction with the October 29, 2003 amendment to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

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

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. During the year ended June 30, 2004, the Company accrued $1,993,000 for milestones achieved during the period (of which $1,655,000 was paid as of June 30, 2004). The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2004 or 2003. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (WBT), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited [now known as “Respironics (Ireland) Limited”] for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through July 1, 2005. Subsequent to June 30, 2004, the Company paid $1,000,000 as a result of the successful achievement of a performance milestone. WBT and Caradyne Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing, and marketing of unique technologies that are complementary with the Company’s ventilation product portfolio, primarily used in hospital settings and pre-hospital applications. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2004. In connection with the acquisition, the Company recorded $3,751,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 15 years.

NOTE R—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30
	2004	2003	2002
Numerator:
Net income	$65,020,000	$46,581,000	$38,417,000
Denominator:
Denominator for basic earnings per share—weighted-average shares	34,377,000	33,585,000	31,079,000
Effect of dilutive securities - stock options and warrants	932,000	759,000	929,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	35,309,000	34,344,000	32,008,000

Basic Earnings Per Share	$1.89	$1.39	$1.24

Diluted Earnings Per Share	$1.84	$1.36	$1.20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE S—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2004 and 2003:

	2004 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$164,058,000	$192,318,000	$196,732,000	$206,442,000
Gross Profit	84,056,000	101,479,000	106,486,000	110,903,000
Restructuring and Acquisition-Related Expenses	3,345,000	2,545,000	2,885,000	2,167,000
Contribution to Foundation	—	1,500,000	—	1,344,000
Net Income	11,150,000	15,902,000	18,194,000	19,674,000
Basic Earnings Per Share	0.33	0.47	0.53	0.56
Diluted Earnings Per Share	0.32	0.45	0.51	0.55

	2003 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$138,642,000	$151,881,000	$161,858,000	$177,436,000
Gross Profit	68,136,000	76,330,000	82,727,000	92,239,000
Restructuring and Acquisition-Related Expenses	3,165,000	7,043,000	3,182,000	4,398,000
Net Income	8,886,000	9,213,000	13,917,000	14,566,000
Basic Earnings Per Share	0.27	0.28	0.41	0.43
Diluted Earnings Per Share	0.26	0.27	0.41	0.42

NOTE T—SUBSEQUENT EVENT

On July 1, 2004, the Company’s previously announced offer to acquire Profile Therapeutics plc (referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 25,140,000 British Pounds (or approximately $46,057,000). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this annual report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 9B. Other Information.

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is not set forth herein because prior to October 28, 2004 (within 120 days after June 30, 2004) the Company will file with the Commission a definitive Proxy Statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 16, 2004, which Proxy Statement will contain such information. The information required by Items 10, 11, 12, 13, and 14 is incorporated herein by reference to such Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The financial statements, financial statement schedules and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(a) (1)	Financial Statements:

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated July 22, 2004, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(a) (2)	Financial Statement Schedule:

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

RESPIRONICS, INC.

	ADDITIONS
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
Year ended June 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$12,495,000	$5,164,000	$—	$2,788,000	$14,871,000

Year ended June 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$20,046,000	$4,626,000	$—	$12,177,000	$12,495,000

Year ended June 30, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$16,457,000	$3,275,000	$3,007,000	$2,693,000	$20,046,000

(a)	– Allowance for doubtful accounts acquired from Novametrix Medical Systems Inc., which reduced the acquired accounts receivable to fair market value as of April 12, 2002.

(b)	– Write-off of uncollectible accounts.

All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(a) (3)	Exhibits

Those exhibits listed on the exhibits index beginning on page 49 of this Form 10-K are filed herewith or incorporated by reference.

(b)	Reports on Form 8-K:

Current Report on Form 8-K of Respironics, Inc. with a report date of April 22, 2004, announcing the Company’s financial results for the three and nine months ended March 31, 2004.

Current Report on Form 8-K of Respironics, Inc. with a report date of May 21, 2004, announcing the Company’s offer to acquire for cash the issued share capital of Profile Therapeutics plc (London SE symbol: PTP) for 50.9 pence per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRONICS, INC.

By:	/s/ JOHN L. MICLOT
John L. Miclot,
President and Chief Executive Officer

Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 13, 2004:

/s/ JOHN L. MICLOT	/s/ MYLLE H. MANGUM
John L. Miclot	Mylle H. Mangum
(President and Chief Executive Officer and Director) (Principal Executive Officer)	(Director)

/s/ DANIEL J. BEVEVINO	/s/ DONALD H. JONES
Daniel J. Bevevino	Donald H. Jones
(Vice President and Chief Financial Officer)	(Director)
(Principal Accounting Officer)

/s/ GERALD E. MCGINNIS	/s/ CRAIG B. REYNOLDS
Gerald E. McGinnis	Craig B. Reynolds
(Chairman of the Board of Directors)	(Director)

/s/ JAMES W. LIKEN	/s/ JOSEPH C. LAWYER
James W. Liken	Joseph C. Lawyer
(Vice Chairman of the Board of Directors)	(Director)

/s/ JOHN C. MILES II	/s/ J. TERRY DEWBERRY
John C. Miles II	J. Terry Dewberry
(Director)	(Director)

/s/ DOUGLAS A. COTTER	/s/ CANDACE L. LITTELL
Douglas A. Cotter	Candace L. Littell
(Director)	(Director)

/s/ SEAN MCDONALD
Sean McDonald
(Director)

EXHIBITS INDEX

Exhibit No.	Description and Method of Filing

3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-36459.

3.4	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-89308.

3.5	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6	Bylaws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7	Amendment to Bylaws of the Company on June 3, 1998, filed as Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8	Amendment to Bylaws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

3.9	Amendment to Bylaws of the Company on October 1, 2003, filed as Exhibit 3.9 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.10	Amendment to Bylaws of the Company on November 18, 2003, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

4.1	Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.2	Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.3	Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

4.4	Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit 4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

4.5	Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit 4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

4.6	Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

10.1	Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

Exhibit No.	Description and Method of Filing

10.2	Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

10.3	Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4	Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5	1991 Non-Employee Directors’ Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6	1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.7	Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.8	Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.9	Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.10	Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.11	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.13	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.14	Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.15	Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.16	Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.17	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.18	Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Exhibit No.	Description and Method of Filing

10.19	Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.20	Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.21	Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.22	Respironics, Inc. 1997 Non-Employee Directors’ Fee Plan, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.23	Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.24	Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.26	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.27	2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.28	Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.29	Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.31	Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.32	Employment Agreement between the Company and William J. Post dated October 28, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

Exhibit No.	Description and Method of Filing

10.33	First Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 1, 2003, filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.34	Respironics, Inc. Supplemental Executive Retirement Plan dated June 1, 2003, filed as Exhibit 10.49 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.35	Respironics, Inc. 2000 Stock Incentive Plan as amended on May 23, 2003, filed as Exhibit 10.50 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.36	Amendment No. 4 to the Employment Agreement between the Company and John L. Miclot dated October 1, 2003, filed as Exhibit 10.51 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.37	Amendment No. 1 to the Employment Agreement between the Company and Gerald E. McGinnis effective as of March 31, 2004 filed as Exhibit 10.37 to this Annual Report on Form 10-K for the year ended June 30, 2004.

10.38	Agreement Regarding Certain Matters Relating to Employment between the Company and James W. Liken dated July 20, 2004 filed as Exhibit 10.38 to this Annual Report on Form 10-K for the year ended June 30, 2004.

10.39	Form of Respironics, Inc. Performance Bonus Program Summary, filed as Exhibit 10.39 to this Annual Report on Form 10-K for the year ended June 30, 2004.

10.40	Form of Respironics, Inc. Profit Sharing Program Summary, filed as Exhibit 10.40 to this Annual Report on Form 10-K for the year ended June 30, 2004.

10.41	Second Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of April 23, 2004, filed as Exhibit 10.41 to this Annual Report on Form 10-K for the year ended June 30, 2004.

21.1	List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP, filed as Exhibit 23.1 to this Annual Report on Form 10-K.

31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.