Form 10-Q
period 2004-09-30
RESPIRONICS INC
filed 2004-11-09
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004

or

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

As of October 31, 2004, there were 38,675,400 shares of Common Stock of the registrant outstanding, of which 3,495,242 were held in treasury.

INDEX

RESPIRONICS, INC.

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations for the three-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, with the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated July 20, 2004 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

October 19, 2004

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) September 30 2004	June 30 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$156,508,057	$192,445,866
Trade accounts receivable	135,065,247	140,633,793
Inventories	92,894,322	85,539,100
Prepaid expenses and other current assets	11,410,034	8,621,042
Deferred income tax benefits	26,376,201	25,373,010

TOTAL CURRENT ASSETS	422,253,861	452,612,811
PROPERTY, PLANT AND EQUIPMENT
Land	3,205,525	3,214,679
Buildings	17,374,230	17,258,260
Production and office equipment	255,258,960	245,978,933
Leasehold improvements	8,473,681	7,989,040

	284,312,396	274,440,912
Less allowances for depreciation and amortization	170,076,149	163,383,655

	114,236,247	111,057,257
OTHER ASSETS	45,164,312	37,466,117
GOODWILL	153,512,231	110,003,068

TOTAL ASSETS	$735,166,651	$711,139,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$44,540,837	$52,789,363
Accrued expenses and other current liabilities	93,279,367	88,255,213
Current portion of long-term obligations	10,550,795	10,536,473

TOTAL CURRENT LIABILITIES	148,370,999	151,581,049
LONG-TERM OBLIGATIONS	27,099,345	26,896,842
OTHER NON-CURRENT LIABILITIES	22,334,369	13,608,331
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 38,671,700 shares at September 30, 2004 and 38,478,511 shares at June 30, 2004; outstanding 35,176,458 shares at September 30, 2004 and 34,983,269 shares at June 30, 2004	386,717	384,785
Additional capital	254,148,011	249,594,545
Accumulated other comprehensive income (loss)	(978,665)	458,621
Retained earnings	325,242,518	310,051,723
Treasury stock	(41,436,643)	(41,436,643)

TOTAL SHAREHOLDERS’ EQUITY	537,361,938	519,053,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$735,166,651	$711,139,253

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended September 30
	2004	2003
Net sales	$199,436,604	$164,058,064
Cost of goods sold	92,061,822	80,001,585

	107,374,782	84,056,479
General and administrative expenses (excluding acquisition earn-out expenses)	30,288,375	22,953,727
Acquisition earn-out expenses	675,000	718,250
Sales, marketing and commission expenses	40,908,032	33,030,787
Research and development expenses	9,398,830	6,438,456
Restructuring and acquisition-related expenses	2,135,165	3,345,464
Other (income) expense, net	(142,993)	(72,631)

	83,262,409	66,414,053

INCOME BEFORE INCOME TAXES	24,112,373	17,642,426
Income taxes	8,921,578	6,492,413

NET INCOME	$15,190,795	$11,150,013

Basic earnings per share	$0.43	$0.33

Basic shares outstanding	35,074,717	34,023,665
Diluted earnings per share	$0.42	$0.32

Diluted shares outstanding	35,909,498	34,906,175

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-Month Periods Ended September 30
	2004	2003
OPERATING ACTIVITIES
Net income	$15,190,795	$11,150,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,963,616	9,426,640
Changes in operating assets and liabilities:
Accounts receivable	9,258,454	(1,447,663)
Inventories	(5,232,238)	1,756,789
Other operating assets and liabilities	(11,872,675)	(2,068,654)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,307,952	18,817,125
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(13,440,345)	(8,772,277)
Acquisition of business, net of cash acquired	(42,513,595)	0
Additional purchase price and transaction costs for previously acquired businesses	(1,368,652)	(52,175)

NET CASH USED BY INVESTING ACTIVITIES	(57,322,592)	(8,824,452)
FINANCING ACTIVITIES
Net increase (decrease) in borrowings	642,614	(7,080,315)
Issuance of common stock	3,434,217	2,694,133

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	4,076,831	(4,386,182)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,937,809)	5,606,491
Cash and cash equivalents at beginning of period	192,445,866	95,900,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,508,057	$101,506,605

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2004

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The amounts and information as of June 30, 2004 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE B – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $15,150,000 as of September 30, 2004 and $14,871,000 as of June 30, 2004.

NOTE C – INVENTORIES

The composition of inventories is as follows:

	September 30 2004	June 30 2004
Raw materials	$28,811,000	$24,439,000
Work-in-process	10,087,000	9,221,000
Finished goods	53,996,000	51,879,000

	$92,894,000	$85,539,000

NOTE D – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, management put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen.

As of September 30, 2004 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. These foreign currency option and forward contracts have notional amounts of approximately $33,210,000 as of September 30, 2004 and mature at various dates through September 28, 2005. As of September 30, 2004, the fair market value of the contracts is $266,000, which is recorded in prepaid expenses and other current assets. As of June 30, 2004, foreign currency options contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

The Company is currently incorporating the British Pound into this hedging strategy as a result of the acquisition of Profile Therapeutics plc that is more fully described in Note H to the consolidated financial statements. As of September 30, 2004 the Company did not have any outstanding foreign currency contracts for the British Pound.

The Company enters into foreign currency contracts to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the portion of the forecasted transactions that is not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in Japanese Yen. Hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month periods ended September 30, 2004 and 2003.

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

For the three-month periods ended September 30, 2004 and 2003, the Company recognized net (gains) losses related to designated cash flow hedges in the amount of ($95,000) and $40,000, respectively. These amounts are classified with other (income) expense, net in the consolidated statements of operations. During the three-month periods ended September 30, 2004 and 2003, the derivative (gains) losses were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statements of operations. As of September 30, 2004, a gain of $45,000 was included in OCI. This gain is expected to be credited to earnings during the 2005 fiscal year as the hedged transactions occur, and it is expected that the gain will be offset by currency losses on the items being hedged.

NOTE E – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

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

As previously disclosed, on February 10, 2004 the Company received a warning letter from the U.S. Food & Drug Administration (FDA) regarding its Carlsbad, California manufacturing facility following an FDA inspection of the facility’s manufacturing and reporting practices that was completed on June 27, 2003. In July 2004 the FDA conducted a re-inspection of the facility. The Company believes it has made significant improvements to the quality system in Carlsbad and has taken the appropriate actions to remedy the FDA’s findings from the warning letter and re-inspection. The Company continued to work in close cooperation with the FDA to bring these findings to resolution, and on October 15, 2004 received an establishment inspection report (EIR) from the FDA. The FDA releases a copy of the EIR when it concludes than an inspection is closed. As such, the Company believes the facility is currently in substantial compliance with the FDA quality system regulations. The Company expects the facility will be subject to periodic re-inspections in the future.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $15,197,000 at September 30, 2004, compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $793,000 and $581,000 as of September 30, 2004 and June 30, 2004, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the three-month periods ended September 30, 2004 and 2003, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition described in Note H below) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2004 and June 30, 2004, the Company has included $999,000 and $1,049,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the three-month period ended September 30, 2004 are as follows:

Product Warranties
Balance as of June 30, 2004	$8,011,000
Warranty accruals during the period	3,039,000
Service costs incurred during the period	(1,639,000)

Balance at September 30, 2004	$9,411,000

Deferred Service Revenues
Balance as of June 30, 2004	$3,891,000
Revenues deferred during the period	769,000
Amounts recorded as revenue during the period	(428,000)

Balance at September 30, 2004	$4,232,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE F – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended
	September 30 2004	September 30 2003
Net income	$15,191,000	$11,150,000
Foreign currency translation gains (losses)	(1,698,000)	1,737,000
Derivatives qualifying as hedges	261,000	(340,000)

Comprehensive income	$13,754,000	$12,547,000

NOTE G – STOCK OPTION AND PURCHASE PLANS

At September 30, 2004, the Company has one active employee stock option plan and an employee stock purchase plan, which are described more fully in Note M in the Company’s June 30, 2004 consolidated financial statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-Month Periods Ended September 30
	2004	2003
Net income, as reported	$15,191,000	$11,150,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,873,000)	(1,571,000)

Pro forma net income	$13,318,000	$9,579,000

Earnings per share:
Basic-as reported	$0.43	$0.33

Basic-pro forma	$0.38	$0.28

Diluted-as reported	$0.42	$0.32

Diluted-pro forma	$0.37	$0.28

NOTE H – ACQUISITIONS

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

On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from its Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 60 employees are being involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. During the three-month periods ended September 30, 2004 and 2003, the Company recorded $1,812,000 and $3,169,000 of restructuring and acquisition-related expenses, respectively, primarily for employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related expenses related to the restructuring of operations at the Wallingford, Connecticut facility that were recorded during the three-month period ended September 30, 2004, the payments made against the obligations (including amounts that were previously accrued as of the beginning of the period), and the remaining obligations as of September 30, 2004. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford facility restructuring that are recorded to restructuring and acquisition-related expenses as they are incurred.

Three-Month Periods Ended September 30, 2004	Accrued Employee Costs	Accrued Facility Costs
Balance at June 30, 2004	$2,057,000	$1,043,000
Restructuring and acquisition-related expenses	363,000	—
Cash payments	(219,000)	(63,000)

Balance at September 30, 2004	$2,201,000	$980,000

Substantially all of the accrued obligations (including amounts that will be accrued during the quarter ended December 31, 2004) are expected to be paid by January 31, 2005, except for the idle facility costs that will be paid over the remaining term of the lease.

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendment described below). As of September 30, 2004 and June 30, 2004, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $2,734,000 and $2,709,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of September 30, 2004 and June 30, 2004, $9,019,000 and $8,344,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. These liability balances are net of amounts paid in conjunction with the October 29, 2003 amendment to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

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

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. As of September 30, 2004, the Company accrued $2,161,000 for milestones achieved since the date of acquisition (of which $1,655,000 was paid as of September 30, 2004). The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The acquisition did not materially impact the Company’s net sales or net income during the three-month periods ended September 30, 2004 or 2003. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (WBT), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited [now known as “Respironics (Ireland) Limited”] for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through July 1, 2005, of which $1,000,000 was paid during the three-month period ended September 30, 2004 as a result of the successful achievement of a performance milestone. WBT and Caradyne Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing, and marketing of unique technologies that are complementary with the Company’s ventilation product portfolio, primarily used in hospital settings and pre-hospital applications. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2004. In connection with the acquisition, the Company recorded $3,751,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 15 years.

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile Therapeutics plc (referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,195,000 British Pounds (or approximately $47,988,000), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery. The results of operations of Profile are included in the Company’s consolidated statement of operations beginning on the acquisition date, July 1, 2004. The acquisition added in excess of approximately $5,500,000 to the Company’s net sales during the three-month period ended September 30, 2004, but did not materially impact the Company’s net income during this period.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,123,000
Prepaid expenses and other current assets	1,276,000
Property, plant and equipment	1,873,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	36,839,000

Total assets acquired	$59,025,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,342,000
Other non-current liabilities	2,495,000

Net assets acquired	$47,188,000

In connection with the Profile acquisition, the Company recorded $8,290,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and customer relationships. The weighted-average amortization period for these intangible assets is approximately 9 years. The amounts assigned to these major classes of intangible assets are shown below:

Product-related intellectual property, primarily patents	$2,520,000
Customer relationships	5,770,000

Total intangible assets	$8,290,000

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended September 30		Percent Increase (Decrease)
	2004	2003
Net sales	$199,436,604	$164,058,064	22%
Cost of goods sold	92,061,822	80,001,585	15%

	107,374,782	84,056,479	28%
General and administrative expenses (excluding acquisition earn-out expenses)	30,288,375	22,953,727	32%
Acquisition earn-out expenses	675,000	718,250	(6%)
Sales, marketing and commission expenses	40,908,032	33,030,787	24%
Research and development expenses	9,398,830	6,438,456	46%
Restructuring and acquisition-related expenses	2,135,165	3,345,464	(36%)
Other (income) expense, net	(142,993)	(72,631)

	83,262,409	66,414,053	25%

INCOME BEFORE INCOME TAXES	24,112,373	17,642,426	37%
Income taxes	8,921,578	6,492,413	37%

NET INCOME	$15,190,795	$11,150,013	36%

Diluted earnings per share	$0.42	$0.32	32%

Diluted shares outstanding	35,909,498	34,906,175

Net Sales—Net sales for the three-month period ended September 30, 2004 were $199,437,000, representing a 22% increase over the net sales of $164,058,000 recorded for the three-month period ended September 30, 2003. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended September 30				Dollar Increase	Percent Increase
	2004		2003
Domestic Homecare Products	$122,939,000	62%	$106,718,000	65%	$16,221,000	15%
Domestic Hospital Products	19,603,000	10%	16,020,000	10%	3,583,000	22%
International Products	56,895,000	28%	41,320,000	25%	15,575,000	38%

Total	$199,437,000	100%	$164,058,000	100%	$35,379,000	22%

The Company’s three core growth drivers – devices for the diagnosis and treatment of obstructive sleep apnea, total ventilation solutions aimed at the range of ventilator-dependent patients, and international expansion initiatives – led the Company’s year-over-year growth during the three-month period ended September 30, 2004. Revenues during the three-month period ended September 30, 2004 include approximately $1,300,000 in sales of non-invasive ventilation devices for hospital and pre-hospital settings and other respiratory care products from Caradyne, which was acquired on February 27, 2004, plus incremental revenues in excess of $5,500,000 contributed by Profile, which the Company acquired on July 1, 2004. For more information about Caradyne and Profile, refer to Note H to the consolidated financial statements. During the three-month period ended September 30, 2004, the Company also continued its investments in expansion initiatives intended to broaden its presence in the sleep and respiratory markets. This expansion is demonstrated by the growth in sales of developmental infant care products through Children’s Medical Ventures that is described below, and the broadening of the Company’s respiratory drug delivery initiative with the acquisition of Profile.

Domestic homecare sales for the three-month period ended September 30, 2004 were driven primarily by growth in sales of sleep therapy devices, masks, and accessories (the Company’s largest product line), which represented $13,705,000 of the increase over the prior year, or 19% growth. The Company’s growth in sleep therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in sleep therapy, its extensive distribution channel to the homecare providers and clinicians, strength of the sales force and the success of customer programs, and growth of the domestic sleep therapy market (estimated to be approximately 15% - 20%). Sales of developmental infant care products constituted the majority of the remainder of the sales increase over the prior year.

Sales of domestic hospital products for the three-month period ended September 30, 2004 were driven primarily by growth in sales of hospital ventilators and accessories, which represented $2,079,000 of the increase over the prior year, or 21% growth, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in hospital settings.

The Company’s international growth included sales from both homecare and hospital products; the most significant increases coming from homecare sleep therapy devices and accessories ($7,286,000 of the increase over the prior year, representing 46% growth) and homecare ventilation systems and accessories ($2,155,000 of the increase over the prior year). International revenues during the three-month period ended September 30, 2004 include approximately $5,600,000 of incremental revenues from Profile and Caradyne. The primary geographic drivers for these revenue increases were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs as well as strategic acquisitions, including Profile, Caradyne, and Fuji. Changes in foreign currency exchange rates contributed $1,703,000 of revenues during the three-month period ended September 30, 2004 (less than 1% of net sales) compared to the prior year period.

Gross Profit—The Company’s gross profit was 54% of net sales for the three-month period ended September 30, 2004, compared to 51% of net sales for the three-month period ended September 30, 2003. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between sales of electro-mechanical devices and masks and accessories, and between domestic and international sales), material cost reductions (achieved through the Company’s successful negotiations with suppliers and product design changes), and manufacturing efficiencies achieved from the Company’s previously disclosed restructuring of operations at its Kennesaw, Georgia manufacturing facility.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $30,288,000 (15% of net sales) for the three-month period ended September 30, 2004, compared to $22,954,000 (14% of net sales) for the three-month period ended September 30, 2003. The increase for the three-month period ended September 30, 2004 was due primarily to higher employee compensation, consistent with the growth of the Company’s business and the financial performance achieved during the period, increases in product warranty costs, and general and administrative expenses at recently acquired Profile and Caradyne.

Acquisition Earn-out Expenses—During the three-month periods ended September 30, 2004 and 2003, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $675,000 and $718,000 (less than 1% of net sales in both periods), respectively. See Note H to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $40,908,000 (21% of net sales) for the three-month period ended September 30, 2004, compared to $33,031,000 (20% of net sales) for the three-month period ended September 30, 2003. The increase was driven by higher variable sales force compensation, consistent with the increase in sales levels from the prior year period. Sales, marketing and commission expenses also include the impact of recently acquired Profile and Caradyne, as well as the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $9,399,000 (5% of net sales) for the three-month period ended September 30, 2004, compared to $6,438,000 (4% of net sales) for the three-month period ended September 30, 2003. The increase was due to the Company’s continuing commitment to research, development and new product introductions, as well as the impact of recently acquired Profile and Caradyne. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Restructuring and Acquisition-Related Expenses—During the three-month period ended September 30, 2004, the Company incurred restructuring and acquisition-related expenses of $2,135,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility and the integration of Profile. During the three-month period ended September 30, 2003, the Company incurred restructuring and acquisition-related expenses of $3,345,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Note H to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(143,000) for the three-month period ended September 30, 2004, compared to $(73,000) for the three-month period ended September 30, 2003.

Income Taxes—The Company’s effective income tax rate was approximately 37% for the three-month periods ended September 30, 2004 and 2003.

Net Income—As a result of the factors described above, the Company’s net income was $15,191,000 (8% of net sales) or $0.42 per diluted share for the three-month period ended September 30, 2004, compared to net income of $11,150,000 (7% of net sales) or $0.32 per diluted share for the three-month period ended September 30, 2003. The restructuring and acquisition-related expenses described above constituted a reduction of $0.04 and $0.06 per diluted share on an after-tax basis, respectively, for the three-month periods ended September 30, 2004 and 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $273,883,000 at September 30, 2004 and $301,032,000 at June 30, 2004. The decrease in working capital was primarily driven by the $42,514,000 of net cash paid to acquire Profile during the three-month period ended September 30, 2004. Net cash provided by operating activities for the three-month period ended September 30, 2004 was $17,308,000, compared to $18,817,000 for the three-month period ended September 30, 2003. The decrease in cash provided by operating activities was primarily due to working capital changes, including a reduction in accounts payable and an increase in inventories. The increase in inventories that affected operating cash flows was to support various pending product releases and the transition of inventories to the Company’s Carlsbad, California manufacturing facility in association with the restructuring of operations at the Wallingford, Connecticut manufacturing facility. These uses of cash were partially offset by higher net income during the three-month period ended September 30, 2004 and a decrease in accounts receivable.

Net cash used by investing activities was $57,323,000 and $8,824,000 for the three-month periods ended September 30, 2004 and 2003, respectively. During the three-month period ended September 30, 2004, the Company paid $42,514,000 to acquire Profile, net of cash acquired in the transaction, and $1,369,000 of additional purchase price payments and transaction costs for previously acquired businesses. These acquisition-related payments are more fully described in Note H to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. The funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $4,077,000 during the three-month period ended September 30, 2004 consists primarily of $3,434,000 of proceeds from the issuance of common stock under the Company’s stock option plans. During the three-month period ended September 30, 2003, cash used by financing activities of $4,386,000 consists of $7,080,000 of debt pay-downs, net of borrowings, partially offset by $2,694,000 of proceeds from the issuance of common stock under the Company’s stock option plans. During the three-month period ended September 30, 2003, the Company repaid the remaining $10,000,000 balance that was outstanding under the Revolving Credit Agreement. Offsetting this repayment, the Company received proceeds from equipment financing at its Fuji subsidiary in Japan.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,704,000 at September 30, 2004, with certain provisions allowing for further expansion of the facility), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities (including restructuring and acquisition-related expenses), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, non-cancelable operating leases, and amounts payable to selling parties of previously acquired businesses. The composition and nature of these obligations and commitments have not changed materially since June 30, 2004.

On August 19, 2002, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2009 (as amended and as more fully described below). The Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). As of September 30, 2004, no amounts are outstanding under the Revolving Credit Agreement.

On September 3, 2004, the Company amended the Revolving Credit Agreement to extend the maturity date through August 31, 2009. The Revolving Credit Agreement has substantially the same terms after the amendment (but generally more favorable and flexible to the Company, including potentially lower interest rate spreads over LIBOR and greater flexibility to make investments).

The following table summarizes significant contractual obligations and commercial commitments of the Company as of September 30, 2004:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$3,953,000	$731,000	$3,222,000	$—	$—
Capital Lease Obligations	33,697,000	9,820,000	17,962,000	5,915,000	—
Operating Leases	32,421,000	8,843,000	12,062,000	6,779,000	4,737,000
Amounts payable to selling parties of previously acquired businesses	13,890,000	506,000	13,384,000	—	—

Total Contractual Obligations	$83,961,000	$19,900,000	$46,630,000	$12,694,000	$4,737,000

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,500,000	$1,500,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, BiliChek, and Caradyne for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued in the Company’s consolidated balance sheet as of September 30, 2004 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note H to the consolidated financial statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $15,197,000 at September 30, 2004, compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $793,000 and $581,000 as of September 30, 2004 and June 30, 2004, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the three-month periods ended September 30, 2004 and 2003, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition described in Note H to the consolidated financial statements) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2004 and June 30, 2004, the Company has included $999,000 and $1,049,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. In addition, no new critical accounting policies have been adopted during the three-month period ended September 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates—The Company’s primary interest rate risk relates to its long-term debt obligations. At September 30, 2004, the Company had total long-term obligations, including the current portion of those obligations, of $37,650,000. Of that amount, $37,450,000 was in fixed rate obligations and $200,000 was in variable rate obligations. As of September 30, 2004, a 10% change in interest rates would not have had a material impact on the Company’s results of operations. The Company has no interest rate hedging agreements.

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. The Company is currently incorporating the British Pound into this hedging strategy as a result of the acquisition of Profile that is more fully described in Note H to the consolidated financial statements. As of September 30, 2004 the Company did not have any outstanding foreign currency contracts for the British Pound. See Note D to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the three-month period ended September 30, 2004, sales denominated in currencies other than the U.S. Dollar totaled $33,932,000, or approximately 17% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $3,085,000 for the three-month period ended September 30, 2004 had no currency hedging contracts been put in place. Foreign currency gains included in the determination of the Company’s net income, including amounts related to designated cash flow hedges, were $28,000 for the three-month period ended September 30, 2004.

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

PART 2 OTHER INFORMATION

Item 1:	Legal Proceedings

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3:	Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 5:	Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6:	Exhibits.

Exhibit 10.41	Third Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, PNC Bank, National Association (as Agent); Citizens Bank of Pennsylvania and Fleet National Bank, a Bank of America Company (as Documentation Agents); National City Bank of Pennsylvania; Fifth Third Bank; and Key Bank National Association.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: November 9, 2004	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer