Form 10-Q
period 2004-12-31
RESPIRONICS INC
filed 2005-02-09
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

or

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

As of January 31, 2005, there were 39,018,514 shares of Common Stock of the registrant outstanding, of which 3,495,242 were held in treasury.

INDEX

RESPIRONICS, INC.

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

January 18, 2005

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) December 31 2004	June 30 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$178,218,811	$192,445,866
Trade accounts receivable	151,469,888	140,633,793
Inventories	91,097,333	85,539,100
Prepaid expenses and other current assets	13,178,441	8,621,042
Deferred income tax benefits	26,951,338	25,373,010

TOTAL CURRENT ASSETS	460,915,811	452,612,811

PROPERTY, PLANT AND EQUIPMENT
Land	3,285,152	3,214,679
Buildings	17,646,027	17,258,260
Production and office equipment	262,067,895	245,978,933
Leasehold improvements	9,140,503	7,989,040

	292,139,577	274,440,912
Less allowances for depreciation and amortization	173,156,466	163,383,655

	118,983,111	111,057,257
OTHER ASSETS	47,466,436	37,466,117

GOODWILL	158,797,992	110,003,068

TOTAL ASSETS	$786,163,350	$711,139,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$51,083,261	$52,789,363
Accrued expenses and other current liabilities	103,460,462	88,255,213
Current portion of long-term obligations	14,616,779	10,536,473

TOTAL CURRENT LIABILITIES	169,160,502	151,581,049

LONG-TERM OBLIGATIONS	29,605,947	26,896,842

OTHER NON-CURRENT LIABILITIES	19,700,320	13,608,331

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 38,923,335 shares at December 31, 2004 and 38,478,511 shares at June 30, 2004; outstanding 35,428,093 shares at December 31, 2004 and 34,983,269 shares at June 30, 2004	389,233	384,785
Additional capital	261,895,391	249,594,545
Accumulated other comprehensive income	1,536,553	458,621
Retained earnings	345,312,047	310,051,723
Treasury stock	(41,436,643)	(41,436,643)

TOTAL SHAREHOLDERS’ EQUITY	567,696,581	519,053,031

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$786,163,350	$711,139,253

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended December 31		Six-month periods ended December 31
	2004	2003	2004	2003
Net sales	$225,929,127	$192,317,966	$425,365,731	$356,376,030
Cost of goods sold	103,151,583	90,838,854	195,213,405	170,840,439

	122,777,544	101,479,112	230,152,326	185,535,591
General and administrative expenses (excluding acquisition earn-out expenses)	34,808,895	29,046,513	65,097,270	52,000,240
Acquisition earn-out expenses	876,686	1,061,000	1,551,686	1,779,250
Sales, marketing and commission expenses	41,966,518	37,289,659	82,874,550	70,320,446
Research and development expenses	10,991,169	6,493,751	20,389,999	12,932,207
Contribution to foundation	1,500,000	1,500,000	1,500,000	1,500,000
Restructuring and acquisition-related expenses	2,290,312	2,545,162	4,425,477	5,890,626
Other (income) expense, net	(1,690,677)	(1,641,965)	(1,833,670)	(1,714,596)

	90,742,903	76,294,120	174,005,312	142,708,173

INCOME BEFORE INCOME TAXES	32,034,641	25,184,992	56,147,014	42,827,418

Income taxes	11,965,112	9,283,488	20,886,690	15,775,901

NET INCOME	$20,069,529	$15,901,504	$35,260,324	$27,051,517

Basic earnings per share	$0.57	$0.47	$1.00	$0.79

Basic shares outstanding	35,291,372	34,112,252	35,183,045	34,067,958

Diluted earnings per share	$0.56	$0.45	$0.98	$0.77

Diluted shares outstanding	35,992,470	35,044,972	35,950,984	34,975,573

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Six-month periods ended December 31
	2004	2003
OPERATING ACTIVITIES
Net income	$35,260,324	$27,051,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,352,129	19,642,507
Changes in operating assets and liabilities:
Accounts receivable	(6,349,345)	(7,427,953)
Inventories	(3,435,249)	1,339,396
Other operating assets and liabilities	3,353,947	10,054,992

NET CASH PROVIDED BY OPERATING ACTIVITIES	51,181,806	50,660,459

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,926,024)	(25,663,910)
Acquisition of business, net of cash acquired	(47,414,750)	—
Additional purchase price and transaction costs for previously acquired businesses	(1,956,769)	(764,873)

NET CASH USED BY INVESTING ACTIVITIES	(80,297,543)	(26,428,783)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings	4,324,822	(2,427,342)
Issuance of common stock	10,563,860	4,145,178

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,888,682	1,717,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,227,055)	25,949,512

Cash and cash equivalents at beginning of period	192,445,866	95,900,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,218,811	$121,849,626

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2004

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The amounts and information as of June 30, 2004 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

NOTE B – STOCK OPTION AND PURCHASE PLANS

At December 31, 2004, the Company has one active employee stock option plan and an employee stock purchase plan, which are described more fully in Note M in the Company’s June 30, 2004 consolidated financial statements. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-Month Periods Ended December 31		Six-Month Periods Ended December 31
	2004	2003	2004	2003
Net income, as reported	$20,070,000	$15,902,000	$35,260,000	$27,052,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,032,000)	(1,815,000)	(3,937,000)	(3,386,000)

Pro forma net income	$18,038,000	$14,087,000	$31,323,000	$23,666,000

Earnings per share:
Basic-as reported	$0.57	$0.47	$1.00	$0.79

Basic-pro forma	$0.51	$0.41	$0.89	$0.69

Diluted-as reported	$0.56	$0.45	$0.98	$0.77

Diluted-pro forma	$0.51	$0.40	$0.88	$0.68

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $16,033,000 as of December 31, 2004 and $14,871,000 as of June 30, 2004.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	December 31 2004	June 30 2004
Raw materials	$30,101,000	$24,439,000
Work-in-process	11,539,000	9,221,000
Finished goods	49,457,000	51,879,000

	$91,097,000	$85,539,000

NOTE E – GOODWILL

The Company performed its annual impairment test as of December 31, 2004 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

NOTE F – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, management put in place a hedging program beginning on July 1, 2003 under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

As of December 31, 2004 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen and British Pounds. These foreign currency option and forward contracts have notional amounts of approximately $33,383,000 ($26,324,000 for the Japanese Yen and $7,059,000 for the British Pound) as of December 31, 2004 and mature at various dates through October 15, 2005. As of December 31, 2004, foreign currency options contracts with a fair value of $21,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $1,211,000 are recorded with accrued expenses and other current liabilities. As of June 30, 2004, foreign currency options contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

The Company enters into foreign currency contracts to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the portion of the forecasted transactions that is not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in Japanese Yen and British Pounds. Hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month or six-month periods ended December 31, 2004 and 2003.

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

For the three-month and six-month periods ended December 31, 2004, the Company recognized net losses related to designated cash flow hedges in the amount of $698,000 and $613,000, respectively. For the three-month and six-month periods ended December 31, 2003, the Company recognized net losses related to designated cash flow hedges in the amount of $271,000 and $310,000, respectively. These amounts are classified with other (income) expense, net in the consolidated statements of operations. During the three-month and six-month periods ended December 31, 2004 and 2003, the derivative losses were more than offset by realized and unrealized currency gains on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statements of operations. As of December 31, 2004, a loss of $884,000 was included in OCI. This loss is expected to be credited to earnings during the 2005 fiscal year as the hedged transactions occur, and it is expected that the loss will be offset by currency gains on the items being hedged.

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages, and an award of three times actual damages because of Invacare’s willful infringement of its patents. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint. The parties currently are engaged in discovery.

On August 10, 2004, Invacare filed a lawsuit against the Company in the United States District Court in the Northern District of Ohio alleging that the Company has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability of competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. In its answer to the complaint, the Company denied that it has engaged in improper practices. The Company is vigorously defending itself in this suit. The parties to the lawsuit are currently engaged in discovery.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $15,826,000 at December 31, 2004, compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $817,000 and $581,000 as of December 31, 2004 and June 30, 2004, respectively. Approximately 7% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2004 and 2003, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition described in Note I below) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2004 and June 30, 2004, the Company has included $748,000 and $1,049,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the six-month period ended December 31, 2004 are as follows:

Product Warranties
Balance as of June 30, 2004	$8,011,000
Warranty accruals during the period	7,063,000
Service costs incurred during the period	(3,569,000)

Balance at December 31, 2004	$11,505,000

Deferred Service Revenues
Balance as of June 30, 2004	$3,822,000
Revenues deferred during the period	1,697,000
Amounts recorded as revenue during the period	(579,000)

Balance at December 31, 2004	$4,940,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE H – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31 2004	December 31 2003	December 31 2004	December 31 2003
Net income	$20,070,000	$15,902,000	$35,260,000	$27,052,000
Foreign currency translation gains	3,445,000	3,950,000	1,747,000	5,687,000
Derivatives qualifying as hedges	(930,000)	28,000	(669,000)	(312,000)

Comprehensive income	$22,585,000	$19,880,000	$36,338,000	$32,427,000

NOTE I – ACQUISITIONS

Novametrix—On April 12, 2002, the Company acquired 100% of the outstanding common stock of Novametrix Medical Systems Inc. (now known as “Respironics Novametrix, LLC” and referred to herein as “Novametrix”) for $85,149,000, comprised of the total value of shares of the Company’s common stock issued and reserved for issuance and other costs directly related to the acquisition. Novametrix was a leading cardio-respiratory monitoring company that developed, manufactured, and marketed proprietary state-of-the-art noninvasive monitors, sensors, and disposable accessories. The results of operations of Novametrix are included in the Company’s consolidated statements of operations beginning on the acquisition date, April 12, 2002.

On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from its Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 60 employees are being involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. During the three-month and six-month periods ended December 31, 2004, the Company recorded $1,607,000 and $3,419,000 of restructuring and acquisition-related expenses, respectively (compared to $2,455,000 and $5,624,000 during the three-month and six-month periods ended December 31, 2003, respectively), primarily for employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related expenses related to the restructuring of operations at the Wallingford, Connecticut facility that were recorded during the three-month and six-month period ended December 31, 2004, the payments made against the obligations (including amounts that were previously accrued as of the beginning of the period), and the remaining obligations as of December 31, 2004. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford facility restructuring that are recorded to restructuring and acquisition-related expenses as they are incurred.

	Accrued Employee Costs	Accrued Facility Costs
Balance at June 30, 2004	$2,057,000	$1,043,000
Restructuring and acquisition-related expenses	363,000	—
Cash payments	(219,000)	(63,000)

Balance at September 30, 2004	$2,201,000	$980,000
Restructuring and acquisition-related expenses	245,000	—
Cash payments	(223,000)	(63,000)

Balance at December 31, 2004	$2,223,000	$917,000

Substantially all of the accrued obligations are expected to be paid during the quarter ending March 31, 2005, except for the idle facility costs that will be paid over the remaining term of the lease.

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendments described below). As of December 31, 2004 and June 30, 2004, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $2,044,000 and $2,709,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of December 31, 2004 and June 30, 2004, $7,052,000 and $8,344,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

On October 29, 2003 and December 29, 2004, the Company and the 40% shareholder of Fuji entered into amendments to the stock purchase agreement described above, whereby the Company acquired 20% of the outstanding shares of Fuji for $5,090,000 on October 29, 2003 and an additional 5% of the outstanding shares of Fuji for $3,560,000 on December 29, 2004. The Company will acquire the remaining outstanding shares of Fuji on December 31, 2005 and 2006 for amounts that are determined based on the operating performance of Fuji. A portion of the October 29, 2003 and December 29, 2004 payments will result in a direct reduction to the additional payments due on December 31, 2005 and 2006 (in comparison to the amounts that would have become due on December 31, 2006 under the original acquisition agreement). The Company does not expect the total of the payments due under the amended purchase agreement to be materially different than the total of those payments under the original purchase agreement described previously, including the total of the fixed-price forward contract and the additional payments based on the operating performance of Fuji.

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. As of December 31, 2004, the Company accrued $2,686,000 for milestones achieved since the date of acquisition (of which $1,655,000 was paid as of December 31, 2004). The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (WBT), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited [now known as “Respironics (Ireland) Limited”] for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through July 1, 2005, of which $1,000,000 was paid during the three-month period ended September 30, 2004 and an additional $1,000,000 was paid on January 31, 2005 as a result of the successful achievement of performance milestones.

WBT and Caradyne Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing, and marketing of unique technologies that are complementary with the Company’s ventilation product portfolio, primarily used in hospital settings and pre-hospital applications. The acquisition did not materially impact the Company’s net sales or net income during the three-month and six-month periods ended December 31, 2004. In connection with the acquisition, the Company recorded $3,751,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 15 years.

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile Therapeutics plc (referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,233,000 British Pounds (or approximately $48,059,000), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery. The results of operations of Profile are included in the Company’s consolidated statement of operations beginning on the acquisition date, July 1, 2004. The acquisition added in excess of approximately $6,500,000 and $12,000,000 to the Company’s net sales during the three-month and six-month periods ended December 31, 2004, respectively, but did not materially impact the Company’s net income during these periods.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,123,000
Prepaid expenses and other current assets	1,276,000
Property, plant and equipment	1,558,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	38,025,000

Total assets acquired	$59,896,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,342,000
Other non-current liabilities	2,495,000

Net assets acquired	$48,059,000

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

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FASB No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FASB No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting FASB No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FASB No. 123(R) in prior periods, the impact of that standard for the three-month and six-month periods ended December 31, 2004 and 2003 would have approximated the impact of FASB No. 123 as described in the disclosure of pro forma net income and earnings per share in Note B to the consolidated financial statements. FASB No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $1,741,000, and $1,273,000 during the six-month periods ended December 31, 2004 and 2003, respectively.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, ‘Accounting for Non-monetary Transactions’.” The amendments made by FASB No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. FASB No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement will be applied prospectively. The Company has not historically entered into material exchanges of non-monetary assets.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs,” which is an amendment of ARB No. 43, Chapter 4, “Inventory Pricing.” FASB No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage and requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FASB No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes the impact of FASB No. 151 on its financial position and results of operations will not be material, but the Company will continue to evaluate the impact of FASB No. 151 prior to its effective date.

On October 22, 2004, the “American Jobs Creation Act of 2004” (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside the U.S. at an effective tax rate of 5.25%. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 allows companies additional time to assess the effect of repatriating foreign earnings under the law, including whether unrepatriated foreign earnings continue to qualify for FASB No. 109’s exception to recognizing deferred tax liabilities, and requires explanatory disclosures from those who need the additional time. Through February 9, 2005, the Company has not provided deferred taxes on foreign earnings because the Company intended that such earnings would be indefinitely reinvested outside the U.S. Whether the Company will ultimately take advantage of this provision depends on a number of factors including reviewing future Congressional guidance. Until that time, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries. If the Company makes a decision to repatriate these earnings, a one-time tax charge to the Company’s consolidated results of operations of up to approximately $2,000,000 could occur.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended December 31		Percent Increase (Decrease)	Six-month periods ended December 31		Percent Increase (Decrease)
	2004	2003		2004	2003
Net sales	$225,929,127	$192,317,966	17%	$425,365,731	$356,376,030	19%
Cost of goods sold	103,151,583	90,838,854	14%	195,213,405	170,840,439	14%

	122,777,544	101,479,112	21%	230,152,326	185,535,591	24%
General and administrative expenses (excluding acquisition earn-out expenses)	34,808,895	29,046,513	20%	65,097,270	52,000,240	25%
Acquisition earn-out expenses	876,686	1,061,000	(17%)	1,551,686	1,779,250	(13%)
Sales, marketing and commission expenses	41,966,518	37,289,659	13%	82,874,550	70,320,446	18%
Research and development expenses	10,991,169	6,493,751	69%	20,389,999	12,932,207	58%
Contribution to foundation	1,500,000	1,500,000	0%	1,500,000	1,500,000	0%
Restructuring and acquisition-related expenses	2,290,312	2,545,162	(10%)	4,425,477	5,890,626	(25%)
Other (income) expense, net	(1,690,677)	(1,641,965)	3%	(1,833,670)	(1,714,596)	7%

	90,742,903	76,294,120		174,005,312	142,708,173

INCOME BEFORE INCOME TAXES	32,034,641	25,184,992	27%	56,147,014	42,827,418	31%
Income taxes	11,965,112	9,283,488	29%	20,886,690	15,775,901	32%

NET INCOME	$20,069,529	$15,901,504	26%	$35,260,324	$27,051,517	30%

Diluted earnings per share	$0.56	$0.45	23%	$0.98	$0.77	27%

Diluted shares outstanding	35,992,470	35,044,972		35,950,984	34,975,573

Net Sales—Net sales for the three-month period ended December 31, 2004 were $225,929,000, representing a 17% increase over the net sales of $192,318,000 recorded for the three-month period ended December 31, 2003. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended December 31				Dollar Increase	Percent Increase
	2004		2003
Domestic Homecare Products	$132,100,000	59%	$116,570,000	60%	$15,530,000	13%
Domestic Hospital Products	27,598,000	12%	26,348,000	14%	1,250,000	5%
International Products	66,231,000	29%	49,400,000	26%	16,831,000	34%

Total	$225,929,000	100%	$192,318,000	100%	$33,611,000	17%

Net sales for the six-month period ended December 31, 2004 were $425,366,000, representing a 19% increase over the net sales of $356,376,000 recorded for the six-month period ended December 31, 2003. The Company’s sales growth during this sixth-month period is summarized as follows:

	Six-Month Periods Ended December 31				Dollar Increase	Percent Increase
	2004		2003
Domestic Homecare Products	$255,039,000	60%	$223,288,000	63%	$31,751,000	14%
Domestic Hospital Products	47,199,000	11%	42,368,000	12%	4,831,000	11%
International Products	123,128,000	29%	90,720,000	25%	32,408,000	36%

Total	$425,366,000	100%	$356,376,000	100%	$68,990,000	19%

The Company’s three core growth drivers – devices for the diagnosis and treatment of obstructive sleep apnea, total ventilation solutions aimed at the range of ventilator-dependent patients, and international expansion initiatives – have thus far led the Company’s year-over-year growth during the 2005 fiscal year. The Company also continued its investments in expansion initiatives intended to broaden its presence in the sleep and respiratory markets. This expansion is demonstrated by the growth in sales of developmental infant care products through Children’s Medical Ventures that is described below, and the broadening of the Company’s respiratory drug delivery initiative with the acquisition of Profile (which the Company acquired on July 1, 2004).

Revenues during the three-month and six-month periods ended December 31, 2004 include approximately $1,465,000 and $2,767,000, respectively, in sales of non-invasive ventilation devices for hospital and pre-hospital settings and other respiratory care products from Caradyne (which was acquired on February 27, 2004) plus incremental revenues in excess of $6,500,000 and $12,000,000, respectively, contributed by Profile. For more information about Caradyne and Profile, refer to Note I to the consolidated financial statements.

The Company’s domestic homecare revenue gains during the three-month and six-month periods ended December 31, 2004 were led by year-over-year increases of $14,609,000 (19%) and $28,314,000 (19%), respectively, in domestic sleep therapy devices, masks, and accessories (collectively the Company’s largest product line). The Company’s growth in sleep therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in sleep therapy, its extensive distribution channel to homecare providers and clinicians, strength of the sales force and the success of its customer programs, and growth of the domestic sleep therapy market (estimated to be approximately 15% - 20% per year). Additionally, the Company’s Children’s Medical Ventures revenues increased during the three-month and six-month periods ended December 31, 2004 by $4,006,000 (40%) and $6,757,000 (36%), respectively, versus the prior year. The revenue gains in sleep therapy products and Children’s Medical Ventures were offset during the three-month and six-month periods ended December 31, 2004 by lower sales of home oxygen therapy products versus the prior year of $3,500,000 and $4,340,000, respectively, based on the Company’s decision to be more selective in pursuing business based on pricing and profitability.

Sales of domestic hospital products for the three-month period ended December 31, 2004 were led by strong gains in sales of the Company’s Esprit® critical care ventilator and patient monitoring devices, which offset a decrease in sales of Vision® ventilators that faced difficult comparisons to last year’s second quarter sales levels (sales of Vision® ventilators reached record levels during the three-month period ended December 31, 2003). During the six-month period ended December 31, 2004 sales of hospital ventilators and accessories represented $1,935,000 growth versus the prior year, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in hospital settings.

The Company’s international growth during the three-month and six-month periods ended December 31, 2004 included increased sales of both homecare and hospital products; the most significant increases coming from homecare sleep therapy devices and accessories ($4,975,000 and $12,261,000 of the increase over the prior year, representing 25% and 34% growth, respectively), homecare ventilation systems and accessories ($2,571,000 and $4,726,000 of the increase over the prior year, respectively), and home oxygen therapy ($1,980,000 and $3,030,000 of the increase over the prior year, respectively). International revenue increases during the three-month and six-month periods ended December 31, 2004 reflect approximately $6,831,000 and $12,470,000, respectively, of combined incremental revenues from Profile and Caradyne. The primary geographic locations experiencing these revenue increases were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs as well as strategic acquisitions, including Profile, Caradyne, and Fuji. Changes in foreign currency exchange rates contributed $1,055,000 and $2,758,000 of revenues during the three-month and six-month periods ended December 31, 2004 (less than 1% of net sales) compared to the prior year periods.

Gross Profit—The Company’s gross profit was 54% of net sales for the three-month and six-month periods ended December 31, 2004, compared to 53% of net sales for the three-month period ended December 31, 2003 and 52% for the six-month period ended December 31, 2003. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between sales of electro-mechanical devices and masks and accessories, domestic and international sales, and product groups), and material cost reductions (achieved through the Company’s successful negotiations with suppliers and product design changes).

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $34,809,000 (15% of net sales) for the three-month period ended December 31, 2004, compared to $29,047,000 (15% of net sales) for the three-month period ended December 31, 2003. For the six-month period ended December 31, 2004, general and administrative expenses were $65,097,000 (15% of net sales) compared to $52,000,000 (15% of net sales) for the prior year six-month period. The dollar increases for the three-month and six-month periods ended December 31, 2004 were due primarily to higher employee compensation, consistent with the growth of the Company’s business and the financial performance achieved during the period, increases in information technology and product warranty costs, and general and administrative expenses at recently acquired Profile and Caradyne.

Acquisition Earn-out Expenses—During the three-month periods ended December 31, 2004 and 2003, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $877,000 and $1,061,000 (less than 1% of net sales in both periods), respectively. For the six-month period ended December 31, 2004, acquisition earn-out expenses were $1,552,000 compared to $1,779,000 for the prior year six-month period (less than 1% of net sales in both periods). See Note I to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $41,967,000 (19% of net sales) for the three-month period ended December 31, 2004, compared to $37,290,000 (19% of net sales) for the three-month period ended December 31, 2003. For the six-month period ended December 31, 2004, sales, marketing, and commission expenses were $82,875,000 (19% of net sales) compared to $70,320,000 (20% of net sales) for the six-month period ended December 31, 2003. The dollar increases were driven by higher variable sales force compensation, consistent with the increase in sales levels from the prior year periods, sales, marketing and commission expenses incurred at recently acquired Profile and Caradyne, as well as the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $10,991,000 (5% of net sales) for the three-month period ended December 31, 2004, compared to $6,494,000 (3% of net sales) for the three-month period ended December 31, 2003. For the six-month period ended December 31, 2004, research and development expenses were $20,390,000 (5% of net sales) compared to $12,932,000 (4% of net sales) for the six-month period ended December 31, 2003. The increases were due to the Company’s continuing commitment to research, development and new product introductions, as well as the impact of the recent acquisitions of Profile and Caradyne. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During each of the three-month periods ended December 31, 2004 and 2003, the Company made a $1,500,000 contribution to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Foundation was formed for scientific, educational, and charitable purposes and will be used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month and six-month periods ended December 31, 2004, the Company incurred restructuring and acquisition-related expenses of $2,290,000 and $4,425,000, respectively, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility and the integration of Profile. During the three-month and six-month periods ended December 31, 2003, the Company incurred restructuring and acquisition-related expenses of $2,545,000 and $5,891,000, respectively, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Note I to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(1,691,000) for the three-month period ended December 31, 2004, compared to $(1,642,000) for the three-month period ended December 31, 2003. Other (income) expense, net was $(1,834,000) for the six-month period ended December 31, 2004, compared to $(1,715,000) for the six-month period ended December 31, 2003. Other (income) expense, net in all periods presented is primarily comprised of realized and unrealized foreign currency exchange gains, offset by recognized losses on designated cash flow hedges that are more fully described in Note F to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 37% for the three-month and six-month periods ended December 31, 2004 and 2003.

Net Income—As a result of the factors described above, the Company’s net income was $20,070,000 (9% of net sales) or $0.56 per diluted share for the three-month period ended December 31, 2004, compared to net income of $15,902,000 (8% of net sales) or $0.45 per diluted share for the three-month period ended December 31, 2003. The restructuring and acquisition-related expenses described above constituted a reduction of $0.04 and $0.05 per diluted share on an after-tax basis, respectively, for the three-month periods ended December 31, 2004 and 2003. The Company’s net income was $35,260,000 (8% of net sales) or $0.98 per diluted share for the six-month period ended December 31, 2004, compared to net income of $27,052,000 (8% of net sales) or $0.77 per diluted share for the six-month period ended December 31, 2003. The restructuring and acquisition-related expenses described above constituted a reduction of $0.08 and $0.11 per diluted share on an after-tax basis, respectively, for the six-month periods ended December 31, 2004 and 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $291,755,000 at December 31, 2004 and $301,032,000 at June 30, 2004. The decrease in working capital was primarily driven by the $43,385,000 of net cash paid to acquire Profile on July 1, 2004. Net cash provided by operating activities for the six-month period ended December 31, 2004 was $51,182,000, compared to $50,660,000 for the six-month period ended December 31, 2003. The increase in cash provided by operating activities was primarily due to higher net income before depreciation and amortization, offset partially by working capital changes, including an increase in inventories and a smaller increase in other operating assets and liabilities compared to the increase in the year-ago period. The increase in inventories that affected operating cash flows was to support various pending product releases and the transition of inventories to the Company’s Carlsbad, California manufacturing facility in association with the restructuring of operations at the Wallingford, Connecticut manufacturing facility.

Net cash used by investing activities was $80,298,000 and $26,429,000 for the six-month periods ended December 31, 2004 and 2003, respectively. During the six-month period ended December 31, 2004, the Company paid $43,385,000 to acquire Profile, net of cash acquired in the transaction, $4,030,000 to acquire other businesses during the period, and $1,957,000 of additional purchase price payments and transaction costs for previously acquired businesses. These acquisition-related payments are more fully described in Note I to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($30,926,000 and $25,664,000 during the six-month periods ended December 31, 2004 and 2003, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. The funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $14,889,000 during the six-month period ended December 31, 2004 consists of $10,564,000 of proceeds from the issuance of common stock under the Company’s stock option plans and $4,325,000 of proceeds from equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations. During the six-month period ended December 31, 2003, cash provided by financing activities of $1,718,000 consists of $4,145,000 of proceeds from the issuance of common stock under the Company’s stock option plans, offset by debt pay-downs (net of borrowings) of $2,427,000. During the six-month period ended December 31, 2003, the Company repaid the remaining $10,000,000 balance that was outstanding under the Revolving Credit Agreement (described below). Offsetting this repayment, the Company received proceeds from equipment financing at Fuji.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $149,256,000 at December 31, 2004, with certain provisions allowing for further expansion of the facility), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities (including restructuring and acquisition-related expenses), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

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

On August 19, 2002 and as amended on September 3, 2004, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). As of December 31, 2004, no amounts are outstanding under the Revolving Credit Agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of December 31, 2004:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$3,644,000	$2,297,000	$1,347,000	$—	$—
Capital Lease Obligations	40,579,000	12,320,000	22,267,000	5,992,000	—
Operating Leases	30,159,000	8,356,000	11,318,000	6,378,000	4,107,000
Amounts payable to selling parties of previously acquired businesses	12,732,000	4,700,000	8,032,000	—	—

Total Contractual Obligations	$87,114,000	$27,673,000	$42,964,000	$12,370,000	$4,107,000

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$744,000	$744,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, BiliChek, and Caradyne for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued in the Company’s consolidated balance sheet as of December 31, 2004 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note I to the consolidated financial statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (“FASB”) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $15,826,000 at December 31, 2004, compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $817,000 and $581,000 as of December 31, 2004 and June 30, 2004,

respectively. Approximately 7% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2004 and 2003, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition described in Note I to the consolidated financial statements) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2004 and June 30, 2004, the Company has included $748,000 and $1,049,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. In addition, no new critical accounting policies have been adopted during the three-month or six-month periods ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates—The Company’s primary interest rate risk relates to its long-term debt obligations. At December 31, 2004, the Company had total long-term obligations, including the current portion of those obligations, of $44,223,000 all of which were fixed-rate obligations. As of December 31, 2004, a 10% change in interest rates would not have had a material impact on the Company’s results of operations. The Company has no interest rate hedging agreements.

Foreign Exchange Rates—The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen and British Pounds. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note F to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the six-month period ended December 31, 2004, sales denominated in currencies other than the U.S. Dollar totaled $71,998,000, or approximately 17% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $6,545,000 for the six-month period ended December 31, 2004. The Company has a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts that are in place to mitigate the financial statement impact of an adverse change of 10% in exchange rates. Foreign currency gains included in the determination of the Company’s net income, including amounts related to designated cash flow hedges, were $1,401,000 for the six-month period ended December 31, 2004.

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

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages, and an award of three times actual damages because of Invacare’s willful infringement of its patents. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint. The parties currently are engaged in discovery.

On August 10, 2004, Invacare filed a lawsuit against the Company in the United States District Court in the Northern District of Ohio alleging that the Company has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability of competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. In its answer to the complaint, the Company denied that it has engaged in improper practices. The Company is vigorously defending itself in this suit. The parties to the lawsuit are currently engaged in discovery.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3:	Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Shareholders was held on November 16, 2004. The holders of 32,190,276 shares of the Company’s stock (approximately 92% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were: (i) The election of four persons to serve as directors for a three-year term expiring at the Annual Meeting of Shareholders in 2007; and (ii) The ratification of the selection of Ernst & Young LLP as independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending June 30, 2005. The results of voting were as follows:

(b)	Douglas A. Cotter, Ph.D., Gerald E. McGinnis, Craig B. Reynolds, and Candace L. Littell, the nominees of the Company’s Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2007. There were no other nominees.

Shares were voted as follows:

Name	For	Withhold Vote For
Douglas A. Cotter, Ph.D.	31,720,280	469,996
Gerald E. McGinnis	31,695,306	494,969
Craig B. Reynolds	31,696,700	493,576
Candace L. Littell	32,063,229	127,047

(c)	The selection of Ernst & Young LLP as independent registered public accounting firm for the 2005 fiscal year was ratified: affirmative votes, 31,681,850; negative votes, 494,236; withheld votes, 14,190.

(d)	Not applicable

Item 5:	Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6:	Exhibits.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: February 9, 2005	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer