Form 10-Q
period 2005-03-31
RESPIRONICS INC
filed 2005-05-10
CIK 780434

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

or

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

As of April 30, 2005, there were 78,566,356 shares of Common Stock of the registrant outstanding, of which 6,990,650 were held in treasury. These amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005.

INDEX

RESPIRONICS, INC.

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of March 31, 2005, and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated July 20, 2004 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

May 6, 2005

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) March 31 2005	June 30 2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$223,237,039	$192,445,866
Trade accounts receivable	149,843,491	140,633,793
Inventories	96,196,063	85,539,100
Prepaid expenses and other current assets	12,789,192	8,621,042
Deferred income tax benefits	27,479,981	25,373,010

TOTAL CURRENT ASSETS	509,545,766	452,612,811

PROPERTY, PLANT AND EQUIPMENT
Land	3,267,764	3,214,679
Buildings	23,302,509	17,258,260
Production and office equipment	269,187,338	245,978,933
Leasehold improvements	9,417,203	7,989,040

	305,174,814	274,440,912
Less allowances for depreciation and amortization	180,982,241	163,383,655

	124,192,573	111,057,257
OTHER ASSETS	45,434,508	37,466,117

GOODWILL	159,576,929	110,003,068

TOTAL ASSETS	$838,749,776	$711,139,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$57,731,690	$52,789,363
Accrued expenses and other current liabilities	110,592,472	88,255,213
Current portion of long-term obligations	16,834,167	10,536,473

TOTAL CURRENT LIABILITIES	185,158,329	151,581,049

LONG-TERM OBLIGATIONS	29,794,137	26,896,842

OTHER NON-CURRENT LIABILITIES	20,390,569	13,608,331

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 78,543,902 shares at March 31, 2005 and 76,957,022 shares at June 30, 2004; outstanding 71,553,252 shares at March 31, 2005 and 69,966,538 shares at June 30, 2004	785,439	769,570
Additional capital	275,168,565	249,209,760
Accumulated other comprehensive (loss) income	(828,469)	458,621
Retained earnings	369,721,626	310,051,723
Treasury stock	(41,440,420)	(41,436,643)

TOTAL SHAREHOLDERS’ EQUITY	603,406,741	519,053,031

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$838,749,776	$711,139,253

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended March 31		Nine-month periods ended March 31
	2005	2004	2005	2004
Net sales	$236,488,112	$196,731,854	$661,853,843	$553,107,884
Cost of goods sold	106,252,226	90,245,455	301,465,631	261,085,894

	130,235,886	106,486,399	360,388,212	292,021,990
General and administrative expenses (excluding acquisition earn-out expenses)	28,733,303	25,524,277	93,830,573	77,524,517
Acquisition earn-out expenses	1,116,019	3,376,875	2,667,705	5,156,125
Sales, marketing and commission expenses	47,948,185	36,901,588	130,822,735	107,222,034
Research and development expenses	11,493,556	7,615,763	31,883,555	20,547,970
Contribution to foundation	—	—	1,500,000	1,500,000
Restructuring and acquisition-related expenses	203,420	2,884,655	4,628,897	8,775,281
Other (income) expense, net	366,412	(280,934)	(1,467,258)	(1,995,530)

	89,860,895	76,022,224	263,866,207	218,730,397

INCOME BEFORE INCOME TAXES	40,374,991	30,464,175	96,522,005	73,291,593

Income taxes	15,965,412	12,170,259	36,852,102	27,946,160

NET INCOME	$24,409,579	$18,293,916	$59,669,903	$45,345,433

Basic earnings per share	$0.34	$0.26	$0.84	$0.66

Basic shares outstanding	71,274,694	69,060,748	70,668,958	68,444,194

Diluted earnings per share	$0.34	$0.26	$0.83	$0.64

Diluted shares outstanding	72,661,176	71,047,482	72,155,038	70,316,592

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend that was declared on April 20, 2005.

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Nine-month periods ended March 31
	2005	2004
OPERATING ACTIVITIES
Net income	$59,669,903	$45,345,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,117,466	31,832,477
Changes in operating assets and liabilities:
Accounts receivable	(4,722,948)	(7,656,020)
Inventories	(8,443,979)	(2,139,446)
Other operating assets and liabilities	19,306,500	23,945,345

NET CASH PROVIDED BY OPERATING ACTIVITIES	100,926,942	91,327,789

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(50,915,416)	(36,419,582)
Acquisition of businesses, net of cash acquired	(47,557,247)	(4,470,423)
Additional purchase price and transaction costs for previously acquired businesses	(3,239,292)	(1,985,458)

NET CASH USED BY INVESTING ACTIVITIES	(101,711,955)	(42,875,463)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings	8,564,413	(1,966,081)
Issuance of common stock	23,011,773	15,380,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,576,186	13,414,862

INCREASE IN CASH AND CASH EQUIVALENTS	30,791,173	61,867,188

Cash and cash equivalents at beginning of period	192,445,866	95,900,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$223,237,039	$157,767,302

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The amounts and information as of June 30, 2004 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

All share and per share information has been adjusted to reflect the two-for-one stock split of the Company’s common stock effected in the form of a 100% stock dividend that was declared on April 20, 2005.

NOTE B – STOCK OPTION AND PURCHASE PLANS

At March 31, 2005, the Company has one active employee stock option plan and an employee stock purchase plan, which are described more fully in Note M in the Company’s June 30, 2004 consolidated financial statements. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the employee stock purchase plan). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three-Month Periods Ended March 31		Nine-Month Periods Ended March 31
	2005	2004	2005	2004
Net income, as reported	$24,410,000	$18,294,000	$59,670,000	$45,345,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,080,000)	(1,879,000)	(6,013,000)	(5,265,000)

Pro forma net income	$22,330,000	$16,415,000	$53,657,000	$40,080,000

Earnings per share:
Basic-as reported	$0.34	$0.26	$0.84	$0.66

Basic-pro forma	$0.31	$0.24	$0.76	$0.59

Diluted-as reported	$0.34	$0.26	$0.83	$0.64

Diluted-pro forma	$0.31	$0.23	$0.75	$0.57

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $15,592,000 as of March 31, 2005 and $14,871,000 as of June 30, 2004.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	March 31 2005	June 30 2004
Raw materials	$29,118,000	$24,439,000
Work-in-process	11,333,000	9,221,000
Finished goods	55,745,000	51,879,000

	$96,196,000	$85,539,000

NOTE E – GOODWILL

The Company performed its annual impairment test as of December 31, 2004 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

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

As of March 31, 2005, the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen and British Pounds. These foreign currency option and forward contracts have notional amounts of approximately $25,196,000 ($19,363,000 for the Japanese Yen and $5,833,000 for the British Pound) as of March 31, 2005 and mature at various dates through October 15, 2005. As of March 31, 2005, foreign currency options contracts with a fair value of $22,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $233,000 are recorded with accrued expenses and other current liabilities. As of June 30, 2004, foreign currency options contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month or nine-month periods ended March 31, 2005 and 2004.

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

For the three-month and nine-month periods ended March 31, 2005, the Company recognized net (gains) losses related to designated cash flow hedges in the amount of ($163,000) and $450,000, respectively. For the three-month and nine-month periods ended March 31, 2004, the Company recognized net losses related to designated cash flow hedges in the amount of $209,000 and $519,000, respectively. These amounts are classified with other (income) expense, net in the consolidated statements of operations. During the three-month and nine-month periods ended March 31, 2005 and 2004, the derivative (gains) losses were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statements of operations. As of March 31, 2005, a loss of $157,000 was included in OCI. This loss is expected to be charged to earnings during the three-month period ended June 30, 2005 as the hedged transactions occur, and it is expected that the loss will be offset by currency gains on the items being hedged.

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

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition, or cash flows.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $12,282,000 at March 31, 2005, compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $1,545,000 and $581,000 as of March 31, 2005 and June 30, 2004, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month period ended March 31, 2005, and 8% for the nine-month period ended March 31, 2005 (compared to 8% during the three-month and nine-month periods ended March 31, 2004), of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition described in Note J below) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at March 31, 2005 and June 30, 2004, the Company has included $748,000 and $1,049,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the nine-month period ended March 31, 2005 are as follows:

Product Warranties
Balance as of June 30, 2004	$8,011,000
Warranty accruals during the period	10,199,000
Service costs incurred during the period	(5,990,000)

Balance at March 31, 2005	$12,220,000

Deferred Service Revenues
Balance as of June 30, 2004	$3,822,000
Revenues deferred during the period	2,137,000
Amounts recorded as revenue during the period	(1,118,000)

Balance at March 31, 2005	$4,841,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE H – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31 2005	March 31 2004	March 31 2005	March 31 2004
Net income	$24,410,000	$18,294,000	$59,670,000	$45,345,000
Foreign currency translation (losses) gains	(3,093,000)	(1,236,000)	(1,346,000)	4,451,000
Derivatives qualifying as hedges gains (losses)	728,000	307,000	59,000	(5,000)

Comprehensive income	$22,045,000	$17,365,000	$58,383,000	$49,791,000

NOTE I – RESTRUCTURING

On October 23, 2002, the Company announced that it would begin to restructure its Kennesaw, Georgia manufacturing facility. The transition of products and manufacturing processes from Kennesaw to Murrysville, Pennsylvania was completed during the quarter ended September 30, 2003. Due to increased utilization of the Kennesaw facility in the current quarter resulting from growth and new product introductions, the Company recorded an $812,000 adjustment to its reserve for idle lease facility obligations. This amount is reflected as a reduction to restructuring and acquisition-related expenses during the three-month and nine-month periods ended March 31, 2005 in the consolidated statements of operations. As of March 31, 2005 the remaining balance of the idle facility obligation is $750,000; this amount will be paid over the remaining term of the lease.

NOTE J – ACQUISITIONS

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

On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from its Wallingford, Connecticut plant to its Carlsbad, California location. This action represents the final step in the Company’s integration of Novametrix. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 60 employees are being involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing, and certain administrative support functions. During the three-month and nine-month periods ended March 31, 2005, the Company recorded $651,000 and $4,070,000 of restructuring and acquisition-related expenses, respectively (compared to $2,885,000 and $8,509,000 during the three-month and nine-month periods ended March 31, 2004, respectively), primarily for employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related expenses related to the restructuring of operations at the Wallingford, Connecticut facility that were recorded during the three-month and nine-month period ended March 31, 2005, the payments made against the obligations (including amounts that were previously accrued as of the beginning of the period), and the remaining obligations as of March 31, 2005. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford facility restructuring that are recorded to restructuring and acquisition-related expenses as they are incurred.

	Accrued Employee Costs	Accrued Facility Costs
Balance at June 30, 2004	$2,057,000	$1,043,000
Restructuring and acquisition-related expenses	363,000	—
Cash payments	(219,000)	(63,000)

Balance at September 30, 2004	$2,201,000	$980,000
Restructuring and acquisition-related expenses	245,000	—
Cash payments	(223,000)	(63,000)

Balance at December 31, 2004	$2,223,000	$917,000
Restructuring and acquisition-related expenses	45,000	—
Cash payments	(187,000)	(63,000)

Balance at March 31, 2005	$2,081,000	$854,000

Substantially all of the accrued obligations are expected to be paid during the quarter ending September 30, 2005, except for the idle facility costs that will be paid over the remaining term of the lease.

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendments described below). As of March 31, 2005 and June 30, 2004, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $2,061,000 and $2,709,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of March 31, 2005 and June 30, 2004, $8,168,000 and $8,344,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

On October 29, 2003 and December 29, 2004, the Company and the 40% shareholder of Fuji entered into amendments to the stock purchase agreement noted above, whereby the Company acquired 20% of the outstanding shares of Fuji for $5,090,000 on October 29, 2003 and an additional 5% of the outstanding shares of Fuji for $3,560,000 on December 29, 2004. The Company will acquire the remaining outstanding shares of Fuji on December 31, 2005 and 2006 for amounts that are determined based on the operating performance of Fuji. A portion of the October 29, 2003 and December 29, 2004 payments will result in a direct reduction to the additional payments due on December 31, 2005 and 2006 (in comparison to the amounts that would have become due on December 31, 2006 under the original acquisition agreement). The Company does not expect the total of the payments due under the amended purchase agreement to be materially different than the total of those payments under the original purchase agreement described previously, including the total of the fixed-price forward contract and the additional payments based on the operating performance of Fuji.

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. As of March 31, 2005, the Company accrued $2,918,000 for milestones achieved since the date of acquisition (of which $2,245,000 was paid as of March 31, 2005). The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (WBT), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited [now known as “Respironics (Ireland) Limited”] for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through July 1, 2005, of which $2,000,000 was accrued and paid as of March 31, 2005 as a result of the successful achievement of performance milestones.

WBT and Caradyne Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing, and marketing of unique technologies that are complementary with the Company’s ventilation product portfolio, primarily used in hospital settings and pre-hospital applications. The acquisition did not materially impact the Company’s net sales or net income during the three-month and nine-month periods ended March 31, 2005. In connection with the acquisition, the Company recorded $3,751,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 15 years.

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile Therapeutics plc (referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,301,000 British Pounds (or approximately $48,184,000), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees).

Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery. The results of operations of Profile are included in the Company’s consolidated statement of operations beginning on the acquisition date, July 1, 2004. The acquisition added in excess of approximately $7,400,000 and $19,400,000 to the Company’s net sales during the three-month and nine-month periods ended March 31, 2005, respectively, but did not materially impact the Company’s net income during these periods.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,123,000
Prepaid expenses and other current assets	1,276,000
Property, plant and equipment	1,554,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	38,195,000

Total assets acquired	60,062,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,383,000
Other non-current liabilities	2,495,000

Net assets acquired	$48,184,000

In connection with the Profile acquisition, the Company recorded $8,290,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and customer relationships. The weighted-average amortization period for these intangible assets is approximately nine years. The amounts assigned to these major classes of intangible assets are shown below:

Product-related intellectual property, primarily patents	$2,520,000
Customer relationships	5,770,000

Total intangible assets	$8,290,000

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FASB No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FASB No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position or cash flows. The impact of adopting FASB No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FASB No. 123(R) in prior periods, the impact of that standard for the three-month and nine-month periods ended March 31, 2005 and 2004 would have approximated the impact of FASB No. 123 as described in the disclosure of pro forma net income and earnings per share in Note B to the consolidated financial statements. FASB No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $2,959,000, and $4,433,000 during the nine-month periods ended March 31, 2005 and 2004, respectively. The accounting provisions of FASB No.123(R) are effective beginning in the Company’s fiscal 2006 first quarter.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which expressed views of the SEC regarding the interaction between FASB Statement No. 123 (Revised 2004), “Share-Based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

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

On October 22, 2004, the “American Jobs Creation Act of 2004” (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside the U.S. at an effective tax rate of 5.25%. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 allows companies additional time to assess the effect of repatriating foreign earnings under the law, including whether unrepatriated foreign earnings continue to qualify for FASB No. 109’s exception to recognizing deferred tax liabilities, and requires explanatory disclosures from those who need the additional time. During the three-month period ended March 31, 2005, the Company made the decision to repatriate $22,000,000 from certain foreign subsidiaries to take advantage of these temporary incentives under the Act. This dividend will be declared and paid by June 30, 2005. As a result of the Company’s decision to repatriate these earnings, the Company incurred a tax liability in the amount of $2,600,000. This liability was offset partially by foreign tax credits and other items resulting in a 40% effective tax rate in the three-month period ended March 31, 2005 and a 38% effective tax rate for the nine-month period ended March 31, 2005.

NOTE L – SUBSEQUENT EVENTS

On April 20, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, payable in the form of a 100% stock dividend. On or about June 1, 2005, one additional share of common stock will be distributed for each share held of record on May 9, 2005. An amount equal to the par value of the shares issued was transferred from the additional capital account to the common stock account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

On April 4, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (Mini-Mitter). The base cash purchase price approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance over the next two years. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended March 31		Percent Increase (Decrease)	Nine Month periods ended March 31		Percent Increase (Decrease)
	2005	2004		2005	2004
Net sales	$236,488,112	$196,731,854	20%	$661,853,843	$553,107,884	20%
Cost of goods sold	106,252,226	90,245,455	318%	301,465,631	261,085,894	15%

	130,235,886	106,486,399	22%	360,388,212	292,021,990	23%
General and administrative expenses (excluding acquisition earn-out expenses)	28,733,303	25,524,277	13%	93,830,573	77,524,517	21%
Acquisition earn-out expenses	1,116,019	3,376,875	(67%)	2,667,705	5,156,125	(48%)
Sales, marketing and commission expenses	47,948,185	36,901,588	30%	130,822,735	107,222,034	22%
Research and development expenses	11,493,556	7,615,763	51%	31,883,555	20,547,970	55%
Contribution to foundation	—	—	0%	1,500,000	1,500,000	0%
Restructuring and acquisition-related expenses	203,420	2,884,655	93%	4,628,897	8,775,281	(47%)
Other (income) expense, net	366,412	(280,934)	230%	(1,467,258)	(1,995,530)	(26%)

	89,860,895	76,022,224		263,866,207	218,730,397

INCOME BEFORE INCOME TAXES	40,374,991	30,464,175	33%	96,522,005	73,291,593	32%
Income taxes	15,965,412	12,170,259	31%	36,852,102	27,946,160	32%

NET INCOME	$24,409,579	$18,293,916	33%	$59,669,903	$45,345,433	32%

Diluted earnings per share	$0.34	$0.26	30%	$0.83	$0.64	28%

Diluted shares outstanding	72,661,176	71,047,482		72,155,038	70,316,592

All per share information has been adjusted to reflect the two-for-one stock split effected in the form of a stock dividend that was declared on April 20, 2005.

Net Sales—Net sales for the three-month period ended March 31, 2005 were $236,488,000, representing a 20% increase over the net sales of $196,732,000 recorded for the three-month period ended March 31, 2004. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended March 31				Dollar Increase	Percent Increase
	2005		2004
Domestic Homecare Products	$140,467,000	59%	$119,370,000	60%	$21,097,000	18%
Domestic Hospital Products	27,476,000	12%	27,170,000	14%	306,000	1%
International Products	68,545,000	29%	50,192,000	26%	18,353,000	37%

Total	$236,488,000	100%	$196,732,000	100%	$39,756,000	20%

Net sales for the nine-month period ended March 31, 2005 were $661,854,000, representing a 20% increase over the net sales of $553,108,000 recorded for the nine-month period ended March 31, 2004. The Company’s sales growth during this nine-month period is summarized as follows:

	Nine-Month Periods Ended March 31				Dollar Increase	Percent Increase
	2005		2004
Domestic Homecare Products	$395,506,000	60%	$342,658,000	62%	$52,848,000	15%
Domestic Hospital Products	74,675,000	11%	69,538,000	13%	5,137,000	7%
International Products	191,673,000	29%	140,912,000	25%	50,761,000	36%

Total	$661,854,000	100%	$553,108,000	100%	$108,746,000	20%

The Company’s three core growth drivers—devices for the diagnosis and treatment of obstructive sleep apnea, total ventilation solutions aimed at the range of ventilator-dependent patients, and international expansion initiative—have thus far led the Company’s year-over-year growth during the 2005 fiscal year. The Company also continued its investments in expansion initiatives intended to broaden its presence in the sleep and respiratory markets. This expansion is demonstrated by the growth in sales of developmental infant care products through Children’s Medical Ventures that is described below, and the broadening of the Company’s respiratory drug delivery initiative with the acquisition of Profile, which the Company acquired on July 1, 2004.

Revenues during the three-month and nine-month periods ended March 31, 2005 include approximately $2,166,000 and $4,933,000, respectively, in sales of non-invasive ventilation devices for hospital and pre-hospital settings and other respiratory care products from Caradyne, which was acquired on February 27, 2004, plus incremental revenues in excess of $7,400,000 and $19,400,000, respectively, contributed by Profile. For more information about Caradyne and Profile, refer to Note J to the consolidated financial statements.

The Company’s domestic homecare revenue gains during the three-month and nine-month periods ended March 31, 2005 were led by year-over-year increases of $18,280,000 (23%) and $46,594,000 (20%), respectively, in domestic sleep therapy devices, masks, and accessories (collectively the Company’s largest product line). The Company’s growth in sleep therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in sleep therapy, its extensive distribution channel to homecare providers and clinicians, strength of the sales force and the success of its customer programs, and growth of the domestic sleep therapy market (estimated to be approximately 15% - 20% per year). During the three-month period ended March 31, 2005, the Company introduced the Alice® 5 sleep diagnostic system, which contributed $1,385,000 (73%) of sales growth compared to the previous year; sleep diagnostic sales growth for the nine-month period ended March 31, 2005 was $1,950,000 (33%) compared to the prior year. Additionally, the Company’s Children’s Medical Ventures revenues increased during the three-month and nine-month periods ended March 31, 2005 by $1,800,000 (16%) and $8,524,000 (28%), respectively, versus the prior year. The revenue gains in sleep therapy and diagnostic products and Children’s Medical Ventures were offset during the three-month and nine-month periods ended March 31, 2005 by lower sales of home oxygen therapy products versus the prior year of $1,052,000 and $5,392,000, respectively, based on the Company’s decision to be more selective in pursuing business based on pricing and profitability.

Sales of domestic hospital products during the three-month and nine-month periods ended March 31, 2005 increased by $306,000 (1%) and $5,137,000 (7%), respectively. These results were negatively impacted by changes the Company initiated related to the distribution of its BiPAP® Vision® Non-invasive Ventilation systems. Effective July 1, 2005, the Company will be moving from distributor-based sales to a direct-sales model for this product line. As part of the transition the Company has provided its primary distributor the right to return inventory that it had not re-sold as of June 30, 2005, which resulted in a deferral of $2,600,000 in revenues during the three-month period ended March 31, 2005.

Excluding the impact of this change, domestic hospital ventilation revenues increased by 23% and 13%, respectively, during the three-month and nine-month periods ended March 31, 2005 compared to the prior year.

The Company’s international growth during the three-month and nine-month periods ended March 31, 2005 included increased sales of both homecare and hospital products; the most significant increases coming from homecare sleep therapy devices and accessories ($5,489,000 and $17,750,000 of the increase over the prior year, representing 26% and 31% growth, respectively), homecare ventilation systems and accessories ($5,241,000 and $9,967,000 of the increase over the prior year, respectively), and home oxygen therapy ($222,000 and $3,253,000 of the increase over the prior year, respectively). International revenue increases during the three-month and nine-month periods ended March 31, 2005 reflect approximately $7,100,000 and $19,500,000, respectively, of combined incremental revenues from Profile and Caradyne. The primary geographic locations experiencing these revenue increases were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs as well as strategic acquisitions, including Profile, Caradyne, and Fuji. Changes in foreign currency exchange rates contributed $983,000 and $3,741,000 of revenues during the three-month and nine-month periods ended March 31, 2005 (less than 1% of net sales) compared to the prior year periods.

Gross Profit—The Company’s gross profit was 55% and 54% of net sales for the three-month periods ended March 31, 2005 and 2004, respectively, compared to 54% and 53% of net sales for the nine-month periods ended March 31, 2005 and 2004, respectively. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between sales of electro-mechanical devices and masks and accessories, domestic and international sales, and product groups), and material cost reductions, achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $28,733,000 (12% of net sales) for the three-month period ended March 31, 2005, compared to $25,524,000 (13% of net sales) for the three-month period ended March 31, 2004. For the nine-month period ended March 31, 2005, general and administrative expenses were $93,831,000 (14% of net sales) compared to $77,525,000 (14% of net sales) for the prior year nine-month period. The dollar increases for the three-month and nine-month periods ended March 31, 2005 were due primarily to higher employee compensation, consistent with the growth of the Company’s business and the financial performance achieved during the period, increases in information technology and product warranty costs, and general and administrative expenses at recently acquired Profile and Caradyne.

Acquisition Earn-out Expenses—During the three-month periods ended March 31, 2005 and 2004, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $1,116,000 (less than 1% of net sales) and $3,377,000 (less than 2% of net sales in both periods), respectively. For the nine-month period ended March 31, 2005, acquisition earn-out expenses were $2,668,000 compared to $5,156,000 for the prior year nine-month period (less than 1% of net sales in both periods). See Note J to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $47,948,000 (20% of net sales) for the three-month period ended March 31, 2005, compared to $36,902,000 (19% of net sales) for the three-month period ended March 31, 2004. For the nine-month period ended March 31, 2005, sales, marketing, and commission expenses were $130,823,000 (20% of net sales) compared to $107,222,000 (19% of net sales) for the nine-month period ended March 31, 2004. The dollar increases were driven by higher variable sales force compensation, consistent with the increase in sales levels from the prior year periods, sales, marketing and commission expenses incurred at recently acquired Profile and Caradyne, as well as the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $11,494,000 (5% of net sales) for the three-month period ended March 31, 2005, compared to $7,616,000 (4% of net sales) for the three- month period ended March 31, 2004. For the nine-month period ended March 31, 2005, research and development expenses were $31,884,000 (5% of net sales) compared to $20,548,000 (4% of net sales) for the nine-month period ended March 31, 2004. The increases were due to the Company’s continuing commitment to research, development and new product introductions, as well as the impact of the recent acquisitions of Profile and Caradyne. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

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

Restructuring and Acquisition-Related Expenses—During the three-month and nine-month periods ended March 31, 2005, the Company incurred restructuring and acquisition-related expenses of $203,000 and $4,629,000, respectively, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility and the integration of Profile, reduced by the $812,000 adjustment to the idle facility obligation at the Kennesaw, Georgia manufacturing facility that is described in Note I to the consolidated financial statements. During the three-month and nine-month periods ended March 31, 2004, the Company incurred restructuring and acquisition-related expenses of $2,885,000 and $8,775,000, respectively, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Notes I and J to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $366,000 for the three-month period ended March 31, 2005, compared to $(281,000) for the three-month period ended March 31, 2004. Other (income) expense, net was $(1,467,000) for the nine-month period ended March 31, 2005, compared to $(1,996,000) for the nine-month period ended March 31, 2004. Other (income) expense, net in all periods presented is primarily comprised of realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note F to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 40% for the three-month periods ended March 31, 2005 and 2004, as compared to 38% for the nine-month periods ended March 31, 2005 and 2004. During the three months ended March 31, 2005, the Company made the decision to repatriate $22,000,000 from certain foreign subsidiaries to take advantage of these temporary incentives under the American Jobs Creation Act. As a result of the Company’s decision to repatriate these earnings, the Company incurred a tax liability in the amount of $2,600,000. This liability was offset partially by foreign tax credits and other items resulting in a 40% effective tax rate in the three-month period ended March 31, 2005 and a 38% effective tax rate for the nine-month period ended March 31, 2005. During the three-month and nine-month periods ended March 31, 2004, the effective income tax rate was impacted by higher acquisition earn-out expenses, which are not deductible for income tax purposes.

Net Income—As a result of the factors described above, the Company’s net income was $24,410,000 (10% of net sales) or $0.34 per diluted share for the three-month period ended March 31, 2005, compared to net income of $18,294,000 (9% of net sales) or $0.26 per diluted share for the three-month period ended March 31, 2004. The restructuring and acquisition-related expenses described above constituted a reduction of $0.00 and $0.02 per diluted share on an after-tax basis, respectively, for the three-month periods ended March 31, 2005 and 2004. The Company’s net income was $59,670,000 (9% of net sales) or $0.83 per diluted share for the nine-month period ended March 31, 2005, compared to net income of $45,345,000 (8% of net sales) or $0.64 per diluted share for the nine-month period ended March 31, 2004. The restructuring and acquisition-related expenses described above constituted a reduction of $0.04 and $0.08 per diluted share on an after-tax basis, respectively, for the nine-month periods ended March 31, 2005 and 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $324,387,000 at March 31, 2005 and $301,032,000 at June 30, 2004. Net cash provided by operating activities for the nine-month period ended March 31, 2005 was $100,927,000, compared to $91,328,000 for the nine-month period ended March 31, 2004. The increase in cash provided by operating activities was primarily due to higher net income before depreciation and amortization, offset partially by working capital changes, including an increase in inventories and a smaller increase in other operating assets and liabilities compared to the increase in the year-ago period. The increase in inventories that affected operating cash flows was to support various pending product releases and the transition of inventories to the Company’s Carlsbad, California manufacturing facility in association with the restructuring of operations at the Wallingford, Connecticut manufacturing facility.

Net cash used by investing activities was $101,712,000 and $42,875,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. During the nine-month period ended March 31, 2005, the Company paid $43,509,000 to acquire Profile, net of cash acquired in the transaction, $4,048, 000 to acquire other businesses during the period, and $3,239,000 of additional purchase price payments and transaction costs for previously acquired businesses. These acquisition-related payments are more fully described in Note J to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($50,915,000 and $36,420,000 during the nine-month periods ended March 31, 2005 and 2004, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. During the three-month period ended March 31, 2005, the Company also purchased a 138,000 square foot facility near its current Murrysville, Pennsylvania, campus for a purchase price of approximately $5,500,000. The funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $31,576,000 during the nine-month period ended March 31, 2005 consists of $23,012,000 of proceeds from the issuance of common stock under the Company’s stock option plans and $8,564,000 of proceeds from equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations. During the nine-month period ended March 31, 2004, cash provided by financing activities of $13,415,000 consists of $15,381,000 of proceeds from the issuance of common stock under the Company’s stock option plans, offset by debt pay-downs (net of borrowings) of $1,966,000. During the nine-month period ended March 31, 2004, the Company repaid the remaining $10,000,000 balance that was outstanding under the Revolving Credit Agreement (described below). Offsetting this repayment, the Company received proceeds from equipment financing at Fuji.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $149,310,000 at March 31, 2005, with certain provisions allowing for further expansion of the facility), and its accumulated cash and cash equivalents—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities (including restructuring and acquisition-related expenses), investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

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

On August 19, 2002 and as amended on September 3, 2004, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (“LIBOR”). As of March 31, 2005, no amounts are outstanding under the Revolving Credit Agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of March 31, 2005:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$3,296,000	$2,013,000	$1,283,000	$—	$—
Capital Lease Obligations	43,332,000	14,821,000	21,923,000	6,588,000	—
Operating Leases	27,782,000	7,819,000	10,512,000	5,344,000	4,107,000
Amounts payable to selling parties of previously acquired businesses	14,440,000	7,810,000	6,630,000	—	—

Total Contractual Obligations	$88,850,000	$32,463,000	$40,348,000	$11,932,000	$4,107,000

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$690,000	$690,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, BiliChek, and Caradyne for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued in the Company’s consolidated balance sheet as of March 31, 2005 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note J to the consolidated financial statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $12,282,000 at March 31, 2005, compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is

$1,545,000 and $581,000 as of March 31, 2005 and June 30, 2004, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month period ended March 31, 2005, and 8% for the nine-month period ended March 31, 2005 (compared to 8% during the three-month and nine-month periods ended March 31, 2004), of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition described in Note J to the consolidated financial statements) does not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at March 31, 2005 and June 30, 2004, the Company has included $748,000 and $1,049,000, respectively, of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement place a cap on the Company’s recourse obligation at $1,049,000.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. In addition, no new critical accounting policies have been adopted during the three-month or nine-month periods ended March 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates.

Interest Rates—The Company’s primary interest rate risk relates to its long-term debt obligations. At March 31, 2005, the Company had total long-term obligations, including the current portion of those obligations, of $46,628,000 all of which were fixed-rate obligations. As of March 31, 2005, a 10% change in interest rates would not have had a material impact on the Company’s results of operations. The Company has no interest rate hedging agreements.

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

For the nine-month period ended March 31, 2005, sales denominated in currencies other than the U.S. Dollar totaled $113,452,000, or approximately 17% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $10,314,000 for the nine-month period ended March 31, 2005. The Company has a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts that are in place to mitigate the financial statement impact of an adverse change of 10% in exchange rates. Foreign currency gains included in the determination of the Company’s net income, including amounts related to designated cash flow hedges, were $95,000 for the nine-month period ended March 31, 2005.

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

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition, or cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3:	Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 5:	Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6:	Exhibits.

Exhibit 10.42	Employment Agreement, made as of April 18, 2005 by and between the Company and Donald Spence, filed as Exhibit 10.42 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Exhibit 3.11	Amendment to Bylaws of the Company on April 20, 2005, filed as Exhibit 3.1 to Form 8-K under Item 5.03.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: May 10, 2005	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer