Form 10-K
period 2005-06-30
RESPIRONICS INC
filed 2005-09-13
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

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

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2004, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,708,000,000. (All directors, executive officers, and 10% shareholders of the registrant are considered affiliates).

As of August 31, 2005, there were 79,000,782 shares of Common Stock of the registrant outstanding, of which 6,990,359 were held in treasury. These amounts have been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 15, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and statements incorporated by reference in this Form 10-K from the 2005 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales and acceptance of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; U.S. Food and Drug Administration (“FDA”) and other regulatory requirements and enforcement actions; future results from acquisitions; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States (including potential future effects of the change in sovereignty of Hong Kong); the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems; foreign currency fluctuations; expiration of intellectual property rights; customer consolidation and concentration; increasing price competition and other competitive factors in the sale of products; interest rate fluctuations; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 1. Business

Respironics Inc. is a Delaware corporation with executive offices located at 1010 Murry Ridge Lane, Murrysville, PA 15668-8525. Unless the context indicates otherwise, reference in this Annual Report to the “Company” or “Respironics” refers to Respironics, Inc. and its domestic and foreign subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to “fiscal year” refers to the twelve-month period ending on June 30 of the year indicated.

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

General

Respironics is a leading designer, developer, manufacturer and marketer of medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. The Company’s products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in the home, in hospitals, in alternative care facilities and in emergency medical settings. The Company’s primary product lines are:

(i)

Homecare products, including: (a) sleep apnea products, including continuous positive airway pressure (“CPAP”) devices and bi-level positive airway pressure devices used in the home for the treatment of obstructive sleep apnea (“OSA”), a serious disorder characterized by the repeated cessation of breathing during sleep (a CPAP device provides continuous air pressure into a patient’s airway, whereas a bi-level device provides higher air pressure into a patient’s airway during inhalation and lower pressure during exhalation); (b) respiratory devices, including bi-level non-invasive ventilation products that provide positive airway pressure into a patient’s airway to supplement (but not replace) the patient’s own breathing; (c) invasive portable volume ventilation products used in the home; and (d) home oxygen products.

(ii)	Hospital products, including: (a) therapeutic devices that assist or control a patient’s ventilation, such as bi-level non-invasive ventilation products and critical care ventilation products that can deliver both non-invasive and invasive ventilation; (b) cardio-respiratory monitoring products that provide information about a patient’s condition, all of which are used in hospital or institutional settings; (c) traditional respiratory drug delivery products; and

(iii)	Other emerging product lines, including respiratory drug delivery products, Children’s Medical Ventures infant management and developmental care products, and products aimed at offering solutions to sleep disorders beyond OSA. Consistent with the Company’s strategy to broaden its scope and the breadth of its products and services, the Company established these individual product groups within its Homecare and Hospital product groups to meet the current and emerging needs of the sleep and respiratory markets.

Respironics markets its products through homecare, hospital, respiratory drug delivery and international sales organizations, which consist of approximately 756 direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers and dealers (commonly referred to as “dealers”) and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end-users. With over 80% of its sales currently reaching the global homecare market, Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

Recent Acquisitions

Fiscal Year Ended June 30, 2005

Mini-Mitter—On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (“Mini-Mitter”). The base cash purchase price approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance over the next two years. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition of Mini-Mitter broadens the Company’s presence in the sleep market beyond its core OSA business through innovative technologies that will enable the Company to expand its current position and access new markets that have been identified as key in the broader sleep market. The results of operations of Mini-Mitter are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 1, 2005.

Profile—On July 1, 2004, the Company’s offer to acquire 100% of the outstanding shares of Profile Therapeutics plc (“Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile, representing a total purchase price of 26,309,000 British Pounds (or approximately $43,524,000 net of $4,675,000 of cash acquired in the transaction). Profile, which is based in the United Kingdom (“UK”), distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery. Prior to the acquisition, Profile was a distributor of the Company’s sleep and ventilation products in the UK; the acquisition therefore expands the Company’s distribution channel in the UK. Profile’s core respiratory drug delivery system is an innovative platform that utilizes “intelligent inhalation” technology called Adaptive Aerosol Delivery (AAD). This delivery system is designed to automatically respond to individual patients’ breathing patterns to deliver a precise dose synchronized with a patient’s inhalation cycle.

The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used compared to conventional nebulizers. Profile’s second generation AAD system, Prodose, is approved for use in the UK and various markets in Europe, and it has received 510(k) clearance from the FDA. The results of operations of Profile are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, July 1, 2004.

During the year ended June 30, 2005, the Company also acquired distribution channels in Italy and Switzerland as well as an independent sales organization that previously sold the Company’s products in certain U.S. territories. These acquisitions did not materially affect the Company’s financial condition or results of operations, individually or in the aggregate.

Fiscal Year Ended June 30, 2004

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (“WBT”), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited, now known as “Respironics (Ireland) Limited”, for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2005 (as amended), of which $2,000,000 was paid as of June 30, 2005 as a result of the successful achievement of performance milestones. WBT and Respironics (Ireland) Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing and marketing of proprietary technologies that are complementary with the Company’s ventilation product portfolio, which are primarily used in hospital settings and pre-hospital applications. The results of operations of Caradyne are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, February 27, 2004.

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. As of June 30, 2005, the Company accrued (on a cumulative basis since the acquisition date) $3,381,000 for milestones achieved during the period (of which $3,030,000 was paid as of June 30, 2005). Additionally, in June 2005 the Company advanced $1,000,000 to SpectRx, Inc. as a prepayment for performance milestones expected to be achieved during the 2006 fiscal year. The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the BiliChek product. The results of operations of BiliChek are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, March 6, 2003.

See Note Q to the Consolidated Financial Statements for more information about these acquisitions.

Products

The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Encore, Encore SmartCard, Tranquility, Smart Monitor, Wallaby, Inspiration, Esprit, BiPAP, BiPAP Vision, PLV, Synchrony, Alice, Stardust, BiliChek, AAD, Bi-Flex, Flow-TRAK, NICO, Prodose, BiPAP Harmony, Sleepware and WhisperFlow. The following are trademarks of the Company as used in this document: Respironics Millennium, Profile Lite, Simplicity, Comfort Series, ComfortSelect, ComfortClassic, ComfortLite, ComfortGel, ComfortFull, ComfortCurve, SleepLink, Contour Deluxe, Performa Trak, I-neb, and NeoPAP.

The trademark C-Flex is used under license.

The Company’s principal products can be divided into two categories: homecare products and hospital products, both of which are used in the diagnosis and treatment of patients suffering from sleep and respiratory disorders.

Homecare Products

The Company’s homecare products can be separated into the following major subcategories: sleep apnea diagnosis and therapy products; non-invasive ventilation products; invasive portable volume ventilation products; and oxygen products.

Sleep Apnea Products. Respironics believes it is the worldwide market share leader in OSA therapy devices. The Company’s primary OSA products include the REMstar CPAP Series and the BiPAP Series and Tranquility bi-level units, and related accessories such as humidifiers, masks, tubes, filters and headgear.

The Company’s CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep. The REMstar Series CPAP systems (REMstar Plus, REMstar Pro and REMstar Auto) are low-cost, innovative OSA therapy devices that meet the Company’s strategy of offering units at all key price points and represent state-of-the-art CPAP systems that provide high-quality treatment options at an economical price. The REMstar Auto CPAP system utilizes innovative technology to monitor the patient’s airway and adjust output automatically in order to deliver the appropriate pressure. The REMstar Pro and REMstar Auto also feature built-in memory to record patient usage and quality of life data. The Company’s Encore SmartCard is a device used to retrieve this patient data, update air pressure settings, and change modes of operations for certain of the Company’s CPAP and bi-level devices by utilizing specially developed data management software that is programmed onto a credit card sized Encore SmartCard. The C-Flex technology provides OSA sufferers with a more comfortable treatment for sleep apnea when compared to traditional CPAP treatment by tracking the patient’s breathing to ensure the optimal amount of pressure is delivered at exhalation. The C-Flex technology is currently available on the Company’s REMstar Pro (released during the 2003 fiscal year), REMstar Pro II (released during the 2005 fiscal year), REMstar Plus (released during the 2004 fiscal year), and REMstar Auto (released during the 2005 fiscal year).

The BiPAP Pro, BiPAP Plus and Tranquility Bi-level System are the Company’s primary bi-level OSA units. These units sense the patient’s breathing cycle and adjust the pressure accordingly. The BiPAP Pro unit also contains advanced leak-sensing technology, which improves the unit’s pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients as an alternative to CPAP.

The Company also offers both integrated and stand-alone humidifiers as accessories to support its strategy of enhancing patient adherence to the therapy provided by its CPAP and bi-level devices. Humidifying the air that flows into the patient’s airway provides more comfortable therapy for certain patients.

The Company also provides masks used with CPAP and bi-level devices, primarily from its Comfort Series including the Respironics Profile Lite, ComfortSelect, ComfortClassic, ComfortLite, ComfortGel, ComfortFull Face, ComfortCurve and Respironics Simplicity masks. The Company believes that its nasal mask products were the first masks to adequately seal on a patient’s face for nasal CPAP delivery, thereby minimizing patient discomfort and promoting increased patient compliance with prescribed usage. The Company’s nasal mask products are designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. Full face masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

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

The Company’s primary sleep diagnostic product is the Alice System. Alice is a computer-based system for use in sleep labs and other clinical settings. With the release of the Alice 5 sleep diagnostic unit during the 2005 fiscal year, the device is capable of recording up to 25 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient’s physiological data, the Alice System utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on infants or adults, and separate software programs were developed specifically for each type of patient.

The Company also manufactures and markets Stardust II, a palm-sized portable sleep system that monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors that are specifically designed for use in the home. These sensors record a variety of patient data and the information is subsequently sent to the sleep lab or other clinical setting where it is diagnosed by a trained clinician.

The Synchrony Sleep Lab System, consisting of the Synchrony pressure generator and a palm-sized remote control unit, is used by clinicians in prescribing therapy for the treatment of adult OSA once a diagnosis has been made.

The Company estimates that in the U.S. there are currently more than 2,500 sleep labs located at hospitals, other medical centers and freestanding sites where pulmonologists, technicians and other medical professionals diagnose OSA (as well as other sleep disorders) and then prescribe the appropriate treatment. Sleep labs provide the most frequent source of patient introductions to the Company’s sleep and home respiratory sleep products.

OSA patients can purchase or rent the Company’s OSA therapy products from home medical equipment service provider and dealer locations throughout most of the world. Personnel at each of these locations are generally equipped to train the patient in the product’s use and to maintain and service the product. See “Sales, Distribution, and Marketing.” The retail price for a CPAP unit ranges from $1,200 to $1,700, depending on the type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,400 to $3,000, depending on which model is purchased. The Company’s sleep diagnostic products are sold through dealers and directly to clinical sites.

Non-invasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of non-invasive ventilation products in the U.S. These products are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilation requirements of the patient.

The Company’s principal non-invasive ventilation product for home use is the BiPAP Synchrony Ventilatory Support System. This device is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. This device senses the patient’s breathing and adjusts its output to assist in inhalation and exhalation. Additionally, the device compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient, thereby providing what the Company believes is a more efficient and consistent non-invasive therapy than competing ventilators. The face masks described above are also used with the non-invasive ventilatory support units.

The Company believes that its non-invasive ventilation products have the potential for increasing patient comfort by adapting to the patient’s breathing cycles as opposed to requiring the patient to adapt his or her breathing to the ventilator cycles and by delivering therapy effectively with a patient mask rather than requiring intubation. Non-invasive ventilation products are generally less expensive than invasive ventilators.

Invasive Portable Volume Ventilation Products. The Company manufactures and markets invasive portable volume ventilators that are used in the home by individuals who are typically dependent on ventilators for continuous life support.

The Company’s principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically powered unit specifically designed for long-term use in the home and also suitable for transport, short-term and institutional use. The PLV-100 can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit, and it can be powered by normal AC power or DC battery power and be operated in three different ventilation modes depending on the patient’s needs. The unit features a variety of alarms and displays to alert clinicians and caregivers to changes in the patient’s pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end-user patients primarily through the Company’s network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end-users. In certain limited cases, the Company rents these units directly to end-users. The Company’s next generation invasive portable volume ventilator, the PLV-C, was released in August 2005.

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

Hospital Products

The Company has three primary hospital product groups: (a) therapeutic products that assist or control a patient’s ventilation, (b) cardio-respiratory monitoring products that provide clinical information about a patient’s condition, and (c) traditional respiratory drug delivery products.

Therapeutic Products. The Company’s primary therapeutic products are the BiPAP Vision and the Esprit. The BiPAP Vision is a non-invasive ventilatory support device designed specifically for hospital use which features an oxygen module, provides higher flow and pressure functions than the Company’s other non-invasive units, and is designed to be easily upgraded. The BiPAP Vision also includes integrated airway pressure monitoring, an integrated display screen, a disposable circuit and a mounting stand, all of which are designed to allow the unit to be used more easily in delivering non-invasive ventilation support in the hospital environment.

The Company also manufactures and markets the Esprit, a ventilator designed for use in the hospital and other institutional settings. Esprit is designed to effectively deliver both invasive and noninvasive ventilation, thus eliminating the need to use two separate ventilators for one patient and allowing it to be used throughout the continuum of patient care. With invasive ventilation, the ventilator delivers a mixture of room air and oxygen into a patient’s lungs via a tube inserted into the patient’s airway. These patients are typically dependent on the ventilator for life support. Esprit features a graphical user interface with an infrared touch screen, alarm and status indicators designed to allow rapid assessment of alarm conditions and patient status, volume and pressure control, and is designed to be easily upgraded. The Company developed and released several software and other product enhancements to the Esprit ventilator, including Flow-TRAK and Trending, aimed at increasing its capabilities and ease of use. Flow-TRAK provides a new breathing mode for the Esprit, whereby the volume of gas delivery can be increased or decreased based on the patient’s requirements. Trending provides the clinician with the ability to review patient data, alarm occurrences and ventilator settings from the previous seventy-two hour period. The Esprit has a graphics option available, designed to provide clinicians with immediate, real time feedback in order to optimize ventilator settings. Also available is a color screen option, designed to enhance the clinicians’ ability to identify displays and facilitate the Esprit’s already easy-to-use graphical user interface.

The Company’s February 2004 acquisition of Caradyne provided new innovative noninvasive devices for use in hospitals and pre-hospital applications. The WhisperFlow product line provides a comprehensive noninvasive ventilation treatment solution effective for treating a wide range of adult and pediatric respiratory conditions. Most notably, it is designed to reduce the patient’s work of breathing, improve oxygen uptake and is highly portable and easy to use.

The Company also manufactures, distributes and rents several other hospital ventilation products, including a version of the PLV-100 designed more specifically for institutional use, and a variety of masks, tubing and headgear similar to those used in the sleep and home respiratory market described above along with certain other accessories specifically designed for hospital and institutional use.

Cardio-Respiratory Monitoring Products. The Company manufactures and markets cardio-respiratory monitors, sensors and related disposable accessories. These electronic devices provide the measurements and continuous display of a patient’s cardiac output, carbon dioxide, oxygen saturation and respiratory mechanics parameters. The sensors for the Company’s devices are designed so that this patient data can be gathered non-invasively. Noninvasive monitoring offers advantages over invasive monitoring, including a reduced likelihood of infection and other associated complications that can result from invasive monitoring. The Company’s cardio-respiratory monitoring devices are used in hospital operating rooms, intensive care units, emergency departments, and while transporting patients to or within hospitals.

Traditional Respiratory Drug Delivery Products. The Company provides respiratory drug delivery products that are used in both the home and hospital settings, including nebulizers, peak flow meters, and spacers. The Company distributes several models of medication nebulizers, which dispense medication in a fine mist for inhalation deep into the lungs, under the trade name Inspiration. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma. The Company’s models utilize a compressor to direct a flow of air through the nebulizer chamber that contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, has contributed to the growth of this market. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a metered dose inhaler (“MDI”), facilitates the delivery of asthma medications.

Profile also develops and sells traditional nebulizers and compressors that are complimentary to the Company’s existing nebulizer product family.

Other Emerging Product Lines

The Company has also established other product groups that represent potential emerging growth drivers, including respiratory drug delivery products, Children’s Medical Ventures infant management and developmental care products, and products aimed at offering solutions to sleep disorders beyond OSA. Consistent with the Company’s strategy to broaden its scope and the breadth of its products and services, the Company established these individual product groups within its Homecare and Hospital product groups to meet the current and emerging needs of the sleep and respiratory markets.

Respiratory Drug Delivery Products. Through its July 1, 2004 acquisition of Profile, the Company added Profile’s core respiratory delivery technology, an “intelligent inhalation” platform called Adaptive Aerosol Delivery (AAD). This delivery system is designed to automatically respond to individual patients’ breathing patterns to deliver a precise dose synchronized with the patient’s inhalation cycle. The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used and faster treatment times compared to conventional nebulizers. The Company’s second generation AAD system, Prodose, is approved for use in the UK, various markets in Europe and has received 510K clearance from the U.S. Food and Drug Administration. During the 2005 fiscal year, the Company reached agreement with a customer to supply the AAD system for delivery of the pulmonary arterial hypertension drug, Ventavis (iloprost) Inhalation Solution, which recently received FDA approval for marketing in the U.S. The Company also provides, via a third party contract manufacturer, its own branded antibiotic, Promixin, which treats chronic infections associated with cystic fibrosis. Promixin, launched by Profile in 2003 in the UK and marketed in the European Community primarily in combination with the Company’s AAD device, is a branded generic antibiotic designed to be delivered directly to the site of infection in the lungs. A new handheld, portable and silent version of AAD technology called I-neb is approved for use in the European market and is currently awaiting FDA approval.

Children’s Medical Ventures Infant Management and Developmental Care Products. Children’s Medical Ventures is a leading provider of developmentally supportive products for premature babies, healthy newborns and older hospitalized infants. The Company’s primary infant management products are monitoring devices designed for infants at risk for sudden infant death syndrome or “SIDS.” SIDS is the sudden unexpected death of an infant that remains unexplained after investigation and is one of the leading causes of death in the U.S. of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardio-respiratory episodes and those born to a family with a SIDS incident history. A limited number of alternative monitoring technologies are generally available.

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

The Company also manufactures and markets the BiliChek Non-Invasive Bilirubin Analyzer, a non-invasive device that measures the level of bilirubin in the blood of infants. The historical method of measuring bilirubin levels to diagnose jaundice in infants, the “heel stick,” involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliChek replaces the heel stick by analyzing reflected light shined on an infant’s forehead to generate immediate and painless test results at a low cost. The Company acquired the BiliChek line of products from SpectRx, Inc. on March 6, 2003. Prior to the acquisition, the Company had exclusive distribution rights in the United States and Canada for the BiliChek. The device has received clearance to market from the FDA for infants before, during and after phototherapy treatment.

The Company also markets developmental care products and services designed to improve the quality of care for premature infants. These developmental care products are designed to meet the unique needs of premature infants, including appropriately sized infant care products, safety equipment and specialty feeding and skin care products. The Company also offers related education products and programs. The Company’s developmental care products are used in the home and in neonatal and pediatric intensive care units of hospitals.

Sleep Well Ventures. Sleep Well Ventures was established to become the worldwide leader at providing innovative and highly valued sleep and wake solutions beyond OSA. Sleep Well Ventures gained several active product lines and development initiatives with the acquisition of Mini-Mitter on April 1, 2005. Current products are in the field of Actigraphy, and includes device used to determine energy expenditure, sleep/wake patterns, sleep quality and evaluate circadian rhythms. Additionally, Biotelemetry products are used to monitor body temperature, heart rate and variability and stress responses.

* * * * * * * * * *

Sales of homecare products and all related accessories and replacement parts accounted for 82% (domestic—60%; international—22%), 81% (62%; 19%) and 81% (62%; 19%), of the Company’s net sales for its fiscal years 2005, 2004, and 2003, respectively. Sales of hospital products and accessories accounted for 18% (domestic—11%; international—7%), 19% (13%; 6%), and 19% (13%, 6%) of the Company’s net sales for fiscal years 2005, 2004 and 2003, respectively.

Manufacturing and Properties

The Company owns or leases its manufacturing, office and warehouse facilities. The Company’s major facilities and their primary uses are summarized below:

	Square Feet	Owned/Leased
United States:
Murrysville, Pennsylvania (offices)	55,000	Owned
Murrysville, Pennsylvania (offices)	23,000	Leased
Murrysville, Pennsylvania (offices and manufacturing)	127,000	Owned
Monroeville, Pennsylvania (offices)	138,000	Owned
Plum Borough, Pennsylvania (offices and warehouse)	17,000	Leased
Kennesaw, Georgia (offices and manufacturing)	129,000	Leased
Carlsbad, California (offices and manufacturing)	85,000	Leased
Wallingford, Connecticut (offices and manufacturing)	53,000	Leased
Cedar Grove, New Jersey (offices)	10,000	Leased
Youngwood, Pennsylvania (warehouse)	104,000	Leased
Edison, New Jersey (warehouse)	6,800	Leased
Houston, Texas (warehouse)	6,000	Leased
Concord, California (warehouse)	6,400	Leased
La Mirada, California (warehouse)	6,400	Leased
Bend, Oregon (offices and manufacturing)	9,300	Leased
Thornton, Colorado (offices and warehouse)	9,000	Leased

International:
Hong Kong (offices)	10,000	Leased
Shenzhen, China (manufacturing)	100,000	Leased
Subic Bay, Philippines (manufacturing)	2,300	Leased
Tokyo, Japan (offices)	5,400	Leased
Saitama City, Japan (warehouse)	26,300	Leased
Herrsching, Germany (offices and warehouse)	19,000	Leased
Nantes, France (offices and warehouse)	7,800	Leased
Paris, France (offices)	3,400	Leased
Galway, Ireland (offices and manufacturing)	14,000	Leased
West Sussex, United Kingdom (offices and manufacturing)	36,000	Leased
Zofingen, Switzerland (offices)	600	Leased
Desio, Italy (offices)	1,200	Leased

The Company also has approximately 75 sales and service centers throughout Japan, each of which is approximately 950 square feet in size and is leased.

Operations in the Far East and Europe are subject to the risks normally associated with foreign operations including, but not limited to, foreign currency fluctuations, possible changes in export or import restrictions and the modification or introduction of governmental policies with potentially adverse effects.

The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including augmenting the current partial second shift work schedule at the United States facilities. Rental space, which the Company believes is readily available and reasonably priced near each current location, could be utilized as well. The Company’s current and prior year acquisitions did not create any material excess or unused capacity. The Company also owns undeveloped land near its existing Murrysville facilities that can be used for future expansion, if needed.

The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company purchases the component parts for its major products from a number of different suppliers. The raw materials used in the Company’s components have historically been readily available. However, loss of a key supplier or access to certain raw materials could have a material adverse impact on the Company.

Sales, Distribution and Marketing

The Company sells and, in some cases, rents its products primarily to home medical equipment service providers (also referred to herein as “homecare dealers” or “providers”) and hospital distributors. These parties in turn resell and rent the Company’s products to end-users. The Company also sells certain of its products directly to hospitals. The Company initiated a change in the third quarter of fiscal year 2005 related to the distribution of its BiPAP Vision Non-invasive Ventilation system for hospital applications. During the third and fourth quarters of fiscal year 2005 the Company has been transitioning from distributor-based sales to a direct-sales model for this product line. Effective July 1, 2005 the Company began selling the Vision ventilator directly to its domestic hospital customers.

The Company’s products reach its customers in the United States through the direct sales force, comprised of 40 national account and regional sales managers that direct the activities of 212 direct sales representatives and sales support specialists, as well as 38 independent manufacturers’ representatives. The Company’s sales management team includes leadership positions across all major product groups and geographical regions, including the U.S. and Canada, South and Central America, Europe and Middle East, and Far East and Asia Pacific. The Company’s international sales organization includes approximately 300 individuals, including management, account managers, sales support specialists, and direct sales representatives. The Company’s international sales organization sells products from both the Homecare and Hospital product groups. International sales accounted for approximately 29%, 25% and 25% of the Company’s net sales for fiscal years 2005, 2004 and 2003, respectively.

The Company’s solutions-oriented approach to doing business with customers incorporates specific products with a package of diagnostic tools and other educational materials. This approach is designed to support a provider’s desire to offer the finest care possible while assisting the provider in growing its business.

The Company’s marketing organization is currently staffed by Product Managers, who are assigned to each of the Company’s principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

The Company has relationships with a variety of key customers. Some of these relationships are based on written supply agreements, while others are not. The Company extended its supply agreements with several key customers during the 2005 fiscal year. These agreements generally represent the right to sell to customers, often at stated prices and terms. However, often this access is shared and the Company (and its competitors) must compete for new business. Most of these relationships are terminable at will or upon short notice periods. Maintaining positive relationships with these customers is a key element of the Company’s sales and marketing strategy. Failure to maintain customer relationships could adversely affect the Company’s future results of operations.

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

During the fiscal year ended June 30, 2005, no individual customer accounted for 10% or more of the Company’s net sales. However, in the aggregate homecare dealer customers constitute an important market for the Company’s products.

The Company offers leasing programs to certain of its customers through arrangements with independent leasing companies. In some cases, these arrangements make the Company contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables initiated by or transferred to the leasing companies. The Company’s total exposure for unpaid installment receivables under these leasing programs was approximately $16,835,000 and $14,999,000 at June 30, 2005 and 2004, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the years ended June 30, 2005 and 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements. See Note K to the Consolidated Financial Statements for additional information.

The majority of the Company’s revenue in Japan is derived from renting devices to hospitals that in turn provide these devices to patients for use in their homes, with the Company providing product service and support to these patients. The hospital pays monthly fees under month-to-month rental contracts for the patients’ product use and other services and support the Company provides. In these cases, the hospitals receive reimbursement from the Japanese government for providing devices to the patients. The Company also sells products to hospitals and to a network of distributors who resell to other distributors.

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

The Company believes that it maintains a strong market presence in several of the major markets and product groups in which it competes. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects competition to increase. In its major product lines, the Company competes with two principal competitors, divisions of Tyco International Ltd. (“Tyco”) and ResMed, Inc. (“ResMed”). Tyco, which is the Company’s largest major competitor and has the greatest financial resources of the Company’s competitors, offers an array of products that compete with many of the Company’s major products. ResMed competes with the Company in OSA and noninvasive ventilation. The Company also competes with Invacare Corp., Viasys Healthcare Inc., Dräger AG, Getinge AG, Vital Signs, Inc., Monaghan Medical Corp., Fisher & Paykel Healthcare Corp. Ltd., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of smaller foreign medical device manufacturers and healthcare providers, primarily in local overseas markets and, to a lesser extent, in the U.S.

The Company’s customer base and the medical device manufacturing industry are undergoing consolidation. Several of the Company’s competitors have been involved in acquisitions. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers that can utilize the financial and technical resources that may be made available as a result of the consolidation.

Research and Development

The Company believes that its ability to identify product opportunities, to respond to the needs of physicians, healthcare providers, and their patients in the treatment of sleep and respiratory and other disorders and to incorporate the latest technological innovations into its products has been and will continue to be important to its success. The Company’s research and development efforts are focused on understanding the problems faced by physicians and healthcare providers and their patients’ needs and on maintaining the Company’s technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers to supplement its research and development efforts. The Company’s research and development efforts enable it to capitalize on opportunities in the sleep and respiratory medical product market by upgrading its current products as well as developing new products. In addition to the ongoing research and development work in the Company’s existing product areas and existing sleep and respiratory markets, the Company continues to invest in research and development to identify opportunities in, and potential solutions to other patient needs in the sleep and respiratory markets.

The Company conducts the vast majority of its research and development for existing and potential new products in the U.S. Through the acquisitions of Caradyne and Profile, the Company also conducts certain research and development activities in Ireland and the UK, respectively. The Company currently employs approximately 450 engineers, technicians and support personnel in these activities. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $45,625,000 (5% of net sales) in fiscal year 2005, $29,478,000 (4% of net sales) in fiscal year 2004 and $24,048,000 (4% of net sales) in fiscal year 2003, to support product enhancement and new product development.

The Company introduced new products in all of its core product areas during fiscal years 2005, 2004 and 2003. New product introductions in 2005 included the REMstar Auto with C-Flex CPAP device; REMstar Pro II; BiPAP Harmony S/T and BiPAP S/T; new masks, including the ComfortCurve and Disposable Lab masks; product software enhancements to the Encore Pro Patient Data Management Software; Alice 5 Diagnostic unit and Sleepware software; and Stardust II portable diagnostic device; NeoPAP; and software and functional enhancements to the Esprit ventilation system and cardio-respiratory monitoring devices, among others. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products and patient groups.

In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of new markets. The Company continues to invest in research and development related to other sleep disorders and in respiratory drug delivery applications. The Company continues to explore the area of congestive heart failure (“CHF”) and the potential co-morbidities that exist between CHF and sufferers of OSA. An additional related opportunity is the use of positive airway pressure to improve cardiovascular function.

Patents, Trademarks and Licenses

The Company seeks protection for certain of its products through the prosecution and acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents and other rights when infringed by other companies. The Company currently has approximately 471 U.S. and foreign patents (compared to 437 as of June 30, 2004) and has additional U.S. and foreign patent applications pending. Some of these patents and patent applications relate to significant aspects and features of the Company’s products. Thirty-nine of these patents expire in the next five years as follows: three expire in fiscal year 2006, nine expire in fiscal year 2007, three expire in fiscal year 2008, ten expire in fiscal year 2009 and fourteen expire in fiscal year 2010. The Company has an increasingly diverse portfolio of products that should help to mitigate the impact that expiring patents could have on its business. However, the expiration of the Company’s intellectual property rights may have a future adverse impact on the Company.

The Company also has approximately 279 registered U.S. and foreign trademarks (compared to 256 as of June 30, 2004) and has additional U.S. and foreign trademark applications pending.

Regulatory Matters

The Company’s products are subject to regulation by, among other governmental entities, the FDA and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products in the U.S. The Company must comply with statutory requirements and FDA regulations and is subject to various FDA recordkeeping and reporting requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and the results uncertain. The FDA also regulates the clinical testing of medical devices. Moreover, FDA clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA requirements can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, FDA clearances or approvals for the Company’s products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

The Company must obtain FDA or foreign regulatory approval or clearance for marketing the Company’s new devices prior to their release for commercial distribution. There are two primary means by which the FDA permits a medical device to be marketed in the U.S. A manufacturer may seek clearance for the device by filing a 510(k) premarket notification with the FDA. To obtain such clearance, the 510(k) premarket notification must establish that the device is “substantially equivalent” to a predicate device that has been legally marketed under a 510(k) notification or was marketed before May 28, 1976. In some situations, a device also may be cleared by a 510(k) premarket notification through “de novo” classification even though there is no predicate device. The manufacturer may not place the device into commercial distribution in the U.S. until a substantial equivalence determination notice is issued by the FDA. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require the Company to modify its product labeling, before it will make a finding of substantial equivalence. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation of the 510(k) premarket notification and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

If a manufacturer cannot establish, to the FDA’s satisfaction, that a new device is substantially equivalent to a legally marketed device, it will have to seek approval to market the device through the premarket approval application (“PMA”) process. This process involves preclinical studies and clinical trials. The process of completing clinical trials, submitting a PMA and obtaining FDA clearance takes a number of years and requires the expenditure of substantial resources. In addition, there can be no assurance that the FDA will approve a PMA. The Company’s export activities and clinical investigations also are subject to the FDA’s jurisdiction and enforcement.

Foreign regulatory approvals vary widely depending on the country. The Company’s business in Japan is subject to government regulation generally similar to that in the U.S. The Japanese Ministry of Health requires registration and review of new products prior to granting approval to distribute such products in Japan and also requires product recalls and corrective actions when circumstances warrant. The Company has received ISO 9001 certification for its Murrysville, Kennesaw, Bend, Carlsbad, Wallingford, Cedar Grove, Nantes, Herrsching, Subic Bay and Shenzhen facilities based on criterion developed by the International Organization for Standardization, a quality standards organization with headquarters in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union’s Medical Devices Directive, to affix the “CE Mark” to the Company’s products marketed throughout the world. The primary component of the certification process was an audit of the facilities’ quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Devices Directive. Since receiving their original ISO 9001 certification, these facilities have undergone periodic update audits by such independent agencies.

Pharmaceutical products are controlled in the European Community (“EC”) primarily through the system of licensing and conditional exemptions from licensing set forth in EC legislation, the Medicines Act of 1968 and in relevant subordinate legislation. This legislation covers the systems by which licenses to manufacture, market, distribute, sell and supply medicinal products are granted by Ministers (the “Licensing Authority”) (or, in the new centralized system, by the relevant EC institutions), once they are satisfied about the safety, efficacy and quality of the product.

Third Party Reimbursement

The cost of a significant portion of medical care in the U.S. is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance programs including health maintenance organizations and managed care organizations. Countries outside of the U.S. also have government and private insurance medical reimbursement programs that vary on a country-by-country basis, with varying levels of reimbursement and degrees of sophistication. Except for amounts representing an insignificant portion of the Company’s annual revenues (less than 1%), the Company does not file claims or bill governmental programs and other third-party payers directly for reimbursement for its products sold in the United States. However, the Company is still subject to laws and regulations relating to governmental programs, and violation of these laws and regulations could result in civil and criminal penalties, including fines. The Company believes that its businesses and operations do not violate these laws. The Company’s future results of operations and financial condition could also be negatively affected by adverse changes made in the reimbursement policies for medical products under these insurance programs. If such changes were to occur, the ability of the Company’s customers to obtain adequate reimbursement for the resale or rental of the Company’s products could be reduced. In recent years, limitations imposed on the levels of reimbursement by both government and private insurance programs have become more prevalent.

The Company has obtained “procedure codes” for its homecare products from the Centers for Medicare and Medicaid Services (“CMS”) (formerly known as the Healthcare Financing Administration). These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare and other insurance payers. However, reimbursement levels can be reduced after a procedure code has been established.

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act reduced medical reimbursement for respiratory drugs and home oxygen to homecare providers and placed a freeze on current reimbursement levels for durable medical equipment (“DME”) through 2008, including certain of the Company’s products. In 2007, Medicare will begin competitively bidding certain DME products and services in specified Metropolitan areas. Although the specific DME products and services affected by competitive bidding have not yet been determined, it is possible that some of the Company’s product offerings could be included. CMS is expected to publish a proposed rule in the Federal Register and solicit public comments about how competitive bidding of DME may be implemented. These changes in medical reimbursement may have a future adverse impact on the Company’s results of operations, although the Company believes that its product breadth and diversification and manufacturing efficiencies will help to mitigate the potential financial impact of the medical reimbursement reductions.

Both the federal government and numerous state legislatures are considering options for containing growth in the Medicaid program. Certain states including California, Missouri, and Pennsylvania have discussed adjusting the payment for DME which could result in reimbursement reductions or non-coverage of some DME. Medicaid payment for products and services are determined by each state and are subject to review and change.

Employees

The Company currently has approximately 3,900 employees, including approximately 970 hourly employees in the U.S. and 824 hourly employees in the Far East. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

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

Item 3. Legal Proceedings

Invacare Litigation

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages because of Invacare’s willful infringement of its patents. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint. Currently, trial on liability issues is scheduled for February 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year 2005, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of June 30, 2005, 78,689,442 shares of the Company’s common stock were issued, of which 6,990,529 were held in treasury. The common stock is traded in the over-the-counter market and is reported on the NASDAQ National Market System under the symbol “RESP.” As of September 7, 2005, there were approximately 2,500 holders of record of the Company’s common stock.

On April 20, 2005, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend that was distributed on June 1, 2005. Accordingly, all share price information has been adjusted to reflect the stock split.

The Company has never paid a cash dividend with respect to its common stock. While the Company periodically reviews its policies with respect to dividends, it does not intend to pay cash dividends in the immediate future.

High and low sales price information for the Company’s common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2005:

	First	Second	Third	Fourth
High	$29.48	$28.45	$30.76	$37.40
Low	$25.08	$21.88	$26.08	$29.13

Fiscal year ended June 30, 2004:

	First	Second	Third	Fourth
High	$21.79	$23.50	$27.37	$29.38
Low	$18.98	$20.00	$21.94	$25.27

The Company did not repurchase any shares of its common stock during the years ended June 30, 2005, 2004 or 2003. On a cumulative basis since inception of a previously disclosed stock repurchase plan that was initially approved by the Company’s Board of Directors in August 1998, through June 30, 2005 the Company repurchased 7,600,000 shares at an average price per share of approximately $5.75. A maximum of 8,000,000 shares may be repurchased under this program (from which 400,000 shares remain available for repurchase as of June 30, 2005), for which there is no expiration date. The Company may continue to repurchase shares of its common stock for cash in the open market, or in negotiated block transactions, from time to time as market and business conditions warrant.

Item 6. Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Company’s consolidated financial statements and related notes as well as the section of the report titled Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The results of operations of acquired entities, including Mini-Mitter, acquired in April 2005; Profile acquired in July 2004; Caradyne, acquired in February 2004; BiliChek; acquired in March 2003; Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), acquired in May 2002; and Novametrix Medical Systems Inc. (now known as “Respironics Novametrix, LLC” and referred to herein as “Novametrix”), acquired in April 2002, have been included in the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

Income Statement Data:

	Year Ended June 30
	2005(1)	2004(1)	2003(1)	2002(2)(4)	2001(3)(4)
	(Amounts in thousands except per share data)

Net sales	$911,497	$759,550	$629,817	$494,919	$422,438
Cost of goods sold	413,215	356,625	310,385	260,795	224,087

	498,282	402,925	319,432	234,124	198,351
General and administrative expenses, excluding acquisition earn-out expenses	123,040	100,232	83,731	60,719	50,126
Acquisition earn-out expenses	3,493	8,533	2,036	—	—
Sales, marketing and commission expenses	182,796	147,740	116,300	86,189	72,428
Research and development expenses	45,625	29,478	24,047	17,317	15,281
Contribution to Foundation	3,000	2,844	—	—	—
Restructuring and acquisition-related expenses (credits)	6,415	10,942	17,789	2,288	(1,909)
Impairment charge	—	—	—	2,006	—
Other (income) expense, net	(1,806)	(2,078)	639	1,569	6,517

Income before income taxes	135,719	105,234	74,890	64,036	55,908
Income taxes	51,363	40,214	28,309	25,619	22,337

Net income	$84,356	$65,020	$46,581	$38,417	$33,571

Diluted earnings per share	$1.17	$0.92	$0.68	$0.60	$0.54

Diluted shares outstanding	72,255	70,619	68,688	64,016	61,772

(1)	Refer to Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(2)	Includes the impact of a non-recurring purchase accounting adjustment related to reversing acquisition date inventory fair market value adjustments as inventory was sold subsequent to the acquisition of Novametrix ($1,653,000), restructuring and acquisition-related expenses related to the integration of Novametrix ($2,288,000), and an asset impairment charge ($2,006,000).
(3)	Includes a $2,000,000 gain from the sale of the Company’s Westminster, Colorado facility.
(4)	Includes $3,507,000 of goodwill amortization expense in both fiscal years 2002 and 2001. As of July 1, 2002, the Company ceased amortizing goodwill due to the adoption of Financial Accounting Standards Board (“FASB”) No. 142, “Goodwill and Other Intangible Assets.”

Balance Sheet Data:

	June 30
	2005	2004	2003	2002	2001
Working capital	$334,997	$301,032	$212,787	$198,966	$171,985
Total assets	878,446	711,139	582,196	550,911	367,295
Total long-term obligations	29,241	26,897	16,513	59,502	80,055
Shareholders’ equity	627,646	519,053	426,869	367,720	235,268

There were no cash dividends declared or paid during any of the periods presented in the above table.

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

The Company reported record financial results in fiscal year 2005. The year was marked by the Company’s continued successful leadership in the global OSA marketplace, further acceptance and adoption of the Company’s ventilation therapies in various geographic markets, successful international expansion and the emergence of Children’s Medical Ventures as a growth driver for the Company. Additionally, during fiscal year 2005 the Company made significant progress in fostering the development of new growth drivers for its business, including advanced respiratory drug delivery and the screening, diagnosing and treatment of other sleep disorders. Listed below are some of the individual measures of the Company’s performance in 2005 and other significant highlights:

•	The Company achieved 20% revenue growth in fiscal year 2005 compared to fiscal year 2004, led by global sleep therapy growth of $87,348,000, or 22% (domestic - 19%; international - 31%). The Company’s growth in OSA therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in OSA therapy, continued acceptance and recognition of C-Flex technology among patients and providers, strong sales channels with sleep labs, thought leaders, and homecare providers, strength of the sales force and the success of customer programs, and growth of the domestic sleep apnea therapy market (estimated to be approximately 15% - 20%). Global home ventilation revenues increased by $14,252,000 or 18%. The Company’s Global Children’s Medical Ventures revenue exceeded the $55,000,000 mark during the 2005 fiscal year, representing 24% growth compared to the prior year. Overall global hospital ventilation growth was $10,795,000, or 11% compared to fiscal year 2004, as the Company’s Esprit critical care ventilator continued to gain market acceptance. The primary geographic locations experiencing organic revenue increases were the U.S., Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs.

•	The Company completed several business acquisitions during fiscal year 2005, enabling the Company to expand its presence in the global sleep and respiratory markets by enhancing the breadth of products and services into the drug delivery and sleep and physiological monitoring areas, and through international expansion in key markets. Overall, $36,168,000 of incremental sales were contributed by acquired companies in fiscal year 2005, which represents 5% acquired growth. The acquisition of Profile on July 1, 2004 expanded the Company’s presence in the global sleep and respiratory markets, and enhanced the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery. Caradyne, which was acquired on February 27, 2004, offers proprietary technologies that are complementary with the Company’s ventilation product portfolio, used in hospital and pre-hospital applications. The Company acquired Mini-Mitter on April 1, 2005, which enabled the Company to expand its presence in diagnosing and treating sleep disorders through Mini-Mitter’s sleep and physiological monitoring products.

•	The Company achieved earnings of $1.17 per diluted share in fiscal year 2005, compared to $0.92 per diluted share in fiscal year 2004. The improved earnings were primarily driven by the 20% revenue growth described above. The Company also improved its gross margins to 55% of net sales for the year ended June 30, 2005, compared to 53% of net sales for the year ended June 30, 2004. The increase in gross profit percentage was due to higher revenues, positive product and geographic mix, and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

•	The Company spent approximately $45,625,000 on research and development activities in fiscal year 2005, which represents 5% of net sales. During fiscal year 2005 the Company introduced a number of new products across all major product groups, including REMstar Auto with C-Flex, REMstar Pro II, BiPAP Harmony S/T and BiPAP S/T, new masks including the ComfortCurve and Disposable Lab masks, product software enhancements to the Encore Pro Patient Data Management Software, Alice 5 Diagnostic unit and Sleepware software, Stardust II portable diagnostic device, NeoPAP, and software and functional enhancements to the Esprit ventilation system and cardio-respiratory monitoring devices.

•	During the 2005 fiscal year the Company contributed $3,000,000 to the Respironics Sleep and Respiratory Research Foundation, which was formed for scientific, educational, and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

•	The Company generated $135,078,000 in cash from operations during the 2005 fiscal year and made continued improvements in working capital management, including reductions in days sales outstanding from 61 days as of June 30, 2004 to 55 days as of June 30, 2005. After spending $63,097,000 for business acquisitions during the 2005 fiscal year, the Company added $42,186,000 to its cash balance during the year. As of June 30, 2005, the Company has $234,632,000 of cash and cash equivalents and $149,066,000 in borrowing capacity under its Revolving Credit Agreement available for future expansion.

•	During fiscal year 2005 the Company repatriated $37,500,000 from certain foreign subsidiaries, of which $22,500,000 was repatriated in order to take advantage of temporary incentives under the American Jobs Creation Act of 2004.

•	On April 20, 2005 the Company declared a two-for-one stock split effected in the form of a 100% stock dividend. The stock dividend was distributed on June 1, 2005 to shareholders of record on May 9, 2005.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2005, Compared to Fiscal Year Ended June 30, 2004:

Year ended June 30	2005	2004	Percent Increase (Decrease)
Net sales	$911,496,811	$759,549,845	20%
Cost of goods sold	413,214,533	356,625,125	16%

	498,282,278	402,924,720	24%
General and administrative expenses (excluding acquisition earn-out expenses)	123,040,210	100,231,728	23%
Acquisition earn-out expenses	3,492,699	8,533,000	(59%)
Sales, marketing and commission expenses	182,796,568	147,739,729	24%
Research and development expenses	45,625,059	29,477,699	55%
Contribution to foundation	3,000,000	2,844,475	5%
Restructuring and acquisition-related expenses	6,415,363	10,942,352	(41%)
Other (income) expense, net	(1,806,475)	(2,078,417)	(13%)

	362,563,424	297,690,566	22%

INCOME BEFORE INCOME TAXES	135,718,854	105,234,154	29%
Income taxes	51,362,800	40,214,309	28%

NET INCOME	$84,356,054	$65,019,845	30%

Diluted earnings per share	$1.17	$0.92	27%

Diluted shares outstanding	72,254,509	70,618,700

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

Net sales—Net sales for the year ended June 30, 2005 were $911,497,000 representing a 20% increase over sales of $759,550,000 recorded for the year ended June 30, 2004. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30				Dollar Increase	Percent Increase
	2005		2004
Domestic Homecare Products	$545,453,000	60%	$471,645,000	62%	$73,808,000	16%
Domestic Hospital Products	102,549,000	11%	95,876,000	13%	6,673,000	7%
International Products	263,495,000	29%	192,029,000	25%	71,466,000	37%

	$911,497,000	100%	$759,550,000	100%	$151,947,000	20%

Domestic homecare product sales for the year ended June 30, 2005 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories (the Company’s largest product line), which represented $62,850,000 of the increase over the prior year, or 19% growth. The Company’s growth in OSA therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in OSA therapy, continued acceptance and recognition of C-Flex technology among patients and providers, strong sales channels with sleep labs, thought leaders, and homecare providers, strength of the sales force and the success of customer programs, and growth of the domestic OSA therapy market (estimated to be approximately 15%—20%). Sales of Children’s Medical Ventures developmental infant care products constituted the majority of the remainder of the sales increase over the prior year.

Within domestic hospital product sales, ventilation growth was 5% during the year ended June 30, 2005. During fiscal year 2005 the Company initiated a change related to the distribution of its BiPAP Vision Non-invasive Ventilation system, whereby the Company transitioned from distributor-based sales to a direct-sales model for this product line. Effective July 1, 2005 the Company began selling the Vision ventilator directly to its domestic hospital customers. During the transition, this change resulted in lower overall hospital ventilation growth in fiscal year 2005. The Company’s Esprit critical care ventilator continued to gain market acceptance in 2005, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in the hospital setting.

The Company’s international growth during the year ended June 30, 2005 included increased sales of both homecare and hospital products; the most significant increases coming from sleep therapy devices and accessories ($24,498,000 increase over the prior year, representing 31% growth), home ventilation systems and accessories ($14,423,000 over the prior year, representing 33% growth), and international hospital ventilation products (7,769,000 increase over the prior year, representing 21% growth). The Company’s recent acquisitions, including Profile and Caradyne, contributed $27,238,000 of international sales during the year ended June 30, 2005. The primary geographic locations experiencing organic revenue increases were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs. Changes in foreign currency exchange rates contributed $4,500,000 of revenues during the year ended June 30, 2005 (less than 1% of net sales) compared to the prior year.

Gross Profit—The Company’s gross profit was 55% of net sales for the year ended June 30, 2005, compared to 53% of net sales for the year ended June 30, 2004. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between sales of electro-mechanical devices and masks and accessories, domestic and international sales, and product groups) and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $123,040,000 (13% of net sales) for the year ended June 30, 2005 as compared to $100,232,000 (13% of net sales) for the year ended June 30, 2004. The increase for the year ended June 30, 2005 was due primarily to higher employee compensation, consistent with the growth of the Company’s business and the financial performance achieved during the year, increases in information technology, legal and product warranty costs, and general and administrative expenses at recently acquired companies (which constituted $9,133,000 of the increase).

Acquisition Earn-out Expenses—During the years ended June 30, 2005 and 2004, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $3,493,000 (less than 1% of net sales) and $8,533,000 (1% of net sales), respectively. Included in the prior year amount was the impact of a revision to the estimated earn-out obligation due to Fuji’s positive financial performance since the acquisition date. See Note Q to the Consolidated Financial Statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $182,797,000 (20% of net sales) for the year ended June 30, 2005 as compared to $147,740,000 (19% of net sales) for the year ended June 30, 2004. The increase was driven by higher variable sales force compensation, consistent with the increase in sales levels from the prior year, sales, marketing and commission expenses incurred at recently acquired companies (which contributed $8,850,000 of the increase), costs associated with the Company’s change in distribution of the BiPAP Vision Non-Invasive Ventilation System, as well as the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $45,625,000 (5% of net sales) for the year ended June 30, 2005 as compared to $29,478,000 (4% of net sales) for the year ended June 30, 2004. The increases were due to the Company’s continuing commitment to research, development and new product introductions, as well as research and development expenses incurred at recently acquired companies (which contributed $5,048,000 of the increase). Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the years ended June 30, 2005 and 2004, respectively, the Company made contributions totaling $3,000,000 (less than 1% of net sales) and $2,844,000 (less than 1% of net sales) to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Foundation was formed for scientific, educational and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the year ended June 30, 2005, the Company incurred restructuring and acquisition-related expenses of $6,415,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility ($4,701,000) and the integration of recently acquired companies ($2,611,000), offset by a reduction to the reserve for idle facility lease obligation at the Kennesaw, Georgia manufacturing facility based on increased utilization ($897,000 credit). During the year ended June 30, 2004, the Company incurred restructuring and acquisition-related expenses of $10,942,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Note P to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(1,806,000) for the year ended June 30, 2005 as compared to $(2,078,000) for the year ended June 30, 2004. Other (income) expense, net in all periods presented is comprised of interest income on cash and cash equivalents (net of interest expense on long-term debt), realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note I to the Consolidated Financial Statements.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the years ended June 30, 2005 and 2004. The income tax benefits associated with various on-going tax planning, primarily in the state and international tax areas, were offset by additional income tax expense from the repatriation of foreign earnings during the year ended June 30, 2005 (partially offset by foreign tax credits and other items) that is more fully described in Note L to the Consolidated Financial Statements, and higher non-deductible acquisition earn-out expenses during the year ended June 30, 2004.

Except as disclosed in Note L to the Consolidated Financial Statements, the Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that these assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

Net Income—As a result of the factors described above, the Company’s net income was $84,356,000 (9% of net sales) or $1.17 per diluted share for the year ended June 30, 2005 as compared to net income of $65,020,000 (9% of net sales) or $0.92 per diluted share for the year ended June 30, 2004. The restructuring and acquisition-related expenses described above constituted a reduction of $0.05 and $0.10 per diluted share on an after-tax basis, respectively, for the years ended June 30, 2005 and 2004.

Fiscal Year Ended June 30, 2004, Compared to Fiscal Year Ended June 30, 2003:

Year ended June 30	2004	2003	Percent Increase (Decrease)
Net sales	$759,549,845	$629,817,447	21%
Cost of goods sold	356,625,125	310,385,469	15%

	402,924,720	319,431,978	26%
General and administrative expenses (excluding acquisition earn-out expenses)	100,231,728	83,730,678	20%
Acquisition earn-out expenses	8,533,000	2,036,000	319%
Sales, marketing and commission expenses	147,739,729	116,299,669	27%
Research and development expenses	29,477,699	24,047,538	23%
Contribution to foundation	2,844,475	—
Restructuring and acquisition-related expenses	10,942,352	17,788,719	(38%)
Other (income) expense, net	(2,078,417)	639,520

	297,690,566	244,542,124	22%

INCOME BEFORE INCOME TAXES	105,234,154	74,889,854	41%
Income taxes	40,214,309	28,308,365	42%

NET INCOME	$65,019,845	$46,581,489	40%

Diluted earnings per share	$0.92	$0.68	35%

Diluted shares outstanding	70,618,700	68,688,006

Net sales—Net sales for the year ended June 30, 2004 were $759,550,000 representing a 21% increase over sales of $628,817,000 recorded for the year ended June 30, 2003. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30				Dollar Increase	Percent Increase
	2004		2003
Domestic Homecare Products	$471,645,000	62%	$388,166,000	62%	$83,479,000	22%
Domestic Hospital Products	95,876,000	13%	79,776,000	13%	16,100,000	20%
International Products	192,029,000	25%	161,875,000	25%	30,154,000	19%

Total	$759,550,000	100%	$629,817,000	100%	$129,733,000	21%

Domestic homecare sales for the year ended June 30, 2004 were driven primarily by growth in sales of sleep apnea therapy devices, masks, and accessories (the Company’s largest product line), which represented $66,880,000 of the increase over the prior year, or 26% growth. The Company’s growth in obstructive sleep apnea therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in obstructive sleep apnea therapy, strength of the sales force and the success of customer programs, and growth of the domestic obstructive sleep apnea therapy market (estimated to be approximately 15% - 20%). Sales of developmental infant care products and oxygen products constituted the majority of the remainder of the sales increase over the prior year.

Sales of domestic hospital products for the year ended June 30, 2004 were driven primarily by growth in sales of hospital ventilators and accessories, which represented $13,439,000 of the increase over the prior year, or 30% growth, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in the hospital setting.

The Company’s international growth included sales from both homecare and hospital products; the most significant increases coming from homecare sleep apnea therapy devices and accessories ($19,901,000 of the increase over the prior year) and hospital ventilation systems and accessories ($6,395,000 of the increase over the prior year). The primary geographic drivers for these revenue gains were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs. In Japan, in particular, the Company has experienced continued growth from the May 2002 acquisition of Fuji. Changes in foreign currency exchange rates contributed $6,808,000 of revenues during the year ended June 30, 2004 (less than 1% of net sales) compared to the prior year. Included in net sales for the year ended June 30, 2003 is approximately $10,000,000 in revenues resulting from the demand for ventilation products associated with the treatment of SARS (Severe Acute Respiratory Syndrome) during the fourth quarter of fiscal year 2003 that did not recur during the year ended June 30, 2004.

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

Contribution to Foundation—During the year ended June 30, 2004, the Company contributed $2,844,000 (less than 1% of net sales) to the Foundation. The Foundation was formed for scientific, educational, and charitable purposes and will be used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the year ended June 30, 2004, the Company incurred restructuring and acquisition-related expenses of $10,942,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Note P to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

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

Net Income—As a result of the factors described above, the Company’s net income was $65,020,000 (9% of net sales) or $0.92 per diluted share for the year ended June 30, 2004 as compared to net income of $46,581,000 (7% of net sales) or $0.68 per diluted share for the year ended June 30, 2003. The restructuring and acquisition-related expenses described above constituted a reduction of $0.10 and $0.16 per diluted share on an after-tax basis, respectively, for the years ended June 30, 2004 and 2003.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company had working capital of $334,997,000 at June 30, 2005 and $301,032,000 at June 30, 2004. Net cash provided by operating activities for the year ended June 30, 2005 was $135,078,000, compared to $140,937,000 for the year ended at June 30, 2004 and $124,293,000 for the year ended June 30, 2003. Cash provided by operating activities for all years included increasing amounts of net income before the impact of depreciation and amortization expense. During the year ended June 30, 2005, this increase was offset by deferred income tax benefits and working capital changes, including an increase in inventories that affected operating cash flows to support the Company’s growth and various pending product releases as well as the transition of inventories to the Company’s Carlsbad, California manufacturing facility in association with the restructuring of operations at the Wallingford, Connecticut manufacturing facility.

Net cash used by investing activities was $128,215,000, $62,386,000 and $47,444,000, for fiscal years 2005, 2004 and 2003, respectively. During the year ended June 30, 2005, the Company paid $63,097,000 to acquire businesses, including: $43,524,000 to acquire Profile, net of cash acquired in the transaction of $4,675,000 on July 1, 2004; $10,085,000 to acquire Mini-Mitter on April 1, 2005; and $9,488,000 to acquire other businesses and representing additional purchase price payments and transaction costs for previously acquired businesses. During the years ended June 30, 2005, 2004 and 2003 cash used by investing activities included capital expenditures of $61,900,000, $51,391,000 and $42,075,000, respectively, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. Current fiscal year capital expenditures also included the purchase of a 138,000 square foot facility near the Company’s current Murrysville, Pennsylvania, campus for a purchase price of $5,500,000 (net of rent that was prepaid by the seller for a transitional rental period that is recorded in accrued expenses and other current liabilities in the consolidated balance sheet). Cash used by investing activities in all three years included the acquisition of intangible assets and additional purchase price payments and transaction costs for previously acquired businesses. These acquisition-related payments are more fully described in Note Q to the consolidated financial statements. In the prior fiscal year, cash used by investing activities included the Company’s acquisition of Caradyne that is more fully described in Note Q to the Consolidated Financial Statements. In the year ended June 30, 2003 cash used by investing activities also included transaction costs related to the Novametrix acquisition and the Company’s acquisition of the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. that are more fully described in Note Q to the Consolidated Financial Statements.

Net cash provided (used) by financing activities was $35,323,000, $17,995,000 and ($43,284,000) during the years ended June 30, 2005, 2004 and 2003, respectively. These amounts include proceeds from the issuance of common stock under the Company’s stock option plans of $24,971,000, $18,070,000, and $10,243,000, respectively, during the years ended June 30, 2005, 2004, and 2003. The Company also received proceeds from equipment financing at its Fuji subsidiary in Japan, in the amount of $16,415,000 and $10,419,000 during the years ended June 30, 2005 and 2004, respectively. These proceeds were partially offset by payments on these equipment financing arrangements and other long-term borrowings in each year. Fiscal year 2004 debt pay-downs included the remaining $10,000,000 balance that was outstanding under the Company’s revolving credit facility in August 2003. During the fiscal year ended June 30, 2003 the Company also made $53,527,000 of payments under long-term borrowing arrangements.

On August 1, 2002 one of the Company’s significant sleep and home respiratory dealer customers announced that it filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to restructure its bank debt. On July 1, 2003, the U.S. Bankruptcy Court approved the customer’s reorganization plan. The confirmed plan allowed the customer to continue its business operations uninterrupted, and all creditors and vendors were to be paid 100% of all amounts they were owed, either immediately or over time with interest. The Company received all scheduled installment payments on its pre-petition balance during the years ended June 30, 2005 and 2004 based on the reorganization plan.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately

$149,066,000 at June 30, 2005), and its accumulated cash and cash equivalents — will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities and financing activities (primarily consisting of scheduled payments on long-term debt).

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

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (“LIBOR”). As of June 30, 2005, no borrowings are outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of June 30, 2005:

Contractual Obligations and Commercial Commitments

		Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Long-Term Debt	$3,233,000	$1,952,000	$1,281,000	$—	$—
Capital Lease Obligations	43,419,000	15,459,000	21,528,000	6,432,000	—
Operating Leases	33,262,000	8,442,000	11,485,000	7,325,000	6,010,000
Amounts payable to selling parties of previously acquired businesses	12,360,000	7,949,000	4,411,000	—	—

Total Contractual Obligations	$92,274,000	$33,802,000	$38,705,000	$13,757,000	$6,010,000

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$934,000	$934,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, BiliChek, Caradyne, and Mini-Mitter for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of June 30, 2005 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note Q to the Consolidated Financial Statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $16,087,000 at June 30, 2005 as compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $1,765,000 and $581,000 as of June 30, 2005 and 2004, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the years ended June 30, 2005 and 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at June 30, 2005 and 2004, the Company has included $748,000 and $1,049,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement placed a cap on the Company’s recourse obligation at $1,049,000. The third party financing company can exercise its rights under this recourse provision and require the Company to repurchase accounts receivables up to the cap amount.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign exchange rates.

Interest Rates—Interest rates have not had a significant effect on the Company’s business during the periods discussed. All of the Company’s long-term obligations are subject to fixed interest rates, and the Company has no interest rate hedging agreements.

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Hong Kong Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen and British Pounds. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note I to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the year ended June 30, 2005, sales denominated in currencies other than the U.S. Dollar totaled $169,066,000, or approximately 19% of net sales (compared to 14% in the prior year). An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $15,370,000 for the year ended June 30, 2005. Foreign currency losses included in the determination of the Company’s net income, net of gains related to designated cash flow hedges, were $636,000 for the year ended June 30, 2005.

Inflation—Inflation has not had a significant effect on the Company’s business during the periods discussed.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FASB No. 154 changes the requirements for the accounting and reporting of a change in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. FASB No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB No. 154 is effective for accounting changes made in fiscal years beginning in the Company’s fiscal 2007 first quarter; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company is not currently aware of any accounting changes to which FASB No. 154 would apply, but will continue to evaluate FASB No. 154 through its effective date.

In December 2004, the FASB issued Statement No. 123 (R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” As permitted by FASB No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of FASB No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position or cash flows. During the 2006 fiscal year, the Company expects to incur approximately $13,500,000 to $15,500,000 of stock compensation expense on a pre-tax basis, or $0.12 to $0.13 per share after tax. The Company is in the process of finalizing the methods by which it will value and attribute stock compensation expense. The actual expenses recorded during the 2006 fiscal year may fluctuate based on factors such as the actual number of equity awards granted to employees, changes in the Company’s stock price, and the valuation methods and assumptions used in determining the fair value of share-based payments. Had the Company adopted FASB No. 123(R) in prior periods, the impact of that standard for years ended June 30, 2005 and 2004 would have approximated the impact of FASB No. 123 as described in the disclosure of pro forma net income and earnings per share in Note A to the Consolidated Financial Statements. FASB No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $4,598,000, $5,077,000 and $3,164,000 during the years ended June 30, 2005, 2004 and 2003, respectively. The accounting provisions of SFAS No.123(R) are effective beginning in the Company’s fiscal 2006 first quarter.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which expressed views of the SEC regarding the interaction between FASB Statement No. 123 (Revised 2004), “Share-Based Payment” and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies.

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

In November 2004, the FASB issued Statement No. 151, “Inventory Costs,” which is an amendment of ARB No. 43, Chapter 4, “Inventory Pricing.” FASB No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage and requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FASB No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes the impact of FASB No. 151 on its financial position and results of operations will not be material.

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

Revenue Recognition—The Company’s revenues are recognized when title to product passes to the customer, which generally occurs upon shipment to a customer location and, in the case of rental revenue and long-term service contracts, is recognized ratably over the period the product is rented or service is performed. For those sales shipped FOB destination, revenue is recognized upon receipt by the customer. The Company’s standard conditions of sale do not include customer acceptance, installation, price protection agreements, or other post-shipment obligations. At times, the Company performs installation and/or training after certain products are shipped as a service to customers (at their request). As of June 30, 2005 and 2004 the amounts of deferred service revenue for post shipment obligations were immaterial in relation to the Company’s financial condition and results of operations. The Company’s revenue transactions are sometimes made pursuant to standard terms and conditions included in distributor agreements and customer contracts. These contracts generally include price lists that apply to specified products shipped to customers during the terms of their agreement. These contracts also generally include rights of return provisions that only permit customers to return sold product in the case of a defective product or order entry, shipping, or similar error made by the Company. Product returns, which are recorded as a reduction of net sales and cost of sales, are generally insignificant in relation to net sales. The Company accrues for estimated sales returns and allowances based on historical trends, adjusted for specific product programs and individual transactions where appropriate. The Company does not offer variable sales prices for subsequent events; all prices are fixed when customers’ orders are received. Certain customers’ and group purchasing organizations’ contracts provide customers with price rebates based on their level of purchases from the Company. Rebates are accrued by the Company as a reduction in net sales as they are earned by customers. Price discounts that may be awarded to customers for payment of invoices within specified periods are recorded as reductions to net sales at the time of payment and are generally insignificant in relation to net sales. As part of the Company’s sales process, pricing discounts may be provided for large orders to support sales initiatives, including new product introductions. In the Company’s domestic sales activities, a number of independent manufacturers’ representatives are used to sell the Company’s products. These independent representatives are paid a direct commission on sales made to customers in their respective territories and are an integral component of the Company’s domestic sales force. The Company does not ship or sell its products to these representatives, and therefore does not recognize any revenue from transactions with these independent representatives. The SEC’s SAB Nos. 101 and 104, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB Nos. 101 and 104.

Allowance for Uncollectible Accounts Receivable—Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Provisions to increase the allowance for uncollectible accounts receivable are recorded as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2005, 2004 and 2003. Substantially all of the Company’s receivables are due from healthcare product providers, distributors, hospitals, and independent leasing companies. The Company’s customers are located throughout the United States and around the world. A significant portion of products sold to providers, distributors and hospitals, both foreign and domestic, is ultimately funded through government reimbursement programs or through private insurance programs. As a consequence, changes in these programs can have an adverse impact on distributor and hospital liquidity and profitability. In addition, because a concentration of market share exists in the sleep and home respiratory product industry in the United States among national and large regional providers, the Company experiences a comparable concentration of credit risk with these customers. The estimated allowance for uncollectible amounts is based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Adverse changes in these factors may impair the ability of the Company’s customers to make payments; as a consequence, additional allowances for uncollectible accounts receivable may be required. The Company is also contingently liable, within certain limits, in the event of a customer default on unpaid installment receivables initiated by or transferred to several independent leasing companies in connection with customer leasing programs. The Company monitors the collection status of these installment receivables and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory—Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. Provisions to increase the allowance for obsolete and excess inventory are recorded as a component of cost of goods sold in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2005, 2004 and 2003. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future usage and sales. If it is determined that inventory on hand is in excess of estimated future usage and sales because of changes in competitive conditions, new product introductions, product obsolescence, changes in customer demand, or other reasons, additional allowances for obsolete and excess inventory may need to be provided. The establishment of these additional allowances may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

Intangible Assets—Intangible assets are comprised primarily of intellectual property rights, patent registration costs, product technology, customer contracts and relationships, and employee agreements. Intangible assets are amortized to expense over their useful lives, which are based on the Company’s estimates of the period that the assets will generate positive cash flows. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such carrying amounts are determined to be unrecoverable because of changes in technology, extended delays in obtaining regulatory approval, competition, significant changes in the Company’s strategic business objectives, utilization of the asset, or other reasons, the carrying amounts would be written down to their fair market values. These adjustments may have an adverse impact on earnings, depending on the significance of the carrying amounts and the extent of the required adjustments.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report, including those contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” along with statements in reports filed with the SEC, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales and acceptance of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements and enforcement actions; future results from acquisitions; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States (including potential future effects of the change in sovereignty of Hong Kong); the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems; foreign currency fluctuations; expiration of intellectual property rights; customer consolidation and concentration; increasing price competition and other competitive factors in the sale of products; interest rate fluctuations; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2005 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

September 7, 2005

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

At June 30	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234,632,280	$192,445,866
Trade accounts receivable	153,479,117	140,633,793
Inventories	96,314,972	85,539,100
Prepaid expenses and other current assets	11,930,547	8,621,042
Deferred income tax benefits	39,767,465	25,373,010

TOTAL CURRENT ASSETS	536,124,381	452,612,811
PROPERTY, PLANT AND EQUIPMENT
Land	4,387,557	3,214,679
Buildings	23,088,982	17,258,260
Production and office equipment	279,156,393	245,978,933
Leasehold improvements	9,386,856	7,989,040

	316,019,788	274,440,912
Less allowances for depreciation and amortization	188,643,863	163,383,655

	127,375,925	111,057,257
OTHER ASSETS	48,318,790	37,466,117
GOODWILL	166,627,295	110,003,068

TOTAL ASSETS	$878,446,391	$711,139,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$57,474,169	$52,789,363
Accrued expenses and other current liabilities	126,242,043	88,255,213
Current portion of long-term obligations	17,411,475	10,536,473

TOTAL CURRENT LIABILITIES	201,127,687	151,581,049
LONG-TERM OBLIGATIONS	29,240,901	26,896,842
OTHER NON-CURRENT LIABILITIES	20,432,192	13,608,331
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 78,689,442 shares at June 30, 2005 and 76,957,022 shares at June 30, 2004; outstanding 71,698,913 shares at June 30, 2005 and 69,966,538 at June 30, 2004	786,894	769,570
Additional capital	278,764,548	249,209,760
Accumulated other comprehensive income (loss)	(4,873,567)	458,621
Retained earnings	394,407,777	310,051,723
Treasury stock	(41,440,041)	(41,436,643)

TOTAL SHAREHOLDERS’ EQUITY	627,645,611	519,053,031

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$878,446,391	$711,139,253

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2005	2004	2003
Net sales	$911,496,811	$759,549,845	$629,817,447
Cost of goods sold	413,214,533	356,625,125	310,385,469

	498,282,278	402,924,720	319,431,978
General and administrative expenses (excluding acquisition earn-out expenses)	123,040,210	100,231,728	83,730,678
Acquisition earn-out expenses	3,492,699	8,533,000	2,036,000
Sales, marketing and commission expenses	182,796,568	147,739,729	116,299,669
Research and development expenses	45,625,059	29,477,699	24,047,538
Contribution to foundation	3,000,000	2,844,475	—
Restructuring and acquisition-related expenses	6,415,363	10,942,352	17,788,719
Other (income) expense, net	(1,806,475)	(2,078,417)	639,520

	362,563,424	297,690,566	244,542,124

INCOME BEFORE INCOME TAXES	135,718,854	105,234,154	74,889,854
Income taxes	51,362,800	40,214,309	28,308,365

NET INCOME	$84,356,054	$65,019,845	$46,581,489

Basic earnings per share	$1.19	$0.95	$0.69

Basic shares outstanding	70,895,884	68,753,542	67,170,346
Diluted earnings per share	$1.17	$0.92	$0.68

Diluted shares outstanding	72,254,509	70,618,700	68,688,006

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

	Common Stock		Additional Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCE AT JUNE 30, 2002	73,771,590	737,716	213,468,165	(2,718,213)	198,450,389	7,185,450	(42,217,990)	367,720,067
Shares sold pursuant to stock option and purchase plans	1,239,810	12,398	9,877,084	—	—	(88,492)	353,595	10,243,077
Income tax benefit from exercise of stock options	—	—	3,164,375	—	—	—	—	3,164,375
Comprehensive income:
Net income for the year ended June 30, 2003	—	—	—	—	46,581,489	—	—	46,581,489
Foreign currency translation adjustments	—	—	—	(839,689)	—	—	—	(839,689)

Total comprehensive income (loss)	—	—	—	(839,689)	46,581,489	—	—	45,741,800

BALANCE AT JUNE 30, 2003	75,011,400	750,114	226,509,624	(3,557,902)	245,031,878	7,096,958	(41,864,395)	426,869,319
Shares sold pursuant to stock option and purchase plans	1,945,622	19,456	17,622,644	—	—	(106,474)	427,752	18,069,852
Income tax benefit from exercise of stock options	—	—	5,077,492	—	—	—	—	5,077,492
Comprehensive income:
Net income for the year ended June 30, 2004	—	—	—	—	65,019,845	—	—	65,019,845
Foreign currency translation adjustments	—	—	—	4,232,150	—	—	—	4,232,150
Unrealized losses on derivatives qualifying as hedges	—	—	—	(215,627)	—	—	—	(215,627)

Total comprehensive income (loss)	—	—	—	4,016,523	65,019,845	—	—	69,036,368

BALANCE AT JUNE 30, 2004	76,957,022	$769,570	$249,209,760	$458,621	$310,051,723	6,990,484	$(41,436,643)	$519,053,031

Shares sold pursuant to stock option and purchase plans	1,732,420	17,324	24,956,854	—	—	45	(3,398)	24,970,780
Income tax benefit from exercise of stock options	—	—	4,597,934	—	—	—	—	4,597,934
Comprehensive income:
Reclassification to other income of realized losses on derivatives qualifying as hedges	—	—	—	215,627	—	—	—	215,627
Net income for the year ended June 30, 2005	—	—	—	—	84,356,054	—	—	84,356,054
Foreign currency translation adjustments	—	—	—	(5,547,815)	—	—	—	(5,547,815)
Unrealized losses on derivatives qualifying as hedges	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	(5,332,188)	84,356,054	—	—	79,023,866

BALANCE AT JUNE 30, 2005	78,689,442	$786,894	$278,764,548	$(4,873,567)	$394,407,777	6,990,529	$(41,440,041)	$627,645,611

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2005	2004	2003
OPERATING ACTIVITIES
Net income	$84,356,054	$65,019,845	$46,581,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,732,235	38,456,432	39,268,196
Amortization	7,550,570	6,099,888	7,684,000
Income tax benefit from exercise of stock options	4,597,934	5,077,492	3,164,375
Provision for bad debts	3,980,985	5,163,819	4,626,000
Acquisition earn-out payments, net of provisions	(1,600,904)	6,308,236	2,036,000
Provision (credit) for deferred income taxes	(11,472,178)	(757,030)	(1,216,000)
Changes in operating assets and liabilities:
Accounts receivable	(11,835,655)	(16,993,791)	(11,471,926)
Inventories and other current assets	(10,346,030)	(2,154,529)	3,271,232
Accounts payable and other current liabilities	29,446,920	30,984,491	31,662,346
Other assets and liabilities	1,668,430	3,731,677	(1,312,256)

NET CASH PROVIDED BY OPERATING ACTIVITIES	135,078,361	140,936,530	124,293,456
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(61,900,002)	(51,391,196)	(42,075,069)
Proceeds from sale of property, plant, and equipment	—	—	3,835,000
Acquisition of intangible assets	(3,217,875)	(1,441,962)	(2,120,380)
Acquisition of business, net of cash acquired	(63,096,966)	(9,552,589)	(7,083,607)

NET CASH USED BY INVESTING ACTIVITIES	(128,214,843)	(62,385,747)	(47,444,056)
FINANCING ACTIVITIES
Proceeds from long-term obligations	16,414,828	10,418,891	—
Payment on long-term obligations	(6,062,712)	(10,493,774)	(53,527,047)
Issuance of common stock	24,970,780	18,069,852	10,243,077

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	35,322,896	17,994,969	(43,283,970)

INCREASE IN CASH AND CASH EQUIVALENTS	42,186,414	96,545,752	33,565,430
Cash and cash equivalents at beginning of period	192,445,866	95,900,114	62,334,684

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$234,632,280	$192,445,866	$95,900,114

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The consolidated financial statements include the accounts of Respironics, Inc. (the “Company”) and it’s wholly and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

On April 20, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, payable in the form of a 100% stock dividend. On June 1, 2005, one additional share of common stock was distributed for each share held of record on May 9, 2005. An amount equal to the par value of the shares issued was transferred from the additional capital account to the common stock account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of 30 days or less when purchased to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

Inventories:

Inventories are valued at the lower of cost (determined on a first-in, first-out moving average basis) or market and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future usage and sales.

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

Capitalized Software Production Costs:

Software development costs have been capitalized when technological feasibility was established and are being amortized to the cost of goods sold over the estimated economic lives (generally three to seven years) of the products that include such software. Total net capitalized software production costs were $11,799,000 and $11,025,000 at June 30, 2005 and 2004, respectively. During the fiscal years ended June 30, 2005, 2004, and 2003, the Company recorded $2,609,000, $1,786,000, and $1,785,000, respectively, of amortization expense related to capitalized software production costs.

Goodwill and Intangible Assets:

Goodwill is the cost in excess of the fair value of net (tangible and intangible) assets of businesses acquired. In June 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the provisions of FASB No. 141 to account for business combinations consummated after July 1, 2001.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company performed its annual impairment tests as of December 31, 2004 and 2003 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB No. 142.

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

Comprehensive Income:

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains (losses) on derivatives qualifying as hedges, and is presented in the Consolidated Statements of Shareholders’ Equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on the undistributed earnings of foreign subsidiaries. The other components of comprehensive income are recorded net of income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Stock Options:

Stock options are granted to certain employees and certain members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders’ equity at the date the options are exercised. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, in accounting for its stock option plans and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and related per share amounts would have been reduced to the pro forma amounts indicated below:

	Year Ended June 30
	2005	2004	2003
Net income, as reported	$84,356,000	$65,020,000	$46,581,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,162,000)	(6,702,000)	(5,301,000)

Pro forma net income	$76,194,000	$58,318,000	$41,280,000

Earnings per share:
Basic–as reported	$1.19	$0.95	$0.69

Basic–pro forma	$1.07	$0.85	$0.62

Diluted–as reported	$1.17	$0.92	$0.68

Diluted–pro forma	$1.06	$0.83	$0.61

See Note M to these Consolidated Financial Statements for additional information about the Company’s stock options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Advertising Costs:

Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended June 30, 2005, 2004, and 2003 were $3,589,000, $2,345,000, and $1,516,000, respectively.

Income Taxes:

Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries (other than dividends which are taxed currently) because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. During the year ended June 30, 2005, the Company declared and paid one-time dividends from certain foreign subsidiaries to take advantage of a temporary incentive under the American Jobs Creation Act of 2004 (the “Act”) and to generate foreign tax credits. See Note L to these Consolidated Financial Statements for additional information.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B—CASH EQUIVALENTS

Cash equivalents consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the United States, Hong Kong, Japan, Germany, France, Italy, the UK, Switzerland, and Ireland.

NOTE C—ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $14,856,000 as of June 30, 2005 and $14,871,000 as of June 30, 2004.

NOTE D—INVENTORIES

Inventories consisted of the following, net of allowances for obsolete and excess inventories of $16,596,000 and $13,200,000 at June 30, 2005 and 2004, respectively:

	June 30
	2005	2004
Raw materials	$31,611,000	$24,439,000
Work-in-process	10,584,000	9,221,000
Finished goods	54,120,000	51,879,000

	$96,315,000	$85,539,000

NOTE E—GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual impairment test as of December 31, 2004 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Changes in the carrying amount of goodwill for the year ended June 30, 2005 were as follows:

Balance at June 30, 2004	$110,003,000
Goodwill on businesses acquired	54,016,000
Additional purchase price to former owners of businesses previously acquired	3,250,000
Foreign currency changes	(642,000)

Balance at June 30, 2005	$166,627,000

The Company’s intangible assets are comprised of product-related intellectual property acquired from third parties, the appraised fair market values of acquired product-related intellectual property, acquired customer contracts and relationships, and employee contracts obtained through business acquisitions (including the acquisitions disclosed in Note Q), and patent registration costs. Intangible assets at June 30 are summarized below, net of accumulated amortization of $14,373,000 and $8,266,000 as of June 30, 2005 and 2004, respectively:

	2005	2004
Product-related intellectual property	$26,886,000	$27,101,000
Patent registration costs	3,483,000	2,461,000
Customer contracts and relationships	7,394,000	—
Employee contracts	1,087,000	159,000

Total intangible assets	$38,850,000	$29,721,000

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to sixteen years.

Intangible asset amortization expense was $5,963,000, $4,037,000, and $5,899,000 during the years ended June 30, 2005, 2004, and 2003, respectively. The estimated aggregate intangible asset amortization expenses for the next five years are as follows:

2006	$5,003,000
2007	4,820,000
2008	4,797,000
2009	4,560,000
2010	3,896,000

NOTE F—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30 consist of the following:

	2005	2004
Promotional Programs, Royalties and similar obligations	$11,869,000	$7,025,000
Product Warranties	12,753,000	8,011,000
Restructuring and Acquisition-Related	3,647,000	7,064,000
Accrued Acquisition Purchase Price Payments	1,414,000	438,000
Recourse Obligations	748,000	1,049,000
Deferred Service Revenues	6,657,000	3,891,000
Deferred Rental Revenue	1,259,000	598,000
Compensation and Related	35,352,000	31,105,000
Taxes	29,925,000	15,731,000
Charitable Foundation and Other Contributions	3,262,000	2,500,000
Other, including Professional Fees and Other Accrued Expenses	19,356,000	10,843,000

TOTAL	$126,242,000	$88,255,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the year ended June 30, 2005 are as follows:

Product Warranties

Balance as of June 30, 2004	$8,011,000
Warranty accruals during the year	13,037,000
Service costs incurred during the year	(8,295,000)

Balance at June 30, 2005	$12,753,000

Deferred Service Revenues

Balance as of June 30, 2004	$3,891,000
Revenues deferred during the year	4,362,000
Amounts recorded as revenue during the year	(1,596,000)

Balance at June 30, 2005	$6,657,000

NOTE G—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30
	2005	2004
Bank Debt with varying maturities (final maturity in May 2007) including interest rates ranging from 0.8% to 1.7%	$2,713,000	$2,768,000
Capital Lease Obligations, payable in monthly installments with varying completion dates through April 2010 including interest rates ranging from 1.0% to 5.4%	43,419,000	33,748,000
Other	520,000	917,000

	46,652,000	37,433,000
Less current portion	17,411,000	10,536,000

	$29,241,000	$26,897,000

On August 19, 2002, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2009 (as amended and as more fully described below),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

replacing a $125,000,000 Commercial Bank Credit Agreement that had similar terms. The new Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage (as these terms are defined in the Revolving Credit Agreement). The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (“LIBOR”). The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.16%, on the unused portion of the facility. No amounts are outstanding under the Revolving Credit Facility as of June 30, 2005 or 2004.

In August, 2004, the Company amended the Revolving Credit Agreement to extend the maturity date through August 31, 2009. The Revolving Credit Facility maintained substantially the same terms after the amendment (but generally more favorable and flexible to the Company, including potentially lower interest rate spreads over LIBOR and greater flexibility to make investments).

The Bank Debt and Capital Lease Obligations reflected in the above table are primarily for equipment rented to outside customers by the Company’s Fuji subsidiary in Japan.

Scheduled maturities of long-term obligations for the next five years are as follows:

Maturities of Long-Term Debt
2006	$17,411,000
2007	13,226,000
2008	9,583,000
2009	4,817,000
2010	1,615,000
Thereafter	—

TOTAL	$46,652,000

Interest paid was $1,366,000, $1,745,000, and $2,607,000 for the years ended June 30, 2005, 2004, and 2003, respectively.

NOTE H—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those investments.

LONG-TERM OBLIGATIONS

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at June 30, 2005 and 2004.

FOREIGN CURRENCY EXCHANGE DERIVATIVE CONTRACTS

Foreign currency exchange derivative contracts are recorded in the Consolidated Balance Sheets at fair value. As of June 30, 2005, foreign currency option and forward contracts with a fair value of $553,000 are recorded with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

prepaid expenses and other current assets. As of June 30, 2004, foreign currency option contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

NOTE I—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, management put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

As of June 30, 2005 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen and British Pounds. These foreign currency option and forward contracts have notional amounts of approximately $25,731,000 ($22,098,000 for the Japanese Yen and $3,633,000 for the British Pound) as of June 30, 2005 and mature at various dates through October 15, 2005. As of June 30, 2005, foreign currency option and forward contracts with a fair value of $553,000 are recorded with prepaid expenses and other current assets. As of June 30, 2004, foreign currency options contracts with a fair value of $70,000 are recorded with prepaid expenses and other current assets, and foreign currency forward contracts with a fair value of $161,000 are recorded with accrued expenses and other current liabilities.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the years ended June 30, 2005 and 2004.

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

For the years ended June 30, 2005 and 2004, the Company recognized net gains (losses) related to designated cash flow hedges in the amount of $600,000 and ($495,000), respectively. These amounts are classified with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

other (income) expense, net in the Consolidated Statements of Operations. During the years ended June 30, 2005 and 2004, the derivative (gains) losses were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other (income) expense, net in the Consolidated Statements of Operations. As of June 30, 2005, no amounts are included in OCI, compared to a loss of $216,000 that was included in OCI as of June 30, 2004.

NOTE J—OPERATING LEASES

The Company leases its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the United States and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe. Certain of these leases contain renewal options and rent escalation clauses.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2005 are as follows:

Year Ended June 30	Amount
2006	$8,442,000
2007	6,395,000
2008	5,090,000
2009	4,090,000
2010	3,235,000
Thereafter	6,010,000

TOTAL	$33,262,000

Total rent expense for the years ended June 30, 2005, 2004 and 2003, was $9,521,000, $8,338,000, and $8,320,000, respectively.

NOTE K—CONTINGENCIES

Litigation:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages, and an award of three times actual damages because of Invacare’s willful infringement of its patents. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint. Currently, trial on liability issues is scheduled for February 2006.

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

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies to provide financing to certain customers for the purchase of the Company’s products. The Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $16,087,000 at June 30, 2005 as compared to $13,950,000 at June 30, 2004. The estimated fair value of the Company’s contingent recourse guarantee is $1,765,000 and $581,000 as of June 30, 2005 and 2004, respectively. Approximately 8% of the Company’s net sales were made under these financing arrangements during the years ended June 30, 2005 and 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the Novametrix acquisition) does not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at June 30, 2005 and 2004, $748,000 and $1,049,000 of receivables sold with recourse were pledged as collateral in secured borrowing transactions. Additionally, the Company has recorded these amounts in prepaid expenses and other current assets and has also recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement placed a cap on the Company’s recourse obligation at $1,049,000. The third party financing company can exercise its rights under this recourse provision and require the Company to repurchase accounts receivable up to the cap amount.

NOTE L—INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended June 30
	2005	2004	2003
United States	$106,841,000	$86,647,000	$53,223,000
Foreign	28,878,000	18,587,000	21,667,000

TOTAL	$135,719,000	$105,234,000	$74,890,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Income taxes (benefit) consisted of:

	Year Ended June 30
	2005	2004	2003
Current:
Federal	$44,823,000	$29,451,000	$19,683,000
Foreign	12,868,000	7,713,000	6,680,000
State	5,144,000	3,807,000	3,678,000

	62,835,000	40,971,000	30,041,000
Deferred:
Federal	(9,059,000)	(1,550,000)	(851,000)
Foreign	(861,000)	1,208,000	(517,000)
State	(1,552,000)	(415,000)	(365,000)

	(11,472,000)	(757,000)	(1,733,000)

TOTAL INCOME TAXES	$51,363,000	$40,214,000	$28,308,000

The difference between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is explained below:

	Year Ended June 30
	2005	2004	2003
Statutory federal income tax rate	35%	35%	35%
Increases (decreases):
State taxes, net of federal benefit	2	2	3
Foreign taxes	1	2	(2)
Tax credits	(7)	—	(2)
Non-deductible expenses	7	(1)	3
Other items, net	—	—	1

EFFECTIVE INCOME TAX RATE	38%	38%	38%

Deferred income tax assets consist of the following:

	June 30
	2005	2004
Allowance for bad debts	$5,258,000	$5,623,000
Depreciation and amortization	(1,494,000)	(2,701,000)
Inventory reserves	5,508,000	3,600,000
Inter-company profit in inventories	11,502,000	5,203,000
Product warranty reserves	5,367,000	3,819,000
Restructuring and acquisition-related liabilities and reserves	2,537,000	3,348,000
Net operating loss carry-forward, limited by Section 382	381,000	—
Business credits carry-forward, limited by Section 383	480,000	644,000
Foreign tax credit	1,900,000	—
Foreign net operating loss carry-forward	—	451,000
Other	8,533,000	5,386,000

	39,972,000	25,373,000
Less current portion	39,767,000	25,373,000

	$205,000	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Income taxes paid were $39,996,000, $36,621,000 and $13,710,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

On April 12, 2002, the Company acquired Novametrix, which had a federal and state net operating loss as of April 12, 2002 of approximately $5,800,000. Such net operating loss on a carry forward basis expires in 2022. Additionally, Novametrix had unused research tax credits of approximately $475,000 which expire in varying amounts through 2013, and alternative minimum tax credits of $237,000 which do not have expiration dates. As a result of the ownership change, the utilization of the net operating loss and the credit carry-forwards is limited each year by Internal Revenue Code Sections 382 and 383, respectively. As of June 30, 2005, the Company has fully utilized the net operating loss and the alternative minimum tax credits and expects to utilize the research tax credits carry forward.

On July 1, 2004, the Company acquired Profile, which had a net operating loss carry forward in the UK as of June 30, 2004 of approximately $14,338,000, all of which carry forward without expirations. The potential tax benefits associated with these foreign net operating losses are approximately $4,300,000. The Company has established a full valuation allowance against this deferred tax asset. To the extent these net operating losses are utilized in the future and deferred tax assets are recoverable, the Company’s recorded goodwill balance associated with the Profile acquisition will be reduced. The valuation allowance increased during the year ended June 30, 2005 by approximately $300,000 to $4,600,000.

On April 1, 2005, the Company acquired Mini-Mitter, which had a federal and state net operating loss carry forward as of April 1, 2005 of approximately $1,200,000. Such net operating loss on a carry forward basis expires in 2025. Additionally, Mini Mitter had unused research tax credits of approximately $29,000 which expire in varying amounts through 2013. As a result of the ownership change, the utilization of the net operating loss and the credit carry-forwards is limited each year by Internal Revenue Code sections 382 and 383 respectively. The Company expects to fully utilize the net operating loss and credit carry-forwards.

On October 22, 2004, the “American Jobs Creation Act of 2004” (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside the U.S. at an effective tax rate of 5.25%. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 allows companies additional time to assess the effect of repatriating foreign earnings under the law, including whether unrepatriated foreign earnings continue to qualify for FASB No. 109’s exception to recognizing deferred tax liabilities, and requires explanatory disclosures from those who need the additional time. In June 2005 the Company repatriated $37,500,000 from certain foreign subsidiaries, of which $22,500,000 was repatriated in order to take advantage of temporary incentives under the Act. The repatriated dividends were declared and paid in June 2005. As a result of the Company’s decision to repatriate these earnings, the Company incurred a net federal and state tax liability in the amount of $1,900,000. This liability was offset partially by foreign tax credits and other items resulting in a 38% effective tax rate for the year ended June 30, 2005. Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $22,891,000 as of June 30, 2005. The Company intends to reinvest these undistributed earnings of foreign subsidiaries.

The Company maintains reserves for contingent tax liabilities, for differences between the benefit of tax deductions as filed on various income tax returns and recorded income tax provisions. These liabilities are estimated based on analysis of probable return-to-provision adjustments using currently available information.

NOTE M—STOCK OPTION AND PURCHASE PLANS

The Company has in place the 2000 Stock Incentive Plan (the “2000 Plan”), which provide options to eligible employees, consultants and non-employee directors (as described below in the case of non-employee directors),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

to purchase common stock for a period up to ten years at option prices not less than fair market value at the time of the grant. Under the 2000 Plan, options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the 2000 Plan. The Company’s past practice has been to award options under the 2000 Plan that vest ratably over four years (25% per year) from the grant date. Under the 2000 Plan, options may include cash payment rights, and restricted shares of the Company’s common stock may also be awarded. The 2000 Plan has a total of 6,552,000 shares approved for issuance, including 2,800,000 shares that were approved by the Company’s shareholders when the 2000 Plan was adopted and an additional 3,752,000 shares that were approved by shareholders in November 2003.

Options are also granted under the 2000 Plan to members of the Company’s Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase 13,000 shares (increased from 10,200 shares by an amendment to the 2000 Plan on May 23, 2003) on the third business day following the Company’s annual meeting of shareholders. Additionally, each non-employee director is granted an option to purchase 20,000 shares on the first business day following the date they become a member of the Board of Directors. These grants will continue until options for all the shares available under the 2000 Plan have been granted. Such options are granted at fair market value on the date of grant. For options granted to non-employee directors, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the 2000 Plan expire ten years after the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

The following table summarizes stock option activity:

	Option Shares Year Ended June 30
	2005	2004	2003
Outstanding at beginning of period	5,102,000	5,400,000	5,528,000
Granted	1,720,000	1,594,000	1,422,000
Exercised	(1,601,000)	(1,816,000)	(1,308,000)
Canceled	(35,000)	(76,000)	(242,000)

Outstanding at end of period	5,186,000	5,102,000	5,400,000

Weighted-average exercise price	$20.31	$15.81	$12.01

Exercisable at end of period	1,339,000	2,070,000	2,462,000

Shares available for future grant	2,149,000	3,834,000	1,660,000

Price range of granted options	$26.77-$ 33.04	$20.34-$ 27.28	$14.66-$ 18.13

The following table summarizes information about stock options outstanding at June 30, 2005:

Range of Exercise Prices	Number of Options Outstanding	Options Currently Exercisable	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
$ 1 – $ 5	116,000	116,000	$4.20	4.30 years
$ 6 – $ 10	297,000	297,000	$8.33	4.32 years
$ 11 – $ 15	174,000	170,000	$12.64	3.99 years
$ 16 – $ 20	2,559,000	713,000	$17.99	7.28 years
$ 21 – $ 25	251,000	25,000	$22.47	8.41 years
$ 26 – $ 30	1,716,000	18,000	$26.85	9.14 years
$ 31 – $ 35	73,000	—	$33.04	9.91 years

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003, was $9.15, $7.19 and $7.13, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected volatility	32.4%	32.1%	45.2%
Expected dividend yield	none	none	none
Risk-free interest rate	3.4%	3.7%	2.3%
Expected life of stock options	5	5	5

In August 2001, the Company adopted the 2002 Employee Stock Purchase Plan (the “2002 Plan”) under which employees can purchase common stock of the Company through payroll deductions during each Plan year beginning on January 1, 2002 through December 31, 2006. The purchase price under each Plan is the lesser of 85% of the market value of the Company’s common stock on either the first or last day of the Plan year. The maximum amount employees can purchase currently under the 2002 Plan is equal to 20% of their annual compensation (subject to statutory limitations). There are no charges or credits to income in connection with the Plans under APB Opinion No. 25. Shares are purchased at the end of each Plan year with the funds set aside through payroll deductions.

In June 1996, the Company adopted a shareholders’ rights plan under which existing and future shareholders received a right for each share outstanding entitling such shareholders to purchase shares of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

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

NOTE N—INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company aggregates its products into one reportable industry segment: the design, development, manufacture and sale of medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. Sales by product within this segment are as follows:

	Year Ended June 30
	2005	2004	2003
NET SALES
Domestic Homecare products	$545,453,000	$471,645,000	$388,516,000
Domestic Hospital products	102,549,000	95,876,000	79,427,000
International products	263,495,000	192,029,000	161,874,000

NET SALES	$911,497,000	$759,550,000	$629,817,000

The Company is a Delaware corporation, with its corporate offices located in Murrysville, Pennsylvania. Its principal manufacturing operations are currently located in Pennsylvania, California, Georgia, Connecticut, Oregon, China, the Philippines, the UK, and Ireland. Other major distribution and sales sites are located throughout the United States, Germany, France, Italy, Switzerland, the UK, Hong Kong and Japan.

Financial information about the Company by geographic area is presented below.

	Year Ended June 30
	2005	2004	2003
NET SALES
Domestic	$648,002,000	$567,521,000	$467,943,000
International:
Europe, Africa and Middle East	143,375,000	95,001,000	74,441,000
Latin America	14,634,000	11,012,000	9,272,000
Far East/Asia Pacific	105,486,000	86,016,000	78,161,000

NET SALES	$911,497,000	$759,550,000	$629,817,000

		June 30
		2005	2004
LONG-LIVED ASSETS
United States		$119,727,000	$109,394,000
International:
Europe		17,082,000	5,177,000
Far East/Asia Pacific		38,886,000	33,952,000

TOTAL LONG-LIVED ASSETS		$175,695,000	$148,523,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

The Company develops, manufactures and markets medical devices primarily for the treatment of patients suffering from sleep and respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to providers and distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. The Company generally does not require collateral for the extension of credit. During the fiscal year ended June 30, 2003, one customer accounted for 10% of net sales. During the fiscal years ended June 30, 2005 and 2004, respectively, that same customer accounted for 7% and 9% of net sales.

NOTE O—RETIREMENT PLANS

The Company has a Retirement Savings Plan (“the Plan”) that is available to all U.S. employees. Employees may contribute up to 75% (subject to statutory limitations) of their compensation to the Plan (amended from 30% as of January 1, 2005). The Company matches employee contributions (up to 3% of each employee’s compensation) at a 100% rate, and may make discretionary contributions to the Plan. Total Company contributions to the plan were $3,249,000, $2,368,000 and $2,204,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

NOTE P—RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses during the years ended June 30:

	2005	2004	2003
Wallingford, Connecticut facility changes	$4,701,000	$10,380,000	$1,441,000
Kennesaw, Georgia facility changes	(897,000)	180,000	8,842,000
Acquisition-related integration expenses	2,611,000	382,000	7,861,000

TOTAL	$6,415,000	$10,942,000	$18,144,000

Classified with Restructuring and Acquisition-Related Expenses	$6,415,000	$10,942,000	$17,789,000
Classified with Cost of Sales	—	—	355,000

TOTAL	$6,415,000	$10,942,000	$18,144,000

Wallingford, Connecticut Facility Changes—On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. The relocation will allow the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, will enable the Wallingford facility to concentrate on new product research and development, and will improve the overall efficiency of the Company. Approximately 60 employees were involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions. The costs reflected in the table above for Wallingford, Connecticut facility changes relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

Following is a summary of the restructuring and acquisition-related liabilities related to the Wallingford, Connecticut facility changes that were recorded during the year ended June 30, 2005, the payments made against the obligations and the remaining obligations as of June 30, 2005. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford, Connecticut facility changes that are recorded to restructuring and acquisition-related expenses as they are incurred.

Year Ended June 30, 2003	Accrued Employee Costs	Accrued Facility Costs
Balance at July 1, 2002	$1,250,000	$—
Restructuring and acquisition-related expenses	2,473,000	—
Costs of the acquired business	836,000	1,075,000
Cash Payments	(2,725,000)	—

Balance at June 30, 2003	1,834,000	1,075,000

Year Ended June 30, 2004
Balance at July 1, 2003	$1,834,000	$1,075,000
Restructuring and acquisition-related expenses	3,366,000	—
Liability adjustment – costs of acquired businesses	(270,000)	—
Cash payments	(2,873,000)	(32,000)

Balance at June 30, 2004	$2,057,000	$1,043,000

Year Ended June 30, 2005
Balance at July 1, 2004	$2,057,000	$1,043,000
Restructuring and acquisition-related expenses	677,000	—
Cash payments	(805,000)	(253,000)

Balance at June 30, 2005	$1,929,000	$790,000

Substantially all of the accrued obligations are expected to be paid by December 31, 2005, except for the idle facility costs that will be paid over the remaining term of the lease.

Kennesaw, Georgia Facility Changes—On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation allowed the Company to standardize its manufacturing support, engineering and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 134 employees were involuntarily terminated and 6 were relocated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing and marketing., The costs reflected in the table above for Kennesaw, Georgia facility changes relate primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits, idle facility rent obligations and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. The transition of products and manufacturing processes from Kennesaw to Murrysville was completed during the quarter ended September 30, 2003. During the year ended June 30, 2005, the Company recorded an $897,000 reduction to the idle facility rent obligation, based on increased utilization at the facility, as a credit to restructuring and acquisition-related expenses. Substantially all of the restructuring obligations have been paid as of June 30, 2005, except for $713,000 of remaining idle facility costs that will be paid over the remaining term of the lease.

Acquisition-Related Integration Expenses—As more fully described in Note Q to these Consolidated Financial Statements, the Company has recently completed several business acquisitions. The Company’s acquisition strategy includes the centralization and harmonization of business processes which often results in the elimination of redundancies, centralization of corporate services functions, and the implementation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

standardized processes across several business functions, including information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the Consolidated Statement of Operations.

NOTE Q—ACQUISITIONS

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji, a leading provider of homecare and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendments described below). As of June 30, 2005 and June 30, 2004, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $2,079,000 and $2,709,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of June 30, 2005 and June 30, 2004, $6,743,000 and $8,344,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

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

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. As of June 30, 2005, the Company accrued (on a cumulative basis since the acquisition date) $3,381,000 for milestones achieved during the period (of which $3,030,000 was paid as of June 30, 2005). These additional payments are recorded as costs of the acquisition at which time they become payable. Additionally, in June 2005 the Company made an interest-bearing advance of $1,000,000 to SpectRx, Inc. as a prepayment for performance milestones expected to be achieved during the 2006 fiscal year. The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2005, 2004, or 2003. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (WBT), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited [now known as “Respironics (Ireland) Limited”] for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2005 (as amended), of which $2,000,000 was paid of June 30, 2005 as a result of the successful achievement of performance milestones. These additional future payments are recorded as costs of the acquisition at which time they become payable.

WBT and Caradyne Limited are collectively referred to herein as “Caradyne.” Caradyne is involved in the development, manufacturing, and marketing of unique technologies that are complementary with the Company’s ventilation product portfolio, primarily used in hospital settings and pre-hospital applications. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2005 and 2004. In connection with the acquisition, the Company recorded $3,751,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 15 years.

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile Therapeutics plc (referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,309,000 British Pounds (or approximately $43,524,000 net of $4,675,000 of cash acquired in the transaction), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery. The results of operations of Profile are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, July 1, 2004. The acquisition added in excess of approximately $28,800,000 to the Company’s net sales during the year ended June 30, 2005, but did not materially impact the Company’s net income during the year.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,104,000
Prepaid expenses and other current assets	1,276,000
Property, plant and equipment	1,554,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	38,367,000

Total assets acquired	$60,215,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,383,000
Other non-current liabilities	2,633,000

Net assets acquired	$48,199,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

In connection with the Profile acquisition, the Company recorded $8,290,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and customer relationships. The weighted-average amortization period for these intangible assets is approximately 9 years. The amounts assigned to these major classes of intangible assets are shown below:

Product-related intellectual property, primarily patents	$2,520,000
Customer contracts and relationships	5,770,000

Total intangible assets	$8,290,000

Mini Mitter—On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (Mini-Mitter). The base cash purchase price (including $500,000 scheduled to be paid after a three-year retention period) approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance over the next two years. These additional future payments will be recorded as costs of the acquisition at the time they become payable. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The results of operations of Mini-Mitter are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 1, 2005. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2005.

NOTE R—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30
	2005	2004	2003
Numerator:
Net income	$84,356,000	$65,020,000	$46,581,000
Denominator:
Denominator for basic earnings per share—weighted-average shares	70,896,000	68,754,000	67,170,000
Effect of dilutive securities - stock options and warrants	1,359,000	1,864,000	1,518,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	72,255,000	70,618,000	68,688,000

Basic Earnings Per Share	$1.19	$0.95	$0.69

Diluted Earnings Per Share	$1.17	$0.92	$0.68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE S—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2005 and 2004:

	2005 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$199,437,000	$225,929,000	$236,488,000	$249,643,000
Gross Profit	107,375,000	122,778,000	130,236,000	137,894,000
Restructuring and Acquisition-Related Expenses	2,135,000	2,290,000	203,000	1,786,000
Contribution to Foundation	—	1,500,000	—	1,500,000
Net Income	15,191,000	20,070,000	24,410,000	24,686,000
Basic Earnings Per Share	0.22	0.28	0.34	0.34
Diluted Earnings Per Share	0.21	0.28	0.34	0.34

	2004 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$164,058,000	$192,318,000	$196,732,000	$206,442,000
Gross Profit	84,056,000	101,479,000	106,486,000	110,903,000
Restructuring and Acquisition-Related Expenses	3,345,000	2,545,000	2,885,000	2,167,000
Contribution to Foundation	—	1,500,000	—	1,344,000
Net Income	11,150,000	15,902,000	18,294,000	19,674,000
Basic Earnings Per Share	0.16	0.23	0.26	0.28
Diluted Earnings Per Share	0.16	0.23	0.26	0.28

NOTE T—SUBSEQUENT EVENT

On July 21, 2005, Centene Corporation (Centene) acquired AirLogix, Inc. (AirLogix) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix. In connection with the sale of AirLogix, the Company has received $5,481,000 thus far, and total proceeds may exceed $7,000,000. The Company expects to record a pre-tax gain of approximately $4,391,000 during the quarter ended September 30, 2005 as a result of the sale.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibits 31.1 and 31.2 of this report, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial and Principal Accounting Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this annual report is made known to them on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As of June 30, 2005, management has assessed the effectiveness of the Company’s internal control over financial reporting. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of June 30, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 was audited by the Company’s independent registered public accounting firm. This audit report appears below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended June 30, 2005 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

/s/ JOHN L. MICLOT
Name:	John L. Miclot
Title:	President and Chief Executive Officer

/s/ DANIEL J. BEVEVINO
Name:	Daniel J. Bevevino
Title:	Vice President and Chief Financial and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Respironics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Respironics, Inc. maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of the Company and our report dated September 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

September 7, 2005

Item 9B. Other Information.

None.

PART III

Items 10 through 14.

In accordance with the provisions of General Instruction G to Form 10-K, the information required by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services) is not set forth herein because prior to October 28, 2005 (within 120 days after June 30, 2005) the Company will file with the SEC a definitive proxy statement which involves the election of Directors at its Annual Meeting of Shareholders to be held on November 15, 2005, which proxy statement will contain such information. The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

The financial statements, financial statement schedule and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial	Statements:

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated September 7, 2005, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(2) Financial	Statement Schedule:

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

RESPIRONICS, INC.

DESCRIPTION	Balance at Beginning of Period	Bad Debt Expense Provisions (a)	Write-offs of Uncollectible Accounts	Balance at End of Period
Year ended June 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$14,871,000	$3,675,000	$3,690,000	$14,856,000

Year ended June 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$12,495,000	$5,164,000	$2,788,000	$14,871,000

Year ended June 30, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$20,046,000	$4,626,000	$12,177,000	$12,495,000

(a)	– Includes allowances for doubtful accounts for companies acquired in the current year of $271,000.

All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(3) Exhibits

Those exhibits listed on the exhibits index beginning on page 65 of this Form 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRONICS, INC.

By:	/s/ JOHN L. MICLOT
John L. Miclot,
President and Chief Executive Officer

Date: September 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 13, 2005:

/s/ JOHN L. MICLOT	/s/ MYLLE H. MANGUM
John L. Miclot	Mylle H. Mangum
(President and Chief Executive Officer and Director) (Principal Executive Officer)	(Director)

/s/ DANIEL J. BEVEVINO	/s/ DONALD H. JONES
Daniel J. Bevevino	Donald H. Jones
(Vice President and Chief Financial Officer) (Principal Accounting Officer)	(Director)

/s/ GERALD E. MCGINNIS	/s/ CRAIG B. REYNOLDS
Gerald E. McGinnis	Craig B. Reynolds
(Chairman of the Board of Directors)	(Director)

/s/ JAMES W. LIKEN	/s/ JOSEPH C. LAWYER
James W. Liken (Vice Chairman of the Board of Directors)	Joseph C. Lawyer (Director)

/s/ JOHN C. MILES II	/s/ J. TERRY DEWBERRY
John C. Miles II (Director)	J. Terry Dewberry (Director)

/s/ DOUGLAS A. COTTER	/s/ CANDACE L. LITTELL
Douglas A. Cotter (Director)	Candace L. Littell (Director)

/s/ SEAN MCDONALD
Sean McDonald (Director)

EXHIBITS INDEX

Exhibit No.	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-36459.

3.4	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-89308.

3.5	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6	Bylaws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7	Amendment to Bylaws of the Company on June 3, 1998, filed as Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8	Amendment to Bylaws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

3.9	Amendment to Bylaws of the Company on October 1, 2003, filed as Exhibit 3.9 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.10	Amendment to Bylaws of the Company on November 18, 2003, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.11	Amendment to Bylaws of the Company on April 20, 2005, filed as Exhibit 3.1 to Form 8-K under Item 5.03.

4.1	Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.2	Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.3	Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

4.4	Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit 4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

4.5	Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit 4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

4.6	Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

10.1	Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

Exhibit No.	Description and Method of Filing
10.2	Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

10.3	Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4	Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5	1991 Non-Employee Directors’ Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6	1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.7	Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.8	Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.9	Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.10	Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.11	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.13	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.14	Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.15	Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.16	Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.17	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.18	Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.19	Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Exhibit No.	Description and Method of Filing
10.20	Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.21	Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.22	Respironics, Inc. 1997 Non-Employee Directors’ Fee Plan, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.23	Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.24	Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.26	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.27	2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.28	Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.29	Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.31	Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.32	Employment Agreement between the Company and William J. Post dated October 28, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.33	First Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 1, 2003, filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.34	Respironics, Inc. Supplemental Executive Retirement Plan dated June 1, 2003, filed as Exhibit 10.49 to Annual Report on Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description and Method of Filing
10.35	Respironics, Inc. 2000 Stock Incentive Plan as amended on May 23, 2003, filed as Exhibit 10.50 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.36	Amendment No. 4 to the Employment Agreement between the Company and John L. Miclot dated October 1, 2003, filed as Exhibit 10.51 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.37	Amendment No. 1 to the Employment Agreement between the Company and Gerald E. McGinnis effective as of March 31, 2004 filed as Exhibit 10.37 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.38	Agreement Regarding Certain Matters Relating to Employment between the Company and James W. Liken dated July 20, 2004 filed as Exhibit 10.38 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.39	Form of Respironics, Inc. Performance Bonus Program Summary, filed as Exhibit 10.39 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.40	Form of Respironics, Inc. Profit Sharing Program Summary, filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.41	Second Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of April 23, 2004, filed as Exhibit 10.41 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.42	Third Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of September 3, 2004, filed as Exhibit 10.41 on Form 10-Q for the quarter ended September 30, 2004.

10.43	Employment Agreement, made as of April 18, 2005 by and between the Company and Donald Spence, filed as Exhibit 10.42 on Form 10-Q for the quarter ended March 31, 2005.

10.44	Fourth Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 30, 2005, filed as Exhibit 10.44 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.45	Separation Agreement and Complete Release, made as of July 25, 2005 by and between the Company and William J. Post, filed as Exhibit 10.45 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.46	Employment Agreement, made as of August 1, 2005 by and between the Company and Derek Smith, filed as Exhibit 10.46 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.47	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis effective as of August 24, 2005 filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2005.

21.1	List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP, filed as Exhibit 23.1 to this Annual Report on Form 10-K.

31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.