Form 10-Q
period 2005-09-30
RESPIRONICS INC
filed 2005-11-09
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

or

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

As of October 31, 2005, there were 79,063,562 shares of Common Stock of the registrant outstanding, of which 6,990,349 were held in treasury.

INDEX

RESPIRONICS, INC.

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2005, and the related consolidated statements of operations for the three-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 7, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 7, 2005

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) September 2005	June 30 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$254,992,826	$234,632,280
Trade accounts receivable	152,774,236	153,479,117
Inventories	97,855,135	96,314,972
Prepaid expenses and other current assets	14,407,019	11,930,547
Deferred income tax benefits	40,501,290	39,767,465

TOTAL CURRENT ASSETS	560,530,506	536,124,381
PROPERTY, PLANT AND EQUIPMENT
Land	4,380,705	4,387,557
Buildings	23,889,004	23,088,982
Production and office equipment	285,205,399	279,156,393
Leasehold improvements	9,570,022	9,386,856

	323,045,130	316,019,788
Less allowances for depreciation and amortization	194,718,564	188,643,863

	128,326,566	127,375,925
OTHER ASSETS	47,661,383	48,318,790
GOODWILL	167,335,376	166,627,295

TOTAL ASSETS	$903,853,831	$878,446,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$53,623,663	$57,474,169
Accrued expenses and other current liabilities	121,257,323	126,242,043
Current portion of long-term obligations	21,854,672	17,411,475

TOTAL CURRENT LIABILITIES	196,735,658	201,127,687
LONG-TERM OBLIGATIONS	29,923,770	29,240,901
OTHER NON-CURRENT LIABILITIES	21,362,243	20,432,192
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 79,044,813 shares at September 30, 2005 and 78,689,442 shares at June 30, 2005; outstanding 72,054,454 shares at September 30, 2005 and 71,698,913 shares at June 30, 2005	790,448	786,894
Additional capital	290,335,059	278,764,548
Accumulated other comprehensive loss	(6,838,007)	(4,873,567)
Retained earnings	412,984,182	394,407,777
Treasury stock	(41,439,522)	(41,440,041)

TOTAL SHAREHOLDERS’ EQUITY	655,832,160	627,645,611

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$903,853,831	$878,446,391

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended September 30
	2005	2004
Net sales	$240,222,311	$199,436,604
Cost of goods sold	107,543,034	92,061,822

	132,679,277	107,374,782
General and administrative expenses (excluding acquisition earn-out expenses)	40,250,999	30,288,375
Acquisition earn-out expenses	1,300,239	675,000
Sales, marketing and commission expenses	50,505,971	40,908,032
Research and development expenses	14,069,650	9,398,830
Contribution to foundation	1,500,000	—
Restructuring and acquisition-related expenses	1,089,033	2,135,165
Other (income) expense, net	(5,937,255)	(142,993)

	102,778,637	83,262,409

INCOME BEFORE INCOME TAXES	29,900,640	24,112,373

Income taxes	11,324,234	8,921,578

NET INCOME	$18,576,406	$15,190,795

Basic earnings per share	$0.26	$0.22

Basic shares outstanding	71,868,830	70,149,434

Diluted earnings per share	$0.25	$0.21

Diluted shares outstanding	73,341,234	71,818,996

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended September 30
	2005	2004
OPERATING ACTIVITIES
Net income	$18,576,405	$15,190,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,776,047	9,963,616
Stock-based compensation	2,775,022	—
Gain on sale of investment	(4,398,274)	—
Changes in operating assets and liabilities:
Accounts receivable	704,881	9,258,454
Inventories	(1,540,163)	(5,232,238)
Excess tax benefits from share-based payment arrangements	(2,779,719)	—
Other operating assets and liabilities	(12,005,633)	(11,872,675)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,108,566	17,307,952

INVESTING ACTIVITIES
Proceeds from sale of investment	5,488,097	—
Purchase of property, plant and equipment	(9,105,166)	(13,440,345)
Acquisition of businesses, net of cash acquired	—	(42,513,595)
Additional purchase price for previously acquired businesses	(2,196,866)	(1,368,652)

NET CASH USED BY INVESTING ACTIVITIES	(5,813,935)	(57,322,592)

FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	2,779,719	—
Net increase in borrowings	6,266,352	642,614
Issuance of common stock	6,019,843	3,434,217

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,065,914	4,076,831

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,360,546	(35,937,809)

Cash and cash equivalents at beginning of period	234,632,280	192,445,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254,992,826	$156,508,057

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The amounts and information as of June 30, 2005 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

NOTE B – STOCK OPTION AND PURCHASE PLANS

At September 30, 2005, the Company has one active employee stock option plan (“the Plan”) and one employee stock purchase plan, which are described more fully in Note M in the Company’s June 30, 2005 consolidated financial statements. The Plan provides for the issuance of up to 3,276,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of September 30, 2005, 616,000 shares were reserved and available to be granted pursuant to the Plan. The Company may satisfy the awards upon exercise with either newly-issued or treasury shares.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (Revised 2004)—“Share-Based Payment” (“FASB 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”). FASB 123(R) replaces FASB 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FASB 123(R) requires that all stock-based compensation be recognized as expenses in the financial statements and that such expenses are measured at the fair value of the award.

The Company adopted FASB 123(R) on July 1, 2005 using the modified prospective method, which resulted in the recognition of stock compensation expenses in the consolidated statement of operations during the three-month period ended September 30, 2005. Under the modified prospective method, prior period financial statements have not been restated, and the stock-based compensation expenses recorded in the consolidated statement of operations after adoption of FAS 123(R) includes both new share-based awards and the remaining service period of awards that had been included in pro forma disclosures in prior periods. Stock-based compensation expenses in the three-month period ended September 30, 2005 were $2,775,000 ($2,008,000 after tax), or $0.03 per basic and diluted share. Of this amount, $2,609,000 is attributable to stock options and $166,000 is attributable to the employee stock purchase plan. As of September 30, 2005, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $27,567,000, which will be recognized over a weighted-average period of 2.10 years.

FASB 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the three-month period ended September 30, 2005, the adoption of FASB 123(R) resulted in cash flows provided by financing activities of $2,780,000, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the three-month period ended September 30, 2005:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	5,186,000	$20.31
Granted at fair value	1,510,000	38.95
Exercised	(362,000)	16.70
Cancelled	(11,000)	22.29
Outstanding at September 30, 2005	6,323,000	$24.96	$17.22	8.07
Exercisable at September 30, 2005	2,231,000	$17.04	$25.14	3.04

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options may not exceed ten years from the date of grant. Stock options granted to employees become exercisable ratably over four years (25% per year) from the date of grant. Stock options granted to non-employee directors become exercisable over three years from the date of grant (25% after one year from the date of grant, 25% after two years, and 50% after three years). The Company attributes stock-based compensation expenses to the consolidated statement of operations using the straight-line method over the applicable vesting periods.

The weighted-average grant date fair value of stock options granted during the three-month periods ended September 30, 2005 and 2004 was $9.09 and $9.03 per share, respectively. The total intrinsic value of stock options exercised during the three-month periods ended September 30, 2005 and 2004 was $7,811,000 and $14,249,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three-Month Periods Ended September 30
	2005	2004
Weighted-average expected stock-price volatility	23.9%	32.4%
Weighted-average expected option life	3.39 years	4.80 years
Average risk-free interest rate	4.0%	3.4%
Average dividend yield	0.0%	0.0%

Prior to the Company’s adoption of FASB 123(R), FASB 123 required that the Company provide pro-forma information regarding net income and earnings per share as if stock-based compensation expenses for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company accounted for these plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB 123 to stock-based employee compensation:

Three-month Period Ended September 30, 2004
Net income, as reported	$15,191,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,873,000)

Pro forma net income	$13,318,000

Earnings per share:
Basic-as reported	$0.22

Basic-pro forma	$0.19

Diluted-as reported	$0.21

Diluted-pro forma	$0.19

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $16,744,000 as of September 30, 2005 and $14,856,000 as of June 30, 2005.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	September 30, 2005	June 30, 2005
Raw materials	$30,121,000	$31,611,000
Work-in-process	10,577,000	10,584,000
Finished goods	57,157,000	54,120,000

	$97,855,000	$96,315,000

NOTE E – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, the Swiss Franc, and the Chinese Yuan. As part of the Company’s risk management strategy, management put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

As of September 30, 2005, the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen and British Pounds. These foreign currency option and forward contracts have notional amounts of approximately

$2,912,000 ($1,244,000 for the Japanese Yen and $1,668,000 for the British Pound) as of September 30, 2005 and mature at various dates through December 31, 2005. As of September 30, 2005, foreign currency options contracts with a fair value of $6,000 are recorded with prepaid expenses and other current assets. As of June 30, 2005, foreign currency options contracts with a fair value of $553,000 are recorded with prepaid expenses and other current assets.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month periods ended September 30, 2005 and 2004.

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

For the three-month periods ended September 30, 2005 and 2004, the Company recognized net (gains) related to designated cash flow hedges in the amount of ($33,000) and ($95,000), respectively. These amounts are classified with other (income) expense, net in the consolidated statements of operations. During the three-month periods ended September 30, 2005 and 2004, the derivative gains were more than offset by realized and unrealized currency losses on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statements of operations.

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the Respironics patents are invalid. Discovery has been concluded and trial on liability issues currently is scheduled for February 2006.

On August 6, 2004, Invacare filed a lawsuit against the Company in the United States District Court in the Northern District of Ohio alleging that the Company has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability of competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. The Company is vigorously defending itself in this suit.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $17,665,000 at September 30, 2005 as compared to $16,087,000 at June 30, 2005. The estimated fair value of the Company’s contingent recourse guarantee is $1,600,000 and $1,765,000 as of September 30, 2005, and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month period ended September 30, 2005, compared to 8% during the three-month period ended September 30, 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the acquisition of Novametrix Medical Systems Inc. in April, 2002) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2005 and June 30, 2005, the Company has included $748,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement placed a cap on the Company’s recourse obligation at $1,049,000. The third party financing company can exercise its rights under this recourse provision and require the Company to repurchase accounts receivables up to the cap amount.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the three-month period ended September 30, 2005 are as follows:

Product Warranties
Balance as of June 30, 2005	$12,753,000
Warranty accruals during the period	1,824,000
Service costs incurred during the period	(1,804,000)

Balance at September 30, 2005	$12,773,000

Deferred Service Revenues
Balance as of June 30, 2005	$6,657,000
Revenues deferred during the period	834,000
Amounts recorded as revenue during the period	(708,000)

Balance at September 30, 2005	$6,783,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE G – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended
	September 30 2005	September 30 2004
Net income	$18,576,000	$15,191,000
Foreign currency translation losses	(1,964,000)	(1,698,000)
Gains on derivatives qualifying as hedges	—	261,000

Comprehensive income	$16,612,000	$13,754,000

NOTE H – RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses during the three-month periods ended September 30:

	2005	2004
Wallingford, Connecticut facility changes	$116,000	$1,812,000
Acquisition-related integration expenses and other costs	973,000	323,000

TOTAL	$1,089,000	$2,135,000

Wallingford, Connecticut Facility Changes—On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. The relocation allowed the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, enabled the Wallingford facility to concentrate on new product research and development, and improved the overall efficiency of the Company. Approximately 60 employees were involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions. The costs reflected in the table above for Wallingford, Connecticut facility changes relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related liabilities related to the Wallingford, Connecticut facility changes, including the payments made against the obligations during the three-month period ended September 30, 2005 and the remaining obligations as of September 30, 2005. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford, Connecticut facility changes that are recorded to restructuring and acquisition-related expenses as they are incurred.

Three-Month Period Ended September 30, 2005	Accrued Employee Costs	Accrued Facility Costs
Balance at July 1, 2005	$1,929,000	$790,000
Restructuring and acquisition-related expenses	—	—
Cash Payments	(416,000)	(63,000)

Balance at September 30, 2005	$1,513,000	$727,000

Substantially all of the accrued obligations are expected to be paid by December 31, 2005, except for the idle facility costs that will be paid over the remaining term of the lease.

Acquisition-Related Integration Expenses—As more fully described in Note L to these consolidated financial statements, the Company has recently completed several business acquisitions. The Company’s acquisition strategy includes the centralization and harmonization of business processes which often results in the elimination of redundancies, centralization of corporate services functions, and the implementation of standardized processes across several business functions, including information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the consolidated statement of operations.

NOTE I – ACQUISITIONS

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of sleep and home respiratory and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendments described below). As of September 30, 2005 and June 30, 2005, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $2,096,000 and $2,079,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of September 30, 2005 and June 30, 2005, $8,044,000 and $6,743,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

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

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. As of September 30, 2005, the Company accrued (on a cumulative basis since the acquisition date) $3,053,000 for milestones achieved during the period (of which $3,030,000 was paid as of September 30, 2005). These additional payments are recorded as costs of the acquisition at which time they become payable. On October 27, 2005, the Company agreed to advance $1,500,000 to SpectRx, Inc. This payment constituted a final payment in full settlement of the purchase price, bringing the total additional payments to $4,530,000 since the acquisition date (versus the $7,250,000 limit). The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (“WBT”), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited ,now known as “Respironics (Ireland) Limited”, for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2005 (as amended), of which $2,000,000 was paid as of September 30, 2005 as a result of the successful achievement of performance milestones. These additional future payments are recorded as costs of the acquisition at which time they become payable.

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

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile Therapeutics plc (now known as Respironics, Ltd. and referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,309,000 British Pounds (or approximately $43,524,000 net of $4,675,000 of cash acquired in the transaction), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,104,000
Prepaid expenses and other current assets	1,568,000
Property, plant and equipment	1,554,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	37,833,000

Total assets acquired	$59,973,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,141,000
Other non-current liabilities	2,633,000

Net assets acquired	$48,199,000

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

Mini Mitter—On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (“Mini-Mitter”). The base cash purchase price (including $500,000 scheduled to be paid after a three-year retention period) approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance though March 31, 2007. These additional future payments would be recorded as costs of the acquisition at the time they become payable. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2005.

NOTE J – SALE OF INVESTMENT

On July 21, 2005, Centene Corporation (“Centene”) acquired AirLogix, Inc. (“AirLogix”) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix.

In connection with the sale of AirLogix, the Company has received $5,488,000 as of September 30, 2005, and total proceeds may exceed $7,000,000. The Company recorded a pre-tax gain of $4,398,000 during the three-month period ended September 30, 2005 as a result of the sale.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FASB No. 154 changes the requirements for the accounting and reporting of a change in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. FASB No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB No. 154 is effective for accounting changes made in fiscal years beginning in the Company’s fiscal year 2007 first quarter; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company is not currently aware of any accounting changes to which FASB No. 154 would apply, but will continue to evaluate FASB No. 154 through its effective date.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB 123(R),” in order to provide guidance in the determination of the grant date for an award as defined in FASB 123(R). Assuming all other criteria in the grant date definition are met, the FSP stipulates that a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of FASB 123(R).

* * * * * * * * * *

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the SEC, external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales and acceptance of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements and enforcement actions; future results from acquisitions; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States (including potential future effects of the change in sovereignty of Hong Kong); the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems; foreign currency fluctuations; expiration of intellectual property rights; customer consolidation and concentration; increasing price competition and other competitive factors in the sale of products; interest rate fluctuations; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended September 30		Percent Increase (Decrease)
	2005	2004
Net sales	$240,222,311	$199,436,604	20%
Cost of goods sold	107,543,034	92,061,822	17%

	132,679,277	107,374,782	24%
General and administrative expenses (excluding acquisition earn-out expenses)	40,250,999	30,288,375	33%
Acquisition earn-out expenses	1,300,239	675,000	93%
Sales, marketing and commission expenses	50,505,971	40,908,032	23%
Research and development expenses	14,069,650	9,398,830	50%
Contribution to foundation	1,500,000	—	—
Restructuring and acquisition-related expenses	1,089,033	2,135,165	(49%)
Other (income) expense, net	(5,937,255)	(142,993)	4,052%

	102,778,637	83,262,409

INCOME BEFORE INCOME TAXES	29,900,640	24,112,373	24%
Income taxes	11,324,234	8,921,578	27%

NET INCOME	$18,576,406	$15,190,795	22%

Diluted earnings per share	$0.25	$0.21	20%

Diluted shares outstanding	73,341,234	71,818,996

Net Sales—Net sales for the three-month period ended September 30, 2005 were $240,222,000; representing a 20% increase over the net sales of $199,437,000 recorded for the three-month period ended September 30, 2004. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended September 30				Dollar Increase	Percent Increase
	2005		2004
Domestic Sleep and Home Respiratory Products	$123,604,000	51%	$105,287,000	53%	$18,317,000	17%
Domestic Hospital Products	42,404,000	18%	32,307,000	16%	10,097,000	31%
International Products	74,214,000	31%	61,843,000	31%	12,371,000	20%

Total	$240,222,000	100%	$199,437,000	100%	$40,785,000	20%

The Company’s core growth drivers—devices for the diagnosis and treatment of obstructive sleep apnea (“OSA”), total ventilation solutions aimed at the range of ventilator-dependent patients, international expansion, and Children’s Medical Ventures—as well as other emerging product lines, including Respiratory Drug Delivery—led the Company’s year-over-year growth during the three-month period ended September 30, 2005. Overall, acquired revenues represented less than 1% of revenues during the three-month period ended September 30, 2005. The Company changed the reporting classification of certain product revenues in conjunction with changes in the way the product lines are currently managed within the Sleep and Home Respiratory, Hospital, and International product categories. These changes are reflected in the table above and the following discussion for all periods presented.

The Company’s domestic Sleep and Home Respiratory revenue gains during the three-month period ended September 30, 2005 were led by year-over-year increases of $17,399,000 (20%), in its domestic OSA (consisting of sleep therapy and sleep diagnostics products). The Company’s growth in OSA was achieved through the success of recent product introductions and the Company’s overall product breadth in OSA therapy, continued acceptance and recognition of C-Flex™ technology among patients and providers, strong sales channels with sleep labs, thought leaders, and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% - 20%). Domestic Home Respiratory product sales declined by $1,037,000 during the three-month period ended September 30, 2005, primarily due to lower sales of home oxygen therapy products as the Company continues to be selective in pursuing business based on pricing and profitability.

Sales of domestic Hospital products during the three-month period ended September 30, 2005 increased by $10,097,000 (31%). Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) posted domestic year-over-year revenue gains totaling $4,802,000 (30%). These results were led by increased ventilation sales, specifically the Esprit® critical care ventilator and the Vision® non-invasive ventilator. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) increased by $3,342,000 (77%) from the prior year. These increases were largely driven by the success of the Company’s proprietary Adaptive Aerosol Delivery® system. Domestic Children’s Medical Venture product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $1,953,000 (17%) during the three-month period ended September 30, 2005.

The Company’s international growth during the three-month period ended September 30, 2005 included increased sales of both sleep and home respiratory and hospital products. The most significant increases were driven by Sleep and Home Respiratory products, specifically OSA (which increased by $5,030,000, or 18%) and home respiratory products (which increased by $4,989,000, or 31%). International Hospital product sales increased by $2,605,000, or 15% versus the prior year; the increase was driven primarily by higher ventilation therapy product sales. The primary geographic locations experiencing these revenue increases were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs. Changes in foreign currency exchange rates reduced revenues by $129,000 during the three-month period ended September 30, 2005 (less than 1% of net sales) compared to the prior year period.

Gross Profit—The Company’s gross profit was 55% and 54% of net sales for the three-month periods ended September 30, 2005 and 2004, respectively. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between domestic and international sales and product groups), and material cost reductions, achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $40,251,000 (17% of net sales) for the three-month period ended September 30, 2005, compared to $30,288,000 (15% of net sales) for the three-month period ended September 30, 2004. The dollar increase for the three-month period ended September 30, 2005 was due primarily to stock-based compensation expenses as a result of the adoption of FASB 123(R); additions to the allowance for doubtful accounts due to customers effected by the recent Gulf Coast hurricanes; higher employee compensation consistent with the growth of the Company’s business and the financial performance achieved during the period; and general and administrative expenses at acquired companies.

Acquisition Earn-out Expenses—During the three-month periods ended September 30, 2005 and 2004, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $1,300,000 and $675,000 (less than 1% of net sales in both periods), respectively. See Note I to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $50,506,000 (21% of net sales) for the three-month period ended September 30, 2005, compared to $40,908,000 (21% of net sales) for the three-month period ended September 30, 2004. The dollar increases were driven by stock-based compensation expenses as a result of the adoption of FASB 123(R); higher variable sales force compensation, consistent with the increase in sales levels from the prior year period; the Company’s continued investments in sales and marketing programs and sales force, especially in international markets; and sales, marketing, and commission expenses at acquired companies.

Research and Development Expenses—Research and development expenses were $14,070,000 (6% of net sales) for the three-month period ended September 30, 2005, compared to $9,399,000 (5% of net sales) for the three-month period ended September 30, 2004. The increase was due to the Company’s continuing commitment to research, development and new product introductions. During the three-month period ended September 30, 2005, the Company accelerated approximately $1,800,000 of research and development activities, including certain clinical studies. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the three-month period ended September 30, 2005, the Company made a $1,500,000 contribution to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Foundation was formed for scientific, educational, and charitable purposes and will be used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month period ended September 30, 2005, the Company incurred restructuring and acquisition-related expenses of $1,089,000 related primarily to the integration of acquired companies (Profile and Mini-Mitter) and other costs. During the three-month period ended September 30, 2004, the Company incurred restructuring and acquisition-related expenses of $2,135,000 related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility and the integration of acquired companies. See Note H to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(5,937,000) for the three-month period ended September 30, 2005, compared to $(143,000) for the three-month period ended September 30, 2004. Other income in the current quarter is primarily comprised of a one-time gain of $(4,398,000) from the sale of a minority equity investment in AirLogix that is more fully described in Note J to the consolidated financial statements. Other (income) expense, net in all periods presented is also comprised of net interest income and realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note E to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the three-month period ended September 30, 2005 compared to 37% for the three-month period ended September 30, 2004. The higher effective income tax rate is driven by the Company’s implementation of FASB 123(R) on July 1, 2005, which added 1% to the effective income tax rate due to the way tax benefits from incentive stock option exercises are accounted for under the new standard.

Net Income—As a result of the factors described above, the Company’s net income was $18,576,000 (8% of net sales) or $0.25 per diluted share for the three-month period ended September 30, 2005, compared to net income of $15,191,000 (8% of net sales) or $0.21 per diluted share for the three-month period ended September 30, 2004. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $2,775,000 on a pre-tax basis, or $0.03 per diluted share after tax in the three-month period ended September 30, 2005. The improved earnings for the first quarter are primarily the result of sales and operating margin increases versus the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $363,795,000 at September 30, 2005 and $334,997,000 at June 30, 2005. Net cash provided by operating activities for the three-month period ended September 30, 2005 was $11,109,000, compared to $17,308,000 for the three-month period ended September 30, 2004. The decrease in cash provided by operating activities was primarily due to the following factors: (1) as a result of the Company’s adoption of FASB 123(R) on July 1, 2005, $2,780,000 of excess tax benefits from stock option exercises are reported as a reduction to operating cash flows, with an offsetting increase to cash flows from financing activities; (2) included in net income is the $4,398,000 gain on sale of the AirLogix investment that is subtracted from operating cash flows. The proceeds from this sale are included as positive cash flows from investing activities; and (3) timing of working capital items, including smaller reductions in accounts receivable compared to the prior year.

Net cash used by investing activities was $5,814,000 and $57,323,000 for the three-month periods ended September 30, 2005 and 2004, respectively. During the three-month period ended September 30, 2005, the Company received $5,488,000 of proceeds from the sale of its minority equity investment in AirLogix. Additionally, the Company paid $2,197,000 of additional purchase price payments for previously acquired businesses. During the three-month period ended September 30, 2004, the Company paid $42,514,000 to acquire Profile, net of cash acquired in the transaction, and $1,369,000 of additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note I to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($9,105,000 and $13,440,000 during the three-month periods ended September 30, 2005 and 2004, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. The funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $15,066,000 during the three-month period ended September 30, 2005 consists of $6,020,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $6,266,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations, and $2,780,000 of excess tax benefits from stock option exercises. During the three-month period ended September 30, 2004, cash provided by financing activities of $4,077,000 consists of $3,434,000 of proceeds from the issuance of common stock under the Company’s stock option plans and $643,000 of proceeds from equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,596,000 at September 30, 2005, with certain provisions allowing for further expansion of the credit facility), and its accumulated cash and cash equivalents—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, non-cancelable operating leases, and amounts payable to selling parties of previously acquired businesses. The composition and nature of these obligations and commitments have not changed materially since June 30, 2005.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (“LIBOR”). As of September 30, 2005, no borrowings are outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of September 30, 2005:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$7,989,000	$6,757,000	$1,232,000	$—	$—
Capital Lease Obligations	43,790,000	15,098,000	23,282,000	5,410,000	—
Operating Leases	30,666,000	7,794,000	10,778,000	7,692,000	4,402,000
Amounts payable to selling parties of previously acquired businesses	14,223,000	9,153,000	5,070,000	—	—

Total Contractual Obligations	$96,668,000	$38,802,000	$40,362,000	$13,102,000	$4,402,000

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,404,000	$1,404,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, Caradyne, and Mini-Mitter for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of September 30, 2005 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note I to the consolidated financial statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $17,665,000 at September 30, 2005 as compared to $16,087,000 at June 30, 2005. The estimated fair value of the Company’s contingent recourse guarantee is $1,600,000 and $1,765,000 as of September 30, 2005 and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month period ended September 30, 2005 and 8% for the three-month period ended September 30, 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the acquisition of Novametrix Medical Systems Inc. in April, 2002) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at September 30, 2005 and June 30, 2005, the Company has included $748,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities. Effective March 31, 2003, the Company entered into an agreement with the third party financing company that is counter-party to these receivables. The terms of the agreement placed a cap on the Company’s recourse obligation at $1,049,000. The third party financing company can exercise its rights under this recourse provision and require the Company to repurchase accounts receivables up to the cap amount.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. Except for the Company’s adoption of FAS 123(R) on July 1, 2005, there has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

With the adoption of FASB 123(R), the Company is required to record the fair value of stock-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company’s expected stock-price volatility assumption is based on both current and historical implied volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the three-month period ended September 30, 2005, the Company used a weighted-average expected stock-price volatility of 23.9% based upon the calculated volatility at the time of issuance.

The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three-month period ended September 30, 2005, the Company used a weighted-average expected option life assumption of 3.39 years.

The Company believes the above critical estimates are based on outcomes that are reasonably likely to occur. However, if the expected option life of grants made during the three-month period ended September 30, 2005 was to increase by one year and simultaneously the expected volatility was to increase by 100 basis points, recognized compensation expenses would have increased by approximately $88,000 for the three-month period ended September 30, 2005 and unrecognized compensation expense would have increased by $2,235,000 as of September 30, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange rates.

Interest Rates—Interest rates have not had a significant effect on the Company’s business during the periods discussed. All of the Company’s long-term obligations are subject to fixed interest rates, and the Company has no interest rate hedging agreements.

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Swiss Franc, the Hong Kong Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen and British Pounds. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note E to the consolidated financial statements for additional information about the Company’s foreign currency hedging activities.

For the three-month period ended September 30, 2005, sales denominated in currencies other than the U.S. Dollar totaled $44,537,000, or approximately 19% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $4,049,000 for the three-month period ended September 30, 2005. The Company has a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts that are in place to mitigate the impact that an adverse change of 10% in exchange rates would have on its net income. Foreign currency losses included in the determination of the Company’s net income, including the impact of designated cash flow hedges, were $375,000 for the three-month period ended September 30, 2005.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART 2 OTHER INFORMATION

Item 1:	Legal Proceedings.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition, or cash flows.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3:	Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 5:	Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6:	Exhibits.

Exhibit 10.48	Respironics, Inc. 2005 Supplemental Executive Retirement Plan dated January 1, 2005, filed as Exhibit 10.48 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit 10.49	Respironics, Inc. Respironics, Inc. 2005 Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: November 9, 2005	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer