Form 10-Q
period 2005-12-31
RESPIRONICS INC
filed 2006-02-09
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2006, there were 79,488,430 shares of Common Stock of the registrant outstanding, of which 6,990,315 were held in treasury.

INDEX

RESPIRONICS, INC.

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 9, 2006

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) December 31 2005	June 30 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$250,303,943	$234,632,280
Trade accounts receivable	174,378,593	153,479,117
Inventories	102,691,192	96,314,972
Prepaid expenses and other current assets	18,866,006	11,930,547
Deferred income tax benefits	41,228,981	39,767,465

TOTAL CURRENT ASSETS	587,468,715	536,124,381
PROPERTY, PLANT AND EQUIPMENT
Land	4,367,855	4,387,557
Buildings	24,427,197	23,088,982
Production and office equipment	288,794,890	279,156,393
Leasehold improvements	10,019,923	9,386,856

	327,609,865	316,019,788
Less allowances for depreciation and amortization	201,002,525	188,643,863

	126,607,340	127,375,925
OTHER ASSETS	51,539,055	48,318,790
GOODWILL	173,907,722	166,627,295

TOTAL ASSETS	$939,522,832	$878,446,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,277,319	$57,474,169
Accrued expenses and other current liabilities	123,597,772	123,136,829
Current portion of long-term obligations	16,284,691	17,411,475

TOTAL CURRENT LIABILITIES	202,159,782	198,022,473
LONG-TERM OBLIGATIONS	28,322,454	29,240,901
OTHER NON-CURRENT LIABILITIES	22,590,577	23,537,406
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 79,285,882 shares at December 31, 2005 and 78,689,442 shares at June 30, 2005; outstanding 72,295,567 shares at December 31, 2005 and 71,698,913 shares at June 30, 2005	792,859	786,894
Additional capital	299,339,998	278,764,548
Accumulated other comprehensive loss	(9,280,455)	(4,873,567)
Retained earnings	437,036,966	394,407,777
Treasury stock	(41,439,349)	(41,440,041)

TOTAL SHAREHOLDERS’ EQUITY	686,450,019	627,645,611

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$939,522,832	$878,446,391

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended December 31		Six-month periods ended December 31
	2005	2004	2005	2004
Net sales	$257,901,418	$225,929,127	$498,123,729	$425,365,731
Cost of goods sold	115,169,252	103,151,583	222,712,286	195,213,405

	142,732,166	122,777,544	275,411,443	230,152,326
General and administrative expenses (excluding acquisition earn-out expenses)	39,556,803	34,808,895	79,807,802	65,097,270
Acquisition earn-out expenses	752,290	876,686	2,052,529	1,551,686
Sales, marketing and commission expenses	50,687,026	41,966,518	101,192,997	82,874,550
Research and development expenses	12,962,179	10,991,169	27,031,829	20,389,999
Contribution to foundation	—	1,500,000	1,500,000	1,500,000
Restructuring and acquisition-related expenses	224,133	2,290,312	1,313,166	4,425,477
Other (income) expense, net	(76,649)	(1,690,677)	(6,013,904)	(1,833,670)

	104,105,782	90,742,903	206,884,419	174,005,312

INCOME BEFORE INCOME TAXES	38,626,384	32,034,641	68,527,024	56,147,014
Income taxes	14,573,601	11,965,112	25,897,835	20,886,690

NET INCOME	$24,052,783	$20,069,529	$42,629,189	$35,260,324

Basic earnings per share	$0.33	$0.28	$0.59	$0.50

Basic shares outstanding	72,160,067	70,582,744	72,014,449	70,366,090
Diluted earnings per share	$0.33	$0.28	$0.58	$0.49

Diluted shares outstanding	73,540,297	71,984,940	73,452,853	71,901,968

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Six-month periods ended December 31
	2005	2004
OPERATING ACTIVITIES
Net income	$42,629,189	$35,260,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,005,348	22,352,129
Stock-based compensation	5,878,551	—
Excess tax benefits from share-based payment arrangements	(4,571,520)	1,741,434
Gain on sale of investment	(4,398,274)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,899,477)	(6,349,345)
Inventories	(6,376,220)	(3,435,249)
Other operating assets and liabilities	(2,385,120)	1,612,513

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,882,477	51,181,806
INVESTING ACTIVITIES
Proceeds from sale of investment	5,488,097	—
Purchase of property, plant and equipment	(24,867,180)	(30,926,024)
Acquisition of businesses, net of cash acquired	(9,068,398)	(47,414,750)
Additional purchase price for previously acquired businesses	(3,696,866)	(1,956,769)

NET CASH USED BY INVESTING ACTIVITIES	(32,144,347)	(80,297,543)
FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	4,571,520	—
Net increase in borrowings	1,229,977	4,324,822
Issuance of common stock	10,132,036	10,563,860

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,933,533	14,888,682

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,671,663	(14,227,055)
Cash and cash equivalents at beginning of period	234,632,280	192,445,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250,303,943	$178,218,811

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The amounts and information as of June 30, 2005 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

Certain amounts in the June 30, 2005 financial statements were reclassified to conform with the presentation in the current period.

NOTE B – STOCK OPTION AND PURCHASE PLANS

At December 31, 2005, the Company has two active employee stock option plans, the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and one employee stock purchase plan. The 2000 Incentive Stock Option Plan and the employee stock purchase plan are described more fully in Note M in the Company’s June 30, 2005 consolidated financial statements. The 2000 Stock Incentive Plan provides for the issuance of up to 3,276,000 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of December 31, 2005, 443,000 shares were reserved and available to be granted pursuant to the 2000 Incentive Stock Option Plan. The 2006 Stock Incentive Plan was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of December 31, 2005, no shares have been granted from the 2006 Stock Incentive Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (Revised 2004)—”Share-Based Payment” (“FASB 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”). FASB 123(R) replaces FASB 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). FASB 123(R) requires that all stock-based compensation be recognized as expenses in the financial statements and that such expenses are measured at the fair value of the award.

The Company adopted FASB 123(R) on July 1, 2005 using the modified prospective method, which resulted in the recognition of stock compensation expenses in the consolidated statement of operations during the three-

month and six-month periods ended December 31, 2005. Under the modified prospective method, prior period financial statements have not been restated, and the stock-based compensation expenses recorded in the consolidated statement of operations after adoption of FAS 123(R) includes both new share-based awards and the remaining service period of awards that had been included in pro forma disclosures in prior periods. Stock-based compensation expenses in the three-month and six-month periods ended December 31, 2005 was $3,105,000 ($2,208,000 after tax, or $0.03 per share) and $5,879,000 ($4,217,000 after tax, or $0.06 per share). For the three-month period ended December 31, 2005 stock-based compensation expense is comprised of $2,914,000 attributable to stock options and $192,000 is attributable to the employee stock purchase plan. For the six-month period ended December 31, 2005, stock-based compensation expense is comprised of $5,521,000 attributable to stock options and $357,000 attributable to the employee stock purchase plan. As of December 31, 2005, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $25,670,000, which will be recognized over a weighted-average period of 2.06 years.

FASB 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the six-month period ended December 31, 2005, the adoption of FASB 123(R) resulted in cash flows provided by financing activities of $4,572,000, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the six-month period ended December 31, 2005:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	5,186,000	$20.31
Granted at fair value	1,683,000	38.96
Exercised	(605,000)	16.93
Cancelled	(135,000)	22.23

Outstanding at December 31, 2005	6,129,000	$25.72	$11.87	7.94

Exercisable at December 31, 2005	2,092,000	$17.30	$19.77	3.17

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options may not exceed ten years from the date of grant. Stock options granted to employees become exercisable ratably over four years (25% per year) from the date of grant. Stock options granted to non-employee directors become exercisable over three years from the date of grant (25% after one year from the date of grant, an additional 25% after two years, and the remaining 50% after three years). The Company attributes stock-based compensation expenses to the consolidated statement of operations using the straight-line method over the applicable vesting periods.

The weighted-average grant date fair value of stock options granted during the six-month periods ended December 31, 2005 and 2004 was $9.42 and $9.05 per share, respectively. The total intrinsic value of stock options exercised during the six-month periods ended December 31, 2005 and 2004 was $13,052,000 and $12,074,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six-Month Periods Ended December 31
	2005	2004
Weighted-average expected stock-price volatility	24.6%	32.4%
Weighted-average expected option life	3.5 years	4.8 years
Average risk-free interest rate	4.0%	3.4%
Average dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the three-year or five-year U.S. treasury security rate in effect as of the grant date. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected life of the stock options is determined using historical data adjusted for the estimated exercise dates of unexercised options. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

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

	Three-month Period Ended December 31, 2004	Six-month Period Ended December 31, 2004
Net income, as reported	$20,070,000	$35,260,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,032,000)	(3,937,000)

Pro forma net income	$18,038,000	$31,323,000

Earnings per share:
Basic-as reported	$0.28	$0.50

Basic-pro forma	$0.26	$0.45

Diluted-as reported	$0.28	$0.49

Diluted-pro forma	$0.26	$0.44

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $14,927,000 as of December 31, 2005 and $14,856,000 as of June 30, 2005.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	December 31, 2005	June 30, 2005
Raw materials	$32,426,000	$31,611,000
Work-in-process	8,550,000	10,584,000
Finished goods	61,715,000	54,120,000

	$102,691,000	$96,315,000

NOTE E – GOODWILL

The Company performed its annual impairment test as of December 31, 2005 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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

As of December 31, 2005, the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen and Euros. These foreign currency option and forward contracts have notional amounts of approximately $9,245,000 ($5,090,000 for the Japanese Yen and $4,155,000 for the Euro) as of December 31, 2005 and mature at various dates through March 31, 2006. As of December 31, 2005, foreign currency contracts with a fair value of ($1,000) are recorded with accrued expenses and other current liabilities. As of June 30, 2005, foreign currency contracts with a fair value of $553,000 are recorded with prepaid expenses and other current assets.

The Company enters into foreign currency contracts to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the portion of the forecasted transactions that is not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in foreign currencies. Hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month and six-month periods ended December 31, 2005 and 2004.

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

For the three-month and six-month periods ended December 31, 2005, the Company recognized net (gains) related to designated cash flow hedges in the amount of ($80,000) and ($113,000). For the three-month and six-month periods ended December 31, 2004, the Company recognized net losses related to designated cash flow hedges in the amount of $698,000 and $613,000, respectively. These amounts are classified with other (income) expense, net in the consolidated statements of operations. During the three-month and six-month periods ended December 31, 2005 and 2004, the derivative gains were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statements of operations.

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the company’s patents are invalid. Discovery has concluded and trial on liability issues has been scheduled for May 2006.

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

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $20,813,000 at December 31, 2005 as compared to $16,087,000 at June 30, 2005. The estimated fair value of the Company’s contingent recourse guarantee is $2,184,000 and $1,765,000 as of December 31, 2005, and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2005, compared to 7% during the three-month and six-month periods ended December 31, 2004. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the acquisition of Novametrix Medical Systems Inc. in April, 2002) does not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2005 and June 30, 2005, the Company has included $748,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the six-month period ended December 31, 2005 are as follows:

Product Warranties
Balance as of June 30, 2005	$12,753,000
Warranty accruals during the period	5,085,000
Service costs incurred during the period	(4,423,000)

Balance at December 31, 2005	$13,415,000

Deferred Service Revenues
Balance as of June 30, 2005	$6,657,000
Revenues deferred during the period	1,751,000
Amounts recorded as revenue during the period	(1,413,000)

Balance at December 31, 2005	$6,995,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE H – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31 2005	December 31 2004	December 31 2005	December 31 2004
Net income	$24,053,000	$20,070,000	$42,629,000	$35,260,000
Foreign currency translation (losses) gains	(2,442,000)	3,445,000	(4,407,000)	1,747,000
Derivatives qualifying as hedges (losses)	—	(930,000)	—	(669,000)

Comprehensive income	$21,611,000	$22,585,000	$38,222,000	$36,338,000

NOTE I – RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses:

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31 2005	December 31 2004	December 31 2005	December 31 2004
Wallingford, Connecticut facility charges	$(26,000)	$1,607,000	$90,000	$3,419,000
Acquisition-related integration expenses and other costs	250,000	683,000	1,223,000	1,006,000

TOTAL	$224,000	$2,290,000	$1,313,000	$4,425,000

Wallingford, Connecticut Facility Charges—On April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. The relocation allowed the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, enabled the Wallingford facility to concentrate on new product research and development, and improved the overall efficiency of the Company. Approximately 60 employees were involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions. The costs reflected in the table above for Wallingford, Connecticut facility changes relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related liabilities related to the Wallingford, Connecticut facility changes, including the payments made against the obligations during the six-month period ended December 31, 2005 and the remaining obligations as of December 31, 2005. This table only includes employee and facility rent obligations, and does not include expenses directly related to the Wallingford, Connecticut facility changes that are recorded to restructuring and acquisition-related expenses as they are incurred.

Six-Month Period Ended December 31, 2005	Accrued Employee Costs	Accrued Facility Costs
Balance at July 1, 2005	$1,929,000	$790,000
Restructuring and acquisition-related expenses	—	—
Cash Payments	(695,000)	(126,000)

Balance at December 31, 2005	$1,234,000	$664,000

Substantially all of the accrued obligations are expected to be finalized during the fiscal year ended June 30, 2006, except for the idle facility costs that will be paid over the remaining term of the lease.

Acquisition-Related Integration Expenses—As more fully described in Note J to these consolidated financial statements, the Company has recently completed several business acquisitions. In certain cases, the Company’s acquisition strategy includes the centralization and harmonization of business processes which often results in the elimination of redundancies, centralization of corporate services functions, and the implementation of standardized processes across several business functions, including information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the consolidated statement of operations.

NOTE J – ACQUISITIONS

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of sleep and home respiratory and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendments described below). As of December 31, 2005 and June 30, 2005, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $1,397,000 and $2,079,000, respectively, is accounted for as a financing of the Company’s purchase of the minority interest and is classified with other non-current liabilities in the consolidated balance sheets. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of December 31, 2005 and June 30, 2005, $4,512,000 and $6,743,000, respectively, is accrued in the consolidated balance sheets and classified with other non-current liabilities pertaining to this obligation. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

At various times since May 2002, the Company and the 40% shareholder of Fuji entered into amendments to the stock purchase agreement noted above, whereby the Company acquired 20% of the outstanding shares of Fuji for $5,090,000 on October 29, 2003, an additional 5% of the outstanding shares of Fuji for $3,560,000 on December 29, 2004, and an additional 5% on December 31, 2005 for $5,000,000. The Company will acquire the remaining 10% of the outstanding shares of Fuji on December 31, 2006 for an amount that is determined based on the operating performance of Fuji. A portion of the October 29, 2003, December 29, 2004, and December 31, 2005 payments will result in a direct reduction to the additional payment due on December 31, 2006 (in comparison to the amounts that would have become due on December 31, 2006 under the original acquisition agreement). The Company does not expect the total of the payments due under the amended purchase agreement to be materially different than the total of those payments under the original purchase agreement described previously, including the total of the fixed-price forward contract and the additional payments based on the operating performance of Fuji.

BiliChek—On March 6, 2003, the Company acquired certain assets related to the BiliChek Non-invasive Bilirubin Analyzer product line from SpectRx, Inc. for a base purchase price of $4,000,000 and up to $7,250,000 of additional future payments based on the achievement of various performance milestones following the acquisition through December 31, 2007. On October 27, 2005, the Company made a final earn-out payment totaling $1,500,000 to SpectRx, Inc. in full settlement of the purchase price, bringing the total additional payments to $4,530,000 since the acquisition date (versus the $7,250,000 limit). These additional payments have been recorded as costs of the acquisition at which time they became payable. The acquisition expands the Company’s involvement with the acquired product line from U.S. marketing and sales under a prior exclusive license agreement, to worldwide marketing and sales and also to the future development and manufacturing of the product. In connection with the acquisition and subsequent milestone payments, the Company recorded $4,370,000 of intangible assets, representing the fair market value of acquired product-related intellectual property and employee contracts. The weighted-average amortization period for these intangible assets is approximately 14 years.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (“WBT”), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited, now known as “Respironics (Ireland) Limited”, for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and up to $1,500,000 is scheduled to be paid at the end of a two-year retention period. The Company may also be required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through March 31, 2006 (as amended), of which $2,000,000 was paid as of December 31, 2005 as a result of the successful achievement of performance milestones. These additional future payments are recorded as costs of the acquisition at which time they become payable.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,104,000
Prepaid expenses and other current assets	1,844,000
Property, plant and equipment	1,554,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	37,557,000

Total assets acquired	$59,973,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,141,000
Other non-current liabilities	2,633,000

Net assets acquired	$48,199,000

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

Mini Mitter—On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (“Mini-Mitter”). The base cash purchase price (including $500,000 scheduled to be paid after a three-year retention period) approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance though March 31, 2007. These additional future payments will be recorded as costs of the acquisition at the time they become payable. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition did not materially impact the Company’s net sales or net income during the three-month or six-month periods ended December 31, 2005.

On October 6, 2005, Respironics, Inc. acquired an oxygen generation technology company. The Company believes that the acquired technology can be used as a basis for a cost effective oxygen generation device. The base cash purchase price totaled $8,000,000, with provisions for additional payments to be made based on the acquired company’s operating performance in future years.

NOTE K – SALE OF INVESTMENT

On July 21, 2005, Centene Corporation (“Centene”) acquired AirLogix, Inc. (“AirLogix”) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix. In connection with the sale of AirLogix, the Company has received $5,488,000 as of December 31, 2005, and total proceeds may exceed $7,000,000. The Company recorded a pre-tax gain of $4,398,000 during the six-month period ended December 31, 2005 as a result of the sale.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB 123(R),” to defer the requirement of FASB No. 123(R), “Share-Based Payment,” that a freestanding financial instrument originally subject to FASB No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to the Company’s employees and non-employee directors are all dependent on the recipient being an employee or non-employee director of the Company. Therefore, this FSP currently does not have an impact on our consolidated financial statements and the measurement of stock-based compensation in accordance with FASB No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB 123(R),” in order to provide guidance in the determination of the grant date for an award as defined in FASB 123(R). Assuming all other criteria in the grant date definition are met, the FSP stipulates that a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of FASB 123(R).

In November 2005, the FASB published FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. The FASB learned, subsequent to adoption of FASB No. 123(R), that a number of constituents did not have the information necessary to comply with the transition requirements of FASB No. 123(R), and has provided an elective alternative transition method in FSP No. FAS 123(R)-3. Entities can choose to follow either the transition guidance of FASB 123(R) or the alternative transition method described in FSP No. FAS 123(R)-3. The guidance in FSP No. FAS 123(R)-3 became effective upon publication. The Company has elected to adopt the alternative transition method, as permitted by FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to FASB 123(R) for those employee awards that were outstanding upon adoption of FASB 123(R). The alternative transition method allows the use of simplified methods to calculate the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FASB 123(R). FSP No. FASB 123(R)-3 also sets forth alternative methods to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the APIC pool and the consolidated condensed statements of cash flows.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to give guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other than temporary, and on measuring such impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 will apply to reporting periods beginning after December 15, 2005, although earlier application is permitted. This FSP will not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued FSP No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”, which requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under FASB 123(R), provided that: (1) the contingent event that permits or requires cash settlement is not considered probable of occurring, (2) the contingent event is not within the control of the employee, and (3) the award includes no other features that would require liability classification. The Company has applied the principles set forth in this FSP upon its adoption of FASB 123(R). The Company does not permit or require the cash settlement of options upon any contingent events. Therefore, this FSP currently does not have an impact on our consolidated financial statements and the measurement of stock-based compensation in accordance with FASB 123(R).

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended December 31		Percent Increase (Decrease)	Six Month periods ended December 31		Percent Increase (Decrease)
	2005	2004		2005	2004
Net sales	$257,901,418	$225,929,127	14%	$498,123,729	$425,365,731	17%
Cost of goods sold	115,169,252	103,151,583	12%	222,712,286	195,213,405	14%

	142,732,166	122,777,544	16%	275,411,443	230,152,326	20%
General and administrative expenses (excluding acquisition earn-out expenses)	39,556,803	34,808,895	14%	79,807,802	65,097,270	23%
Acquisition earn-out expenses	752,290	876,686	(14%)	2,052,529	1,551,686	32%
Sales, marketing and commission expenses	50,687,026	41,966,518	21%	101,192,997	82,874,550	22%
Research and development expenses	12,962,179	10,991,169	18%	27,031,829	20,389,999	33%
Contribution to foundation	—	1,500,000	—	1,500,000	1,500,000	0%
Restructuring and acquisition-related expenses	224,133	2,290,312	(90%)	1,313,166	4,425,477	(70%)
Other (income) expense, net	(76,649)	(1,690,677)	(95%)	(6,013,904)	(1,833,670)	228%

	104,105,782	90,742,903		206,884,419	174,005,312

INCOME BEFORE INCOME TAXES	38,626,384	32,034,641	21%	68,527,024	56,147,014	22%
Income taxes	14,573,601	11,965,112	22%	25,897,835	20,886,690	24%

NET INCOME	$24,052,783	$20,069,529	20%	$42,629,189	$35,260,324	21%

Diluted earnings per share	$0.33	$0.28	18%	$0.58	$0.49	18%

Diluted shares outstanding	73,540,297	71,984,940		73,452,853	71,901,968

Net Sales—Net sales for the three-month period ended December 31, 2005 were $257,901,000; representing a 14% increase over the net sales of $225,929,000 recorded for the three-month period ended December 31, 2004. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended December 31				Dollar Increase	Percent Increase
	2005		2004
Domestic Sleep and Home Respiratory Products	$127,653,000	50%	$110,632,000	49%	$17,021,000	15%
Domestic Hospital Products	49,237,000	19%	43,667,000	19%	5,570,000	13%
International Products	81,011,000	31%	71,630,000	32%	9,381,000	13%

Total	$257,901,000	100%	$225,929,000	100%	$31,972,000	14%

Net sales for the six-month period ended December 31, 2005 were $498,124,000, representing a 17% increase over the net sales of $425,366,000 recorded for the six-month period ended December 31, 2004. The Company’s sales growth during this six-month period is summarized as follows:

	Six-Month Periods Ended December 31				Dollar Increase	Percent Increase
	2005		2004
Domestic Sleep and Home Respiratory Products	$251,257,000	51%	$215,692,000	51%	$35,565,000	16%
Domestic Hospital Products	91,641,000	18%	75,908,000	18%	15,733,000	21%
International Products	155,226,000	31%	133,766,000	31%	21,460,000	16%

Total	$498,124,000	100%	$425,366,000	100%	$72,758,000	17%

The Company’s core growth drivers—devices for the diagnosis and treatment of obstructive sleep apnea (“OSA”), total ventilation solutions aimed at the range of ventilator-dependent patients, international expansion, and Children’s Medical Ventures—as well as other emerging product lines, including Respiratory Drug Delivery—led the Company’s year-over-year growth during the 2006 fiscal year. Overall, acquired revenues represented less than 1% of revenues during the three-month and six-month periods ended December 31, 2005. On July 1, 2005, the Company changed the reporting classification of certain product revenues in conjunction with changes in the way the product lines are currently managed within the Sleep and Home Respiratory, Hospital, and International product categories. These changes are reflected in the table above and the following discussion for all periods presented.

The Company’s domestic Sleep and Home Respiratory revenue gains during the three-month and six-month periods ended December 31, 2005 were led by year-over-year increases of $14,505,000 (16%) and $31,904,000 (18%) in its domestic OSA (consisting of sleep therapy and sleep diagnostics products). The Company’s growth in OSA was achieved through the success of recent product introductions and the Company’s overall product breadth in OSA therapy, continued acceptance and recognition of C-Flex™ technology among patients and providers, strong sales channels with sleep labs, thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% - 20%).

Sales of domestic Hospital products during the three-month and six-month periods ended December 31, 2005 increased by $5,570,000 (13%) and $15,733,000 (21%). Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $1,755,000 (8%) and $6,558,000 (10%), respectively, during the three-month and six-month periods ended December 31, 2005. These results were led by increased ventilation sales. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) increased by $3,432,000 (50%) and $6,774,000 (60%). These increases were largely driven by the success of the Company’s proprietary Adaptive Aerosol Delivery® system. Domestic Children’s Medical Venture product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $382,000 (3%) and $2,335,000 (9%), respectively, during the three-month and six-month periods ended December 31, 2005.

The Company’s international growth during the three-month and six-month periods ended December 31, 2005 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increases were driven by OSA, which increased by $6,665,000 (23%) and $11,275,000 (20%) during the three-month and six-month periods ended December 31, 2005, respectively. Home Respiratory products revenues were flat for the three-month period ended December 31, 2005, while they increased by $4,811,000 (13%) for the six-month period ended December 31, 2005. International Hospital product sales increased by $3,080,000 (16%) and $5,619,000 (15%) for the three-month and six-month periods ended December 31, 2005. The increase was driven primarily by higher ventilation therapy and respiratory drug delivery product sales. The Company’s international revenue growth was across various geographic regions, with Europe, the Far East / Asia Pacific, Canada, and Latin America all experiencing revenue increases. Changes in foreign currency exchange rates reduced revenues by $3,048,000 (1%) and $3,177,000 (less than 1%) during the three-month and six-month periods ended December 31, 2005 compared to the prior year period.

Gross Profit— The Company’s gross profit was 55% of net sales for the three-month and six-month periods ended December 31, 2005. The Company’s gross profit was 54% of net sales for the three-month and six-month periods ended December 31, 2004. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between domestic and international sales and product groups), and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $39,557,000 (15% of net sales) for the three-month period ended December 31, 2005, compared to $34,809,000 (15% of net sales) for the three-month period ended December 31, 2004. For the six-month period ended December 31, 2005, general and administrative expenses were $79,808,000 (16% of net sales) compared to $65,097,000 (15% of net sales) for the prior year six-month period. The dollar increases for the three-month and six-month periods ended December 31, 2005 were due primarily to stock-based compensation expenses as a result of the adoption of FASB 123(R); higher employee compensation consistent with the growth of the Company’s business and the financial performance achieved during the period; general and administrative expenses at acquired companies; and other expenses incurred consistent with the Company’s growth.

Acquisition Earn-out Expenses—During the three-month periods ended December 31, 2005 and 2004, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 acquisition of Fuji equal to $752,000 and $877,000 (less than 1% of net sales in both periods), respectively. For the six-month period ended December 31, 2005, acquisition earn-out expenses were $2,053,000 compared to $1,552,000 for the prior year six-month period (less than 1% of net sales in both periods). See Note J to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $50,687,000 (20% of net sales) for the three-month period ended December 31, 2005, compared to $41,967,000 (19% of net sales) for the three-month period ended December 31, 2004. For the six-month period ended December 31, 2005, sales, marketing and commission expenses were $101,193,000 (20% of net sales) compared to $82,875,000 (19% of net sales) for the prior year six-month period. The dollar increases were driven by stock-based compensation expenses as a result of the adoption of FASB 123(R); higher variable sales force compensation, consistent with the increase in sales levels from the prior year period; the Company’s continued investments in sales and marketing programs and sales force, especially in international markets; and sales, marketing, and commission expenses at acquired companies.

Research and Development Expenses—Research and development expenses were $12,962,000 (5% of net sales) for the three-month period ended December 31, 2005, compared to $10,991,000 (5% of net sales) for the three-month period ended December 31, 2004. For the six-month period ended December 31, 2005, research and development expenses were $27,032,000 (5% of net sales) compared to $20,390,000 (5% of net sales) for the prior year six-month period. The increase was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the three-month periods ended December 31, 2005 and 2004, the Company contributed zero and $1,500,000 to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). During both the six-month periods ended December 31, 2005 and 2004, the Company contributed $1,500,000 to the Foundation. The Foundation was formed for scientific, educational, and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month and six-month periods ended December 31, 2005, the Company incurred restructuring and acquisition-related expenses of $224,000 and $1,313,000 related primarily to the integration of acquired companies (Profile and Mini-Mitter) and other costs. During the three-month and six-month periods period ended December 31, 2004, the Company incurred restructuring and acquisition-related expenses of $2,290,000 and $4,425,000 related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility and the integration of acquired companies. See Note I to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(77,000) for the three-month period ended December 31, 2005, compared to $(1,691,000) for the three-month period ended December 31, 2004. Other

(income) expense, net was $(6,014,000) for the six-month period ended December 31, 2005, compared to $(1,834,000) for the six-month period ended December 31, 2004. Other income in the six-month period ended December 31, 2005 is primarily comprised of a one-time gain of $(4,398,000) from the sale of a minority equity investment in AirLogix that is more fully described in Note K to the consolidated financial statements. Other (income) expense, net in all periods presented is also comprised of net interest income and realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note F to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the three-month and six-month periods ended December 31, 2005 compared to 37% for the three-month and six-month periods ended December 31, 2004. The higher effective income tax rate is driven by the Company’s implementation of FASB 123(R) on July 1, 2005, which added 1% to the effective income tax rate due to the manner in which tax benefits from incentive stock option exercises are accounted for under the new standard.

Net Income—As a result of the factors described above, the Company’s net income was $24,053,000 (9% of net sales) or $0.33 per diluted share for the three-month period ended December 31, 2005, compared to net income of $20,070,000 (9% of net sales) or $0.28 per diluted share for the three-month period ended December 31, 2004. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $3,105,000 on a pre-tax basis, or $0.03 per diluted share after tax in the three-month period ended December 31, 2005. The Company’s net income was $42,629,000 (9% of net sales) or $0.58 per diluted share for the six-month period ended December 31, 2005, compared to net income of $35,260,000 (8% of net sales) or $0.49 per diluted share for the six-month period ended December 31, 2004. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $5,879,000 on a pre-tax basis, or $0.06 per diluted share after tax in the six-month period ended December 31, 2005.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $385,309,000 at December 31, 2005 and $338,102,000 at June 30, 2005. Net cash provided by operating activities for the six-month period ended December 31, 2005 was $31,882,000, compared to $51,182,000 for the six-month period ended December 31, 2004. The decrease in cash provided by operating activities was primarily due to the following factors: (1) as a result of the Company’s adoption of FASB 123(R) on July 1, 2005, $4,572,000 of excess tax benefits from stock option exercises are reported as a reduction to operating cash flows, with an offsetting increase to cash flows from financing activities; (2) included in net income is the $4,398,000 gain on sale of the AirLogix investment that is subtracted from operating cash flows. The proceeds from this sale which were used to fund operating activities are included as positive cash flows from investing activities; and (3) timing of working capital items, including higher increases in accounts receivable and inventory compared to the prior year.

Net cash used by investing activities was $32,144,000 and $80,298,000 for the six-month periods ended December 31, 2005 and 2004, respectively. During the six-month period ended December 31, 2005, the Company received $5,488,000 of proceeds from the sale of its minority equity investment in AirLogix. Additionally, the Company paid $3,697,000 of additional purchase price payments for previously acquired businesses, and $9,068,000 to acquire businesses, including the oxygen generation technology company described in note J to the consolidated financial statements. During the six-month period ended December 31, 2004, the Company paid $47,415,000 to acquire businesses, including Profile, and $1,957,000 of additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note J to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($24,867,000 and $30,926,000 during the six-month periods ended December 31, 2005 and 2004, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, intangible assets and the production of equipment leased to customers. Funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $15,934,000 during the six-month period ended December 31, 2005 consists of $10,132,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $1,230,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations, and $4,572,000 of excess tax benefits from stock option exercises. For the six-month period ended December 31, 2004, cash provided by financing activities of $14,889,000 consists of $10,564,000 of proceeds from the issuance of common stock under the Company’s stock option plans and $4,325,000 of proceeds from equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,614,000 at December 31, 2005, with certain provisions allowing for further expansion of the credit facility), and its accumulated cash and cash equivalents—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

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

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a margin over the London Interbank Offered Rate (“LIBOR”). As of December 31, 2005, no borrowings were outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of December 31, 2005:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$2,189,000	$974,000	$1,215,000	$—	$—
Capital Lease Obligations	42,417,000	15,310,000	22,321,000	4,786,000	—
Operating Leases	28,439,000	7,249,000	10,169,000	8,108,000	2,913,000
Amounts payable to selling parties of previously acquired businesses	9,576,000	6,621,000	2,955,000	—	—

Total Contractual Obligations	$82,621,000	$30,154,000	$36,660,000	$12,894,000	$2,913,000

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,386,000	$1,386,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, Caradyne, and Mini-

Mitter for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of December 31, 2005 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note J to the consolidated financial statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and therefore are not recorded on the Company’s financial statements. The total exposure for unpaid installment receivables meeting these criteria and not recorded on the Company’s financial statements was approximately $20,813,000 at December 31, 2005 as compared to $16,087,000 at June 30, 2005. The estimated fair value of the Company’s contingent recourse guarantee is $2,184,000 and $1,765,000 as of December 31, 2005 and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month and six-month period ended December 31, 2005 and 7% for the three-month and six-month periods ended December 31, 2004, of which a portion was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The remainder of these installment receivables (consisting of installment receivables acquired as part of the acquisition of Novametrix Medical Systems Inc. in April, 2002) do not meet the criteria of FASB No. 140 and therefore are recorded as collateralized borrowing arrangements. Accordingly, at December 31, 2005 and June 30, 2005, the Company has included $748,000 of receivables sold with recourse in prepaid expenses and other current assets, and has recorded offsetting amounts at those dates in accrued expenses and other current liabilities.

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

The Company’s expected stock-price volatility assumption is based on both current and historical implied volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the six-month period ended December 31, 2005, the Company used a weighted-average expected stock-price volatility of 24.6% based upon the calculated volatility at the time of issuance.

The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the six-month period ended December 31, 2005, the Company used a weighted-average expected option life assumption of 3.5 years.

The Company believes the above critical estimates are based on outcomes that are reasonably likely to occur. However, if the expected option life of grants made during the six-month period ended December 31, 2005 were to increase by one year and simultaneously the expected volatility was to increase by 100 basis points, recognized compensation expenses would have increased by approximately $887,000 and $975,000 for the three-month and six-month periods ended December 31, 2005 and unrecognized compensation expense would have increased by $4,030,000 as of December 31, 2005.

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

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Swiss Franc, the Hong Kong Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen and Euros. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note F to the consolidated financial statements for additional information about the Company’s foreign currency hedging activities.

For the six-month period ended December 31, 2005, sales denominated in currencies other than the U.S. Dollar totaled $87,749,000, or approximately 18% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $7,977,000 for the six-month period ended December 31, 2005. The Company has a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts that are in place to mitigate the impact that an adverse change of 10% in exchange rates would have on its net income. Foreign currency losses included in the determination of the Company’s net income, including the impact of designated cash flow hedges, were $1,073,000 for the six-month period ended December 31, 2005.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3:	Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Shareholders was held on November 15, 2005. The holders of 67,600,194 shares of the Company’s stock (approximately 92% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were: (i) the election of four persons to serve as directors for a three-year term expiring at the Annual Meeting of Shareholders in 2008; (ii) the ratification of the selection of Ernst & Young LLP as independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending June 30, 2006; and (iii) the adoption of the Respironics, Inc. 2006 Stock Incentive Plan. The results of voting were as follows:

(b)	J. Terry Dewberry, Donald H. Jones, James W. Liken, and John L. Miclot, the nominees of the Company’s Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2008. There were no other nominees.

Shares were voted as follows:

Name	For	Withhold Vote For
J. Terry Dewberry	65,006,310	2,593,884
Donald H. Jones	65,655,335	1,944,858
James W. Liken	65,370,940	2,229,254
John L. Miclot	65,371,574	2,228,620

(c)	The selection of Ernst & Young LLP as independent registered public accounting firm for the 2006 fiscal year was ratified: affirmative votes, 66,720,258; negative votes, 683,605; withheld votes, 196,330.
(d)	The adoption of the Company’s 2006 Stock Incentive Plan; affirmative votes, 50,767,917; negative votes, 8,613,454; withheld votes, 347,827.

Item 5:	Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6:	Exhibits.

Exhibit 4.7	Amendment No. 2 to Rights Agreement dated May 9, 2005, filed as Exhibit 10.50 this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: February 9, 2006	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer