Form 10-Q
period 2006-03-31
RESPIRONICS INC
filed 2006-05-05
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

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

As of April 30, 2006, there were 79,666,168 shares of Common Stock of the registrant outstanding, of which 6,990,769 were held in treasury.

INDEX

RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of March 31, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

May 5, 2006

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) March 31 2006	June 30 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265,196,843	$234,632,280
Trade accounts receivable	180,104,173	153,479,117
Inventories	117,321,163	96,314,972
Prepaid expenses and other current assets	17,297,845	11,930,547
Deferred income tax benefits	42,998,936	39,767,465

TOTAL CURRENT ASSETS	622,918,960	536,124,381
PROPERTY, PLANT AND EQUIPMENT
Land	4,368,567	4,387,557
Buildings	25,620,488	23,088,982
Production and office equipment	297,533,682	279,156,393
Leasehold improvements	10,263,782	9,386,856

	337,786,519	316,019,788
Less allowances for depreciation and amortization	207,267,516	188,643,863

	130,519,003	127,375,925
OTHER ASSETS	52,588,713	48,318,790
GOODWILL	173,118,016	166,627,295

TOTAL ASSETS	$979,144,692	$878,446,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$66,011,533	$57,474,169
Accrued expenses and other current liabilities	124,165,904	123,136,829
Current portion of long-term obligations	16,163,101	17,411,475

TOTAL CURRENT LIABILITIES	206,340,538	198,022,473
LONG-TERM OBLIGATIONS	27,848,741	29,240,901
OTHER NON-CURRENT LIABILITIES	17,510,631	23,537,406
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 79,658,882 shares at March 31, 2006 and 78,689,442 shares at June 30, 2005; outstanding 72,668,113 shares at March 31, 2006 and 71,698,913 shares at June 30, 2005	796,589	786,894
Additional capital	311,102,361	278,764,548
Accumulated other comprehensive loss	(7,914,187)	(4,873,567)
Retained earnings	464,899,368	394,407,777
Treasury stock	(41,439,349)	(41,440,041)

TOTAL SHAREHOLDERS’ EQUITY	727,444,782	627,645,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$979,144,692	$878,446,391

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended March 31		Nine-month periods ended March 31
	2006	2005	2006	2005
Net sales	$267,311,633	$236,488,112	$765,435,362	$661,853,843
Cost of goods sold	120,598,536	106,252,226	343,310,822	301,465,631

	146,713,097	130,235,886	422,124,540	360,388,212
General and administrative expenses (excluding acquisition earn-out expenses)	37,413,924	28,733,303	117,221,726	93,830,573
Acquisition earn-out expenses	665,193	1,116,019	2,717,722	2,667,705
Sales, marketing and commission expenses	50,234,020	47,948,185	151,427,017	130,822,735
Research and development expenses	14,598,585	11,493,556	41,630,414	31,883,555
Contribution to foundation	—	—	1,500,000	1,500,000
Restructuring and acquisition-related expenses	406,741	203,420	1,719,907	4,628,897
Other (income) expense, net	(1,192,908)	366,412	(7,206,812)	(1,467,258)

	102,125,555	89,860,895	309,009,974	263,866,207

INCOME BEFORE INCOME TAXES	44,587,542	40,374,991	113,114,566	96,522,005

Income taxes	16,725,139	15,965,412	42,622,974	36,852,102

NET INCOME	$27,862,403	$24,409,579	$70,491,592	$59,669,903

Basic earnings per share	$0.38	$0.34	$0.98	$0.84

Basic shares outstanding	72,541,140	71,274,694	72,190,012	70,668,958

Diluted earnings per share	$0.38	$0.34	$0.96	$0.83

Diluted shares outstanding	73,704,576	72,661,176	73,536,761	72,155,038

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Nine-month periods ended March 31
	2006	2005
OPERATING ACTIVITIES
Net income	$70,491,592	$59,669,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,781,399	35,117,466
Stock-based compensation	8,970,977	—
Excess tax benefits from share-based payment arrangements	(6,225,289)	2,959,124
Gain on sale of investment	(4,398,274)	—
Changes in operating assets and liabilities:
Accounts receivable	(29,413,919)	(4,722,948)
Inventories	(21,006,191)	(8,443,979)
Other operating assets and liabilities	1,734,218	16,347,376

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,934,513	100,926,942

INVESTING ACTIVITIES
Proceeds from sale of investment	5,488,097	—
Purchase of property, plant and equipment	(37,179,839)	(48,750,293)
Acquisition of businesses, intangible assets, and other investments	(16,056,713)	(49,722,370)
Additional purchase price for previously acquired businesses	(5,564,366)	(3,239,292)

NET CASH USED BY INVESTING ACTIVITIES	(53,312,821)	(101,711,955)

FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	6,225,289	—
Net increase in borrowings	565,648	8,564,413
Issuance of common stock	17,151,934	23,011,773

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,942,871	31,576,186

INCREASE IN CASH AND CASH EQUIVALENTS	30,564,563	30,791,173

Cash and cash equivalents at beginning of period	234,632,280	192,445,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,196,843	$223,237,039

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The amounts and information as of June 30, 2005 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

Certain amounts in the June 30, 2005 financial statements were reclassified to conform with the presentation in the current period.

NOTE B – STOCK OPTION AND PURCHASE PLANS

At March 31, 2006, the Company has two active employee stock option plans, the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and one employee stock purchase plan. The 2000 Stock Incentive Plan and the employee stock purchase plan are described more fully in Note M in the Company’s June 30, 2005 consolidated financial statements. The 2000 Stock Incentive Plan provides for the issuance of up to 3,276,000 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of March 31, 2006, 438,000 shares were reserved and available to be granted pursuant to the 2000 Stock Incentive Plan. The 2006 Stock Incentive Plan was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of March 31, 2006, no shares have been granted from the 2006 Stock Incentive Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

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

The Company adopted FASB 123(R) on July 1, 2005 using the modified prospective method, which resulted in the recognition of stock compensation expenses in the consolidated statement of operations during the three- month and nine-month periods ended March 31, 2006. Under the modified prospective method, prior period financial statements have not been restated, and the stock-based compensation expense recorded in the consolidated statement of operations after adoption of FAS 123(R) includes both share-based awards granted subsequent to the adoption of FASB 123(R) and the remaining service period of awards that had been included in pro forma disclosures prior to the adoption of FASB 123(R). Stock-based compensation expenses in the three-month and nine-month periods ended March 31, 2006 was $3,092,000 ($2,205,000 after tax, or $0.03 per share) and $8,971,000 ($6,422,000 after tax, or $0.09 per share). For the three-month period ended March 31, 2006 stock-based compensation expense is comprised of $2,856,000 attributable to stock options and $236,000 attributable to the employee stock purchase plan. For the nine-month period ended March 31, 2006, stock-based compensation expense is comprised of $8,377,000 attributable to stock options and $594,000 attributable to the employee stock purchase plan. As of March 31, 2006, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $23,362,000, which will be recognized over a weighted-average period of 1.87 years.

FASB 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the nine-month period ended March 31, 2006, the adoption of FASB 123(R) resulted in cash flows provided by financing activities of $6,225,000, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the nine-month period ended March 31, 2006:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2005	5,186,000	$20.31
Granted at fair value	1,688,000	38.95
Exercised	(840,000)	17.02
Cancelled	(262,000)	25.44

Outstanding at March 31, 2006	5,772,000	$26.01	$12.94	7.74

Exercisable at March 31, 2006	2,245,000	$17.76	$21.15	6.28

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The weighted-average grant date fair value of stock options granted during the nine-month periods ended March 31, 2006 and 2005 was $9.42 and $9.06 per share, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended March 31, 2006 and 2005 was $17,632,000 and $20,994,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine-Month Periods Ended March 31
	2006	2005
Weighted-average expected stock-price volatility	24.6%	32.4%
Weighted-average expected option life	3.5 years	4.8 years
Average risk-free interest rate	4.0%	3.4%
Average dividend yield	0.0%	0.0%

The average risk-free interest rate is based on the U.S. treasury security rate with a term to maturity that approximates the option’s expected life as of the grant date. Expected volatility is determined using both current and historical implied volatilities of the underlying stock which is obtained from public data sources. The expected life of the stock options is determined using historical data adjusted for the estimated exercise dates of unexercised options. Additionally, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

Prior to the Company’s adoption of FASB 123(R), FASB 123 required that the Company provide pro-forma information regarding net income and earnings per share as if stock-based compensation expense for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company accounted for these plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB 123 to stock-based employee compensation:

	Three-month Period Ended March 31, 2005	Nine-month Period Ended March 31, 2005
Net income, as reported	$24,410,000	$59,670,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,080,000)	(6,013,000)

Pro forma net income	$22,330,000	$53,657,000

Earnings per share:
Basic-as reported	$0.34	$0.84

Basic-pro forma	$0.31	$0.76

Diluted-as reported	$0.34	$0.83

Diluted-pro forma	$0.31	$0.75

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $14,601,000 as of March 31, 2006 and $14,856,000 as of June 30, 2005.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	March 31, 2006	June 30, 2005
Raw materials	$38,579,000	$31,611,000
Work-in-process	9,632,000	10,584,000
Finished goods	69,110,000	54,120,000

	$117,321,000	$96,315,000

NOTE E – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, the Swiss Franc, and the Chinese Yuan. As part of the Company’s risk management strategy, management has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

The Company’s foreign currency option and forward contracts expired on March 15, 2006, and new contracts were acquired in April 2006. As of March 31, 2006, the Company did not have any foreign currency option and forward contracts in place. As of June 30, 2005, foreign currency contracts with a fair value of $553,000 were recorded with prepaid expenses and other current assets.

The Company enters into foreign currency contracts, when it deems appropriate, to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to forecasted transactions that are not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in foreign currencies. When it deems appropriate, hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month and nine-month periods ended March 31, 2006 and 2005.

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

For the three-month and nine-month periods ended March 31, 2006, the Company recognized net (gains) related to designated cash flow hedges in the amount of ($30,000) and ($143,000). For the three-month and nine-month periods ended March 31, 2005, the Company recognized net (gains) losses related to designated cash flow hedges in the amount of ($163,000) and $450,000, respectively. These amounts are classified with other (income) expense, net in the consolidated statements of operations. During the three-month and nine-month periods ended March 31, 2006 and 2005, the derivative gains were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other (income) expense, net in the consolidated statements of operations.

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (“Invacare”) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the company’s patents are invalid. Discovery has concluded and the Court currently is considering issues regarding the interpretation of patent claims. The Court postponed the May 2006 trial but has not yet set the new trial date.

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

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (FASB No. 140) and therefore are not recorded on the Company’s financial statements.

As of March 31, 2006, the total exposure for unpaid installment receivables approximates $17,005,000, compared to $16,835,000 as of June 30, 2005. Included in these amounts are unpaid installment receivables totaling $16,257,000 and $16,087,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at March 31, 2006 and June 30, 2005, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $3,522,000 and $1,765,000 as of March 31, 2006 and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month and nine-month periods ended March 31, 2006, compared to 9% during the three-month period ended March 31, 2005, and 8% during the nine-month period ended March 31, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the nine-month period ended March 31, 2006 are as follows:

Product Warranties
Balance as of June 30, 2005	$12,753,000
Warranty accruals during the period	8,265,000
Service costs incurred during the period	(6,645,000)

Balance at March 31, 2006	$14,373,000

Deferred Service Revenues
Balance as of June 30, 2005	$6,657,000
Revenues deferred during the period	2,741,000
Amounts recorded as revenue during the period	(1,771,000)

Balance at March 31, 2006	$7,627,000

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE G – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31 2006	March 31 2005	March 31 2006	March 31 2005
Net income	$27,862,000	$24,410,000	$70,492,000	$59,670,000
Foreign currency translation gains (losses)	1,366,000	(3,093,000)	(3,041,000)	(1,346,000)
Derivatives qualifying as hedges	—	728,000	—	59,000

Comprehensive income	$29,228,000	$22,045,000	$67,451,000	$58,383,000

NOTE H – RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses:

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31 2006	March 31 2005	March 31 2006	March 31 2005
Wallingford, Connecticut facility changes	$—	$651,000	$94,000	$4,070,000
Kennesaw, Georgia facility changes	—	(812,000)	—	(812,000)
Acquisition-related integration expenses and other costs	407,000	365,000	1,626,000	1,371,000

TOTAL	$407,000	$204,000	$1,720,000	$4,629,000

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

Following is a summary of the restructuring and acquisition-related liabilities related to the Wallingford, Connecticut facility changes, including the payments made against the obligations during the nine-month period ended March 31, 2006 and the remaining obligations as of March 31, 2006.

Nine-Month Period Ended March 31, 2006	Accrued Employee Costs	Accrued Facility Costs
Balance as of June 30, 2005	$1,929,000	$790,000
Cash Payments	(1,301,000)	(189,000)

Balance at March 31, 2006	$628,000	$601,000

Substantially all of the accrued obligations are expected to be paid during the fiscal year ended June 30, 2006, except for the idle facility costs that will be paid over the remaining term of the lease.

Kennesaw, Georgia Facility Changes—On October 23, 2002, the Company announced that it would begin to restructure its Kennesaw, Georgia manufacturing facility. The transition of products and manufacturing processes from Kennesaw to Murrysville, Pennsylvania was completed during the quarter ended September 30, 2003. Due to increased utilization of the Kennesaw facility in the prior year third quarter resulting from growth and product introductions; the Company recorded an $812,000 adjustment to its reserve for idle lease facility obligations. This amount was recorded as a reduction to restructuring and acquisition-related expenses during the three-month and nine-month periods ended March 31, 2005 in the consolidated statements of operations.

Acquisition-Related Integration Expenses—As more fully described in Note I to these consolidated financial statements, the Company has recently completed several business acquisitions. In certain cases, the Company’s acquisition integration strategy includes the centralization and harmonization of business processes which may result in the elimination of redundancies, centralization of corporate services functions, and the implementation of standardized processes across several business functions, which may include, among others, information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the consolidated statement of operations.

NOTE I – ACQUISITIONS

Fuji—In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of sleep and home respiratory and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31, 2006 (before the amendments described below). As of March 31, 2006 and June 30, 2005, the net present value of the Company’s remaining obligation under the fixed-price forward contract, $1,406,000 is accounted for as a financing of the Company’s purchase of the minority interest and is classified with accrued expenses and other current liabilities in the consolidated balance sheet as March 31, 2006, and $2,079,000 is classified with other non-current liabilities as of June 30, 2005. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments are being accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period. As of March 31, 2006, $5,177,000 is accrued in the consolidated balance sheet and classified with accrued expenses and other current liabilities pertaining to this obligation. At June 30, 2005, $6,743,000 is included in the consolidated balance sheet, and classified with other non-current liabilities. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

At various times since May 2002, the Company and the 40% shareholder of Fuji entered into amendments to the stock purchase agreement noted above, whereby the Company acquired 20% of the outstanding shares of Fuji for $5,090,000 on October 29, 2003, an additional 5% of the outstanding shares of Fuji for $3,560,000 on December 29, 2004, and an additional 5% on March 31, 2006 for $5,000,000. The Company will acquire the remaining 10% of the outstanding shares of Fuji on December 31, 2006 for an amount that is determined based on the operating performance of Fuji. A portion of the October 29, 2003, December 29, 2004, and December 31, 2005 payments will result in a direct reduction to the additional payment due on December 31, 2006 (in comparison to the amounts that would have become due on December 31, 2006 under the original acquisition agreement). The Company does not expect the total of the payments due under the amended purchase agreement to be materially different than the total of those payments under the original purchase agreement described previously, including the total of the fixed-price forward contract and the additional payments based on the operating performance of Fuji.

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Western Biomedical Technologies (“WBT”), an Ireland-based company, which owns 100% of the outstanding capital stock of Caradyne Limited, now known as “Respironics (Ireland) Limited”, for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and $1,500,000 was paid on March 2, 2006 upon the conclusion of a two-year retention period. The Company was also required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through March 31, 2006 (as amended). The Company paid $2,000,000 as of December 31, 2005, and $500,000 on May 1, 2006, as a result of the successful achievement of performance milestones. These additional payments were recorded as costs of the acquisition at the time they became payable. The total purchase price, including the additional payments was $8,470,000.

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

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile Therapeutics plc (now known as Respironics Ltd. and referred to herein as “Profile”) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,309,000 British Pounds (or approximately $43,524,000, net of $4,675,000 of cash acquired in the transaction), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,104,000
Prepaid expenses and other current assets	2,196,000
Property, plant and equipment	1,554,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	37,205,000

Total assets acquired	$59,973,000
Current liabilities, primarily consisting of accounts payable and accrued expenses	9,141,000
Other non-current liabilities	2,633,000

Net assets acquired	$48,199,000

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

Mini Mitter—On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (“Mini-Mitter”). The base cash purchase price (including $500,000 scheduled to be paid after a three-year retention period) approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance though March 31, 2007. These additional future payments will be recorded as costs of the acquisition at the time they become payable. As of March 31, 2006, no amounts became payable. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition did not materially impact the Company’s net sales or net income during the three-month or nine-month periods ended March 31, 2006.

Other—On October 6, 2005, Respironics acquired an oxygen generation technology company. The Company believes that the acquired technology can be used as a basis for a cost effective oxygen generation device. The base cash purchase price totaled $8,000,000, with provisions for additional payments to be made based on the acquired company’s operating performance in future years.

NOTE J – SALE OF INVESTMENT

On July 21, 2005, Centene Corporation (“Centene”) acquired AirLogix, Inc. (“AirLogix”) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix. In connection with the sale of AirLogix, the Company has received $5,488,000 as of March 31, 2006, and total proceeds may exceed $7,000,000. The Company recorded a pre-tax gain of $4,398,000 during the nine-month period ended March 31, 2006 as a result of the sale.

NOTE K – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FASB No. 154 changes the requirements for the accounting and reporting of a change in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. FASB No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt FASB No. 154 as of July 1, 2006, however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company is not currently aware of any accounting changes to which FASB No. 154 would apply, but will continue to evaluate FASB No. 154 through its effective date.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“FASB No. 155”). FASB No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FASB No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another a derivative financial instrument. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FASB No. 155 as of July 1, 2007, and does not expect that this statement will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“FASB No. 156”). FASB No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FASB No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FASB No. 156 as of July 1, 2007, and does not believe it will have a material impact to its consolidated financial statements.

NOTE L – SUBSEQUENT EVENT

On April 21, 2006, Respironics acquired an oxygen generation technology company. The Company believes that the acquired technology can be used as a basis for cost effective oxygen generation. The base cash purchase price totaled approximately $10,400,000, with provisions for additional payments to be made based on the acquired company’s operating performance in future years.

* * * * * * * * * *

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the SEC, external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales and acceptance of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements and enforcement actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended March 31		Percent Increase (Decrease)	Nine-Month periods ended March 31		Percent Increase (Decrease)
	2006	2005		2006	2005
Net sales	$267,311,633	$236,488,112	13%	$765,435,362	$661,853,843	16%
Cost of goods sold	120,598,536	106,252,226	14%	343,310,822	301,465,631	14%

	146,713,097	130,235,886	13%	422,124,540	360,388,212	17%
General and administrative expenses (excluding acquisition earn-out expenses)	37,413,924	28,733,303	30%	117,221,726	93,830,573	25%
Acquisition earn-out expenses	665,193	1,116,019	(40%)	2,717,722	2,667,705	2%
Sales, marketing and commission expenses	50,234,020	47,948,185	5%	151,427,017	130,822,735	16%
Research and development expenses	14,598,585	11,493,556	27%	41,630,414	31,883,555	31%
Contribution to foundation	—	—	—	1,500,000	1,500,000	0%
Restructuring and acquisition-related expenses	406,741	203,420		1,719,907	4,628,897
Other (income) expense, net	(1,192,908)	366,412		(7,206,812)	(1,467,258)

	102,125,555	89,860,895		309,009,974	263,866,207

INCOME BEFORE INCOME TAXES	44,587,542	40,374,991	10%	113,114,566	96,522,005	17%
Income taxes	16,725,139	15,965,412	5%	42,622,974	36,852,102	16%

NET INCOME	$27,862,403	$24,409,579	14%	$70,491,592	$59,669,903	18%

Diluted earnings per share	$0.38	$0.34	12%	$0.96	$0.83	16%

Diluted shares outstanding	73,704,576	72,661,176		73,536,761	72,155,038

Net Sales—Net sales for the three-month period ended March 31, 2006 were $267,312,000; representing a 13% increase over the net sales of $236,488,000 recorded for the three-month period ended March 31, 2005. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended March 31				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$135,643,000	51%	$118,787,000	50%	$16,856,000	14%
Domestic Hospital Products	49,337,000	18%	43,217,000	18%	6,120,000	14%
International Products	82,332,000	31%	74,484,000	32%	7,848,000	11%

Total	$267,312,000	100%	$236,488,000	100%	$30,824,000	13%

Net sales for the nine-month period ended March 31, 2006 were $765,435,000, representing a 16% increase over the net sales of $661,854,000 recorded for the nine-month period ended March 31, 2005. The Company’s sales growth during this nine-month period is summarized as follows:

	Nine-Month Periods Ended March 31				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$386,899,000	51%	$334,480,000	51%	$52,419,000	16%
Domestic Hospital Products	140,978,000	18%	119,125,000	18%	21,853,000	18%
International Products	237,558,000	31%	208,249,000	31%	29,309,000	14%

Total	$765,435,000	100%	$661,854,000	100%	$103,581,000	16%

The Company’s core growth drivers—devices for the diagnosis and treatment of obstructive sleep apnea (“OSA”), total ventilation solutions aimed at the range of ventilator-dependent patients, international expansion, and Children’s Medical Ventures—as well as other emerging product lines, including Respiratory Drug Delivery—led the Company’s year-over-year growth during the three-month and nine-month periods ended March 31, 2006. Changes in foreign currency exchange rates reduced revenues by $3,497,000 (1%) and $6,674,000 (1%) during the three-month and nine-month periods ended March 31, 2006 compared to the prior year period. Overall, revenues from acquired businesses represented less than 1% of revenues during the three-month and nine-month periods ended March 31, 2006. On July 1, 2005, the Company changed the reporting classification of certain product revenues in conjunction with changes in the way the product lines are currently managed within the Sleep and Home Respiratory, Hospital, and International product categories. These changes are reflected in the table above and the following discussion for all periods presented.

The Company’s domestic Sleep and Home Respiratory revenue gains during the three-month and nine-month periods ended March 31, 2006 were led by year-over-year increases of $14,520,000 (15%) and $46,424,000 (17%) in OSA (consisting of sleep therapy and sleep diagnostics products). The Company’s growth in OSA was achieved through the Company’s overall product breadth in OSA therapy, strong sales channels with thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% – 20%). The increase in sleep therapy revenues was achieved as the Company initiated its transition to the new M-Series platform of continuous positive airway pressure devices, specifically, the Company launched the REMstar® Plus unit. The new CPAP series incorporates the Company’s C-flexTM technology as well as auto titrating capability. Additionally, the Company launched the ComfortLiteTM II patient interface device in the three month period ended March 31, 2006. The Company’s Alice® 5 Sleep Diagnostics System also continued to gain acceptance in sleep labs, posting year-over-year increases of $2,169,000 (67%) and $5,502,000 (72%) in the three-month and nine-month periods ended March 31, 2006.

Sales of domestic Hospital products during the three-month and nine-month periods ended March 31, 2006 increased by $6,120,000 (14%) and $21,853,000 (18%). Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $2,151,000 (9%) and $8,742,000 (14%), respectively, during the three-month and nine-month periods ended March 31, 2006. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) increased by $2,810,000 (38%) and $9,593,000 (52%). These increases were largely driven by the success of the Company’s I-nebTM Adaptive Aerosol Delivery™ system. Domestic Children’s Medical Venture product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $1,159,000 (9%) and $3,518,000 (9%), respectively, during the three-month and nine-month periods ended March 31, 2006.

The Company’s international growth during the three-month and nine-month periods ended March 31, 2006 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increases were driven by OSA, which increased by $6,096,000 (19%) and $17,829,000 (20%) during the three-month and nine-month periods ended March 31, 2006, respectively. International Hospital product sales increased by $3,083,000 (15%) and $8,768,000 (15%) for the three-month and nine-month periods ended March 31, 2006. The increase was driven primarily by higher ventilation therapy and respiratory drug delivery product sales. The Company’s international revenue growth occurred across many key markets, with Europe, Canada, the Far East / Asia Pacific, and South and Latin Americas all experiencing revenue increases.

Gross Profit—The Company’s gross profit was 55% of net sales for the three-month and nine-month periods ended March 31, 2006. The Company’s gross profit was 55% of net sales for the three-month period ended March 31, 2005, and 54% for the nine-month period ended March 31, 2005. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between domestic and international sales and product groups), and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $37,414,000 (14% of net sales) for the three-month period ended March 31, 2006, compared to $28,733,000 (12% of net sales) for the three-month period ended March 31, 2005. For the nine-month period ended March 31, 2006, general and administrative expenses were $117,222,000 (15% of net sales) compared to $93,831,000 (14% of net sales) for the prior year nine-month period. The dollar increases for the three-month and nine-month periods ended March 31, 2006 were due primarily to stock-based compensation expenses as a result of the adoption of FASB 123(R); higher employee compensation consistent with the growth of the Company’s business and the financial performance achieved during the period; and other expenses incurred consistent with the Company’s growth.

Acquisition Earn-out Expenses—During the three-month periods ended March 31, 2006 and 2005, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 acquisition of Fuji equal to $665,000 and $1,116,000 (less than 1% of net sales in both periods), respectively. For the nine-month period ended March 31, 2006, acquisition earn-out expenses were $2,718,000 compared to $2,668,000 for the prior year nine-month period (less than 1% of net sales in both periods). See Note I to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $50,234,000 (19% of net sales) for the three-month period ended March 31, 2006, compared to $47,948,000 (20% of net sales) for the three-month period ended March 31, 2005. For the nine-month period ended March 31, 2006, sales, marketing and commission expenses were $151,427,000 (20% of net sales) compared to $130,823,000 (20% of net sales) for the prior year nine-month period. The dollar increases were driven by stock-based compensation expenses as a result of the adoption of FASB 123(R); higher variable sales force compensation, consistent with the increase in sales levels from the prior year period; and the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $14,599,000 (5% of net sales) for the three-month period ended March 31, 2006, compared to $11,494,000 (5% of net sales) for the three-month period ended March 31, 2005. For the nine-month period ended March 31, 2006, research and development expenses were $41,630,000 (5% of net sales) compared to $31,884,000 (5% of net sales) for the prior year nine-month period. The increase was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines have recently been issued and are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the three-month periods ended March 31, 2006 and 2005, the Company did not make a contribution to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”).

During both the nine-month periods ended March 31, 2006 and 2005, the Company contributed $1,500,000 to the Foundation. The Foundation was formed for scientific, educational, and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month and nine-month periods ended March 31, 2006, the Company incurred restructuring and acquisition-related expenses of $407,000 and $1,720,000 related primarily to the integration of acquired companies (Profile and Mini-Mitter) and other costs. During the three-month and nine-month periods period ended March 31, 2005, the Company incurred restructuring and acquisition-related expenses of $203,000 and $4,629,000 related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility and the integration of acquired companies, offset partially by the $812,000 adjustment to the idle facility obligation at the Kennesaw, Georgia manufacturing facility that is described in Note H to the consolidated financial statements. See Note H to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(1,193,000) for the three-month period ended March 31, 2006, compared to $366,000 for the three-month period ended March 31, 2005. Other (income) expense, net was $(7,207,000) for the nine-month period ended March 31, 2006, compared to $(1,467,000) for the nine-month period ended March 31, 2005. Other income in the nine-month period ended March 31, 2006 includes a one-time gain of $(4,398,000) from the sale of a minority equity investment in AirLogix that is more fully described in Note J to the consolidated financial statements. Other (income) expense, net in all periods presented is also comprised of net interest income and realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note E to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the three-month and nine-month periods ended March 31, 2006, compared to 40% for the three-month period ended March 31, 2005 and 38% for the nine-month period ended March 31, 2005. During the three months ended March 31, 2005, the Company made the decision to repatriate $22,000,000 from certain foreign subsidiaries to take advantage of these temporary incentives under the American Jobs Creation Act. As a result of the Company’s decision to repatriate these earnings, the Company incurred a tax liability in the amount of $2,600,000. This liability was offset partially by foreign tax credits and other items resulting in a 40% effective tax rate in the three-month period ended March 31, 2005 and a 38% effective tax rate for the nine-month period ended March 31, 2005.

Net Income—As a result of the factors described above, the Company’s net income was $27,862,000 (10% of net sales) or $0.38 per diluted share for the three-month period ended March 31, 2006, compared to net income of $24,410,000 (10% of net sales) or $0.34 per diluted share for the three-month period ended March 31, 2005. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $3,092,000 on a pre-tax basis, or $0.03 per diluted share after tax in the three-month period ended March 31, 2006. The Company’s net income was $70,492,000 (9% of net sales) or $0.96 per diluted share for the nine-month period ended March 31, 2006, compared to net income of $59,670,000 (9% of net sales) or $0.83 per diluted share for the nine-month period ended March 31, 2005. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $8,971,000 on a pre-tax basis, or $0.09 per diluted share after tax in the nine-month period ended March 31, 2006.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $416,578,000 at March 31, 2006 and $338,102,000 at June 30, 2005. Net cash provided by operating activities for the nine-month period ended March 31, 2006 was $59,935,000, compared to $100,927,000 for the nine-month period ended March 31, 2005. The decrease in cash provided by operating activities was primarily due to the following factors: (1) timing of working capital items, including higher increases in accounts receivable and inventory compared to the prior year (2) as a result of the Company’s adoption of FASB 123(R) on July 1, 2005, $6,225,000 of excess tax benefits from stock option exercises are reported as a reduction to operating cash flows, with an offsetting increase to cash flows from financing activities; and (3) included in net income is the $4,398,000 gain on sale of the AirLogix investment that is subtracted from operating cash flows. The proceeds from this sale which were used to fund operating activities are included as positive cash flows from investing activities.

Net cash used by investing activities was $53,313,000 and $101,712,000 for the nine-month periods ended March 31, 2006 and 2005, respectively. During the nine-month period ended March 31, 2006, the Company received $5,488,000 of proceeds from the sale of its minority equity investment in AirLogix. Additionally, the Company paid $5,564,000 of additional purchase price payments for previously acquired businesses. Lastly, the Company paid $16,057,000 to acquire businesses, intangible assets, and other investments, including the oxygen generation technology company described in Note I to the consolidated financial statements. During the nine-month period ended March 31, 2005, the Company paid $49,722,000 to acquire businesses, including Profile, and $3,239,000 of additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note I to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($37,180,000 and $48,750,000 during the nine-month periods ended March 31, 2006 and 2005, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, intangible assets and the production of equipment leased to customers. Prior year capital expenditures included the purchase of a 138,000 square foot facility near the Company’s current Murrysville, Pennsylvania campus which approximated $5,500,000 (net of rent that was prepaid by the seller for a transitional rental period that is recorded in accrued expenses and other current liabilities in the consolidated balance sheet). Funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $23,943,000 during the nine-month period ended March 31, 2006 consists of $17,152,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $566,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations, and $6,225,000 of excess tax benefits from stock option exercises. For the nine-month period ended March 31, 2005, cash provided by financing activities of $31,576,000 consists of $23,012,000 of proceeds from the issuance of common stock under the Company’s stock option plans and $8,564,000 of proceeds from equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,714,000 at March 31, 2006, with certain provisions allowing for further expansion of the credit facility), and its accumulated cash and cash equivalents—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

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

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a margin over the London Interbank Offered Rate (“LIBOR”). As of March 31, 2006, no borrowings were outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of March 31, 2006:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$1,230,000	$87,000	$1,143,000	$—	$—
Capital Lease Obligations	42,783,000	16,077,000	21,650,000	5,056,000	—
Operating Leases	40,375,000	7,527,000	12,668,000	9,819,000	10,361,000
Amounts payable to selling parties of previously acquired businesses	6,583,000	6,583,000	—	—	—

Total Contractual Obligations	$90,971,000	$30,274,000	$35,461,000	$14,875,000	$10,361,000

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,286,000	$1,286,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Fuji, Mini- Mitter, and other transactions, for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of March 31, 2006 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note I to the consolidated financial statements for additional information about these obligations.

The contractual obligations and commercial commitments table above does not reflect obligations under purchase orders that arise in the ordinary course of business and that are typically fulfilled within 90 days. In addition to ordinary course purchase orders, the Company enters into supply agreements and distribution agreements in the ordinary course of business, some of which make the purchase of minimum quantities of products a condition to exclusivity or to obtaining or retaining more favorable pricing. Since failure to purchase the minimum amounts under these agreements generally does not result in a breach of contract, but only to an option on the part of the vendor to terminate the Company’s exclusivity or increase the product prices the Company pays to the vendor, they are not included in the contractual obligations and commercial commitments table above.

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB No. 140 and therefore are not recorded on the Company’s financial statements.

As of March 31, 2006, the total exposure for unpaid installment receivables approximates $17,005,000, compared to $16,835,000 as of June 30, 2005. Included in these amounts are unpaid installment receivables totaling $16,257,000 and $16,087,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at March 31, 2006 and June 30, 2005, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $3,522,000 and $1,765,000 as of March 31, 2006 and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the three-month and nine-month periods ended March 31, 2006, compared to 9% during the three-month period ended March 31, 2005, and 8% during the nine-month period ended March 31, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

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

The Company’s expected stock-price volatility assumption is based on both current and historical implied volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the nine-month period ended March 31, 2006, the Company used a weighted-average expected stock-price volatility of 24.6% based upon the calculated volatility at the time of issuance.

The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the nine-month period ended March 31, 2006, the Company used a weighted-average expected option life assumption of 3.5 years. As of March 31, 2006, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $23,362,000, which will be recognized over a weighted-average period of 1.87 years.

The Company believes the above critical estimates are based on outcomes that are reasonably likely to occur. However, if the expected option life of grants made during the nine-month period ended March 31, 2006 were to increase by one year and simultaneously the expected volatility was to increase by 100 basis points, recognized compensation expenses would have increased by approximately $1,073,000 and $2,447,000 for the three-month and nine-month periods ended March 31, 2006 and unrecognized compensation expense would have increased by $4,586,000 as of March 31, 2006.

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

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian

Dollar, the Swiss Franc, the Hong Kong Dollar, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in Japanese Yen and Euros. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note E to the consolidated financial statements for additional information about the Company’s foreign currency hedging activities.

For the nine-month period ended March 31, 2006, sales denominated in currencies other than the U.S. Dollar totaled $131,877,000, or approximately 17% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $11,989,000 for the nine-month period ended March 31, 2006. The Company uses a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts to mitigate the impact that an adverse change of 10% in exchange rates would have on its net income. Foreign currency losses included in the determination of the Company’s net income, including the impact of designated cash flow hedges, were $1,254,000 for the nine-month period ended March 31, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings.

On March 5, 2004, the Company filed a lawsuit against Invacare in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the company’s patents are invalid. Discovery has concluded and the Court currently is considering issues regarding the interpretation of patent claims. The Court postponed the May 2006 trial but has not yet set the new trial date.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition, or cash flows.

Item 1A:	Not applicable

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3:	Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4:	Submission of Matters to a Vote of Security Holders.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

Item 5:	Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6:	Exhibits.

Exhibit 10.50	Amended Employment Agreement with Paul Woodring, previously filed as Exhibit 10.50 to Form 8-K filed March 1, 2006 and incorporated by reference herein.

Exhibit 15	Acknowledgement of Ernst & Young, LLP

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: May 5, 2006	/S/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer