Form 10-K
period 2006-06-30
RESPIRONICS INC
filed 2006-09-13
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006

or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-16723

RESPIRONICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	25-1304989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1010 Murry Ridge Lane Murrysville, Pennsylvania	15668-8525
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including area code) 724-387-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

None

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

As of December 31, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,628,298,000. (All directors, executive officers, and 10% shareholders of the registrant are considered affiliates).

As of August 31, 2006, there were 79,869,297 shares of Common Stock of the registrant outstanding, of which 6,990,315 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 14, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and statements incorporated by reference in this Form 10-K from the 2006 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance and quality of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; U.S. Food and Drug Administration (FDA) and other regulatory requirements; enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 1. Business

Respironics, Inc. was incorporated in Delaware in 1984. Its executive offices are located at 1010 Murry Ridge Lane, Murrysville, PA 15668-8525. Unless the context indicates otherwise, reference in this Annual Report to the “Company” or “Respironics” refers to Respironics, Inc. and its domestic and foreign subsidiaries. Unless the context indicates otherwise, reference in this Annual Report to “fiscal year” refers to the twelve-month period ending on June 30 of the year indicated.

Respironics maintains an internet website at the following address: www.respironics.com. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as filed with the Securities and Exchange Commission (SEC) are available on or through the Company’s website without charge as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Copies are also available, without charge, upon written request to Dorita Pishko, Corporate Secretary, Respironics, Inc., 1010 Murry Ridge Lane, Murrysville, PA 15668-8525.

General

Respironics is a leading provider of innovative solutions for the global sleep and respiratory markets. Respironics designs, develops, manufactures and markets medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. The Company’s products are designed to reduce costs while improving the effectiveness of patient care and are used primarily in homes, hospitals, alternative care facilities and emergency medical settings. The Company’s primary product lines are:

(i)	Sleep and Home Respiratory products:

a.	Sleep Disordered Breathing – The sleep market is one of the cornerstones of Respironics’ business strategy. Recognized as a global leader and innovator in the sleep-disordered breathing marketplace, Respironics’ goal is to leverage its core expertise in treating Obstructive Sleep Apnea (OSA) to develop innovative solutions for the diagnosis, treatment and monitoring of other sleep disorders. OSA is a serious disorder characterized by the repeated cessation of breathing during sleep. The Company’s sleep therapy products are designed to encourage patients’ acceptance of OSA therapy through increased comfort. The end result is improved sleep and, ultimately, improved quality of life. Sleep therapy products include continuous positive airway pressure (CPAP) devices and bi-level positive airway pressure electro-mechanical devices (and related patient interfaces and accessories) used in the home for the treatment of OSA. The Company also offers a wide range of technologically advanced clinical products for use in sleep laboratories that are used to diagnose sleep disorders.

b.	Home Respiratory Care – Respironics’ Home Respiratory Care business is expanding the Company’s solutions for patients who suffer from chronic respiratory diseases. With a broad range of oxygen, ventilation, and monitoring products, Home Respiratory Care offers an array of solutions to help clinicians manage respiratory diseases in a transitional care or home environment. Home Respiratory Care is dedicated to improving today’s respiratory technologies, while leading research and development of emerging therapies to assist homecare providers and healthcare professionals in addressing patients’ needs. Home Respiratory Care products include (a) noninvasive ventilation products that provide positive airway pressure by mask to supplement the patient’s own breathing; (b) portable life support ventilators used in the home on patients requiring continuous support; (c) and home oxygen delivery products and; (d) oximetry products

c.	Sleep Well Ventures – Sleep Well Ventures moves Respironics beyond its core OSA business into the broader sleep market, which encompasses the millions of people who suffer from undiagnosed and untreated sleep and sleep-related movement disorders such as insomnia, circadian rhythm disorders, or restless legs syndrome. Sleep Well Ventures also works to identify and provide solutions for millions of “problem sleepers” who may not have a specific sleep disorder –like chronic snorers or people who have difficulty falling asleep only occasionally. Through products like Actiwatch, a device designed to monitor sleep/wake patterns over time and help assess multiple sleep disorders, Sleep Well Ventures seeks to offer sleep professionals, clinicians and their patients solutions that help to improve quality of life through improving the patients’ quality sleep.

(ii)	Hospital Products:

a.	Critical Care – Respironics’ Critical Care business offers a unique platform for managing respiratory patients in a variety of medical environments. Through its Total Ventilation Solutions program, Critical Care gives healthcare providers a diverse and innovative portfolio of invasive and noninvasive ventilators; patient masks; accessories and patient monitoring technologies to help treat, monitor and manage respiratory-impaired patients throughout their diseases. Total Ventilation Solutions’ comprehensive offerings are designed to provide patients with the best care available while focusing on economical and efficient treatment solutions for healthcare providers. From prehospital admission to long-term acute treatment, Respironics leverages its core expertise and leadership in noninvasive ventilation to assist caregivers in avoiding intubation whenever possible, seeking to reduce the patient’s risk of infection and to shorten the length of hospitalization. Critical Care offers therapeutic devices that assist or control a patient’s ventilation. These include bi-level noninvasive ventilation products and critical care ventilation products that can deliver both noninvasive and invasive ventilation and cardiorespiratory monitoring products that provide information about a patient’s condition, including the effectiveness of ventilation. All of these products are used in hospital or institutional settings.

b.	Respiratory Drug Delivery – Reflecting its commitment to emerging market needs and providing valued solutions for patients, clinicians and healthcare providers, Respironics is expanding its presence in the respiratory market space through its Respiratory Drug Delivery business. The Company is exploring enhanced methods of delivering drugs via the respiratory pathway to help treat chronic obstructive pulmonary disease, asthma, pulmonary arterial hypertension, cystic fibrosis and conditions beyond respiratory ailments that would benefit from direct, aerosol delivery methods. Respironics’ unique proprietary technology—Adaptive Aerosol Delivery—is being integrated into products released in both the European and U.S. markets and offers potential for effective and reliable patient treatment.

c.	Children’s Medical Ventures – Children’s Medical Ventures focuses on improving developmental care outcomes for some of the smallest and most fragile patients. Children’s Medical Ventures is a leading provider of developmentally supportive products for premature babies and ill infants in the hospital or home. Children’s Medical Ventures also offers apnea monitors and recorders, state-of-the-art diagnostic and treatment tools for jaundice, and a line of specialty products designed to enhance infant growth and development. The business promotes education and hands-on programs for neonatal nurses, and works with parents and caregivers to understand the unique requirements of premature and ill infants. Products and programs are developed to meet the needs of this dynamic market. The business helps extend the Company’s reach in hospital Neonatal Intensive Care Units (NICUs).

Respironics markets its products through sleep and home respiratory, hospital, and international sales organizations. These consist of direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers (commonly referred to as “homecare providers”) and distributors and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to dealers and, in limited cases, directly to end-users. Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

With an appreciation for the diversity of the global markets it serves, Respironics is committed to a deep understanding of each country’s distinctive business environment. International growth and expansion are key components of Respironics’ strategic plan. Targeted international acquisitions, investments in the Company’s international sales and marketing infrastructure, and strong distribution channels have increased Respironics’ presence in the global sleep and respiratory markets. As of June 30, 2006, Respironics maintains a country specific infrastructure in Germany, France, the United Kingdom (UK), Italy, Switzerland, Japan and China with expansion initiatives in place to increase this direct presence even further.

Recent Acquisitions

Fiscal Year Ended June 30, 2006

OxyTec— On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec Medical Corporation (OxyTec) for a cash purchase price of $10,400,000 (including transaction costs), with provisions for up to $30,000,000 of additional payments to be made based on the acquired company’s operating performance in future years. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients.

Omni Therm— On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm, Inc. (Omni Therm) for a cash purchase price of $2,510,000 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures.

Other— On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The total cash purchase price approximated $8,400,000 (including transaction costs), with provisions for uncapped additional payments to be made based on the acquired company’s operating performance in future years through 2010.

The results of operations of these acquired companies are included in the Company’s Consolidated Statement of Operations beginning on their respective acquisition dates.

The acquisitions did not have a material impact to the Company’s financial condition or results of operations, individually or in the aggregate, during the year ended June 30, 2006.

Fiscal Year Ended June 30, 2005

Mini-Mitter—On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (Mini-Mitter). The base cash purchase price (including $500,000 scheduled to be paid after a three-year retention period) approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance through March 31, 2007. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition of Mini-Mitter broadens the Company’s presence in the sleep market beyond its core OSA business through innovative technologies that will enable the Company to expand its current position and access new markets that have been identified as key in the broader sleep market. The results of operations of Mini-Mitter are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 1, 2005.

Profile—On July 1, 2004, the Company’s offer to acquire 100% of the outstanding shares of Profile Therapeutics plc (Profile) was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile, representing a total purchase price of 26,309,000 British Pounds (or approximately $43,524,000 net of $4,675,000 of cash acquired in the transaction). Profile, which is based in the UK, distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery. Prior to the acquisition, Profile was a distributor of the Company’s sleep and ventilation products in the UK; the acquisition therefore expands the Company’s distribution channel in the UK. Profile’s core respiratory drug delivery system is an innovative platform that utilizes “intelligent inhalation” technology called Adaptive Aerosol Delivery (AAD). This delivery system is designed to automatically respond to individual patients’ breathing patterns to deliver a precise dose synchronized with a patient’s inhalation cycle. The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used compared to conventional nebulizers. The results of operations of Profile are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, July 1, 2004.

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

See Note R to the Consolidated Financial Statements for more information about these acquisitions.

Products

The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Encore, Encore SmartCard, Smart Monitor, ePOD, Wallaby, Inspiration, Esprit, BiPAP, BiPAP Vision, PLV, Synchrony, Alice, Stardust, BiliChek, AAD, Flow-TRAK, NICO, WhisperFlow, Actiwatch and I-neb. The following are trademarks of the Company as used in this document: Respironics Millennium, Profile Lite, Comfort Series, ComfortSelect, ComfortClassic, ComfortLite, ComfortGel, ComfortFull, BiPAP Focus, Cadence, LoFlo, Auto-TRAC, Promixin and NeoPAP.

The trademark C-Flex is used under license.

The Company’s principal products can be divided into two categories: sleep and home respiratory products and hospital products, both of which are used in the diagnosis and treatment of patients suffering from sleep and respiratory disorders.

Sleep and Home Respiratory Products

The Company’s sleep and home respiratory products can be separated into the following major subcategories: Sleep Disordered Breathing products; Home Respiratory Care products; and Sleep Well Ventures products.

Sleep Disordered Breathing

Sleep Apnea Products. Respironics is a worldwide leader in OSA therapy devices. The Company’s primary OSA products include the new M Series REMstar and legacy REMstar family of CPAP devices and the BiPAP Series of bi-level devices, as well as related accessories such as humidifiers, masks, tubing, filters and headgear.

The Company’s CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep.

During the 2006 fiscal year, the Company initiated the transition from its prior REMstar family of CPAP devices to the new M Series. With three settings, patients have the ability to select the level of pressure relief that is right for them, without altering the benefits of prescribed therapy. The M Series’ small size, three primary control buttons and more lifestyle-oriented design are aimed at improving the patient’s acceptance of therapy. Other comfort features, such as ramp and integrated humidification, are also incorporated into the design. The REMstar M Series has also been designed with an improved monitoring system to make data management more efficient. Some models are also equipped with an Encore Pro SmartCard accessory module to record information for the homecare provider, and the self-management feature allows the proactive user to monitor and verify the effectiveness of therapy. As of June 30, 2006, the M Series was available in limited quantities on all versions of CPAP, including the REMstar, REMstar Auto, Pro, and Plus. The Company plans to complete the M Series launch in the first half of fiscal year 2007 by releasing the new platform in all major international markets, releasing the M Series BiPAP platform, and increasing production capacity to meet global demand on the new platform.

C-Flex technology provides OSA sufferers with a more comfortable treatment for sleep apnea when compared to traditional CPAP treatment by tracking the patient’s breathing to ensure the optimal amount of pressure is delivered at exhalation. C-Flex tracks and reacts to every breath throughout the night. This gives the device the ability to make breath-by-breath adjustments to ensure a more reduced level of pressure relief during exhalation.

The REMstar Series CPAP systems (REMstar Plus, REMstar Pro and REMstar Auto) are cost effective, innovative OSA therapy devices that meet the Company’s strategy of offering units that provide high-quality treatment options at an economical price.

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

BiPAP Pro2, BiPAP Plus and BiPAP Auto are the Company’s primary bi-level OSA units. These units sense the patient’s breathing cycle and adjust the pressure accordingly. BiPAP Pro also contains advanced leak-sensing technology, which improves the unit’s pressure adjustment capability. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients as an alternative to CPAP.

The Company also offers both integrated and stand-alone humidifiers as accessories to support its strategy of enhancing patient adherence to prescribed therapy. Humidified air provides more comfortable therapy for certain patients.

The Company also provides masks used with CPAP and bi-level devices, primarily from its Comfort Series including the Respironics ComfortFull 2 and ComfortLite 2, Profile Lite, ComfortSelect, ComfortClassic, and ComfortGel. The Company’s nasal mask products are designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. The ComfortLite 2, released in fiscal year 2006, is a uniquely designed mask for patients. It offers three interchangeable cushion options and a unique headgear system that leaves no pressure points on the face. Full face masks address the needs of specific patient groups for whom CPAP and bi-level therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

Respironics also manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep labs. The Company also provides products for patient testing in the home that allow clinicians to expand the number of patients who can be served by a traditional sleep lab.

The Company’s primary sleep diagnostic product is the Alice Polysomnogrophy System (Alice). Alice is a computer-based system for use in sleep labs and other clinical settings. Alice 5, released during the 2005 fiscal year, is capable of recording up to 25 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient’s physiological data, the Alice System utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on infants or adults, and separate software programs were developed specifically for each type of patient.

The Company also manufactures and markets Stardust II. This palm-sized portable sleep system monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors specifically designed for use in the home. These sensors record a variety of patient data and the information is subsequently sent to the sleep lab or other clinical setting where it is reviewed by a trained clinician.

The Synchrony Sleep Lab System, consisting of the Synchrony pressure support ventilator and a palm-sized remote control unit, is used by clinicians in determining the appropriate level of therapy for the treatment of adult OSA once a diagnosis has been made.

The Company estimates that in the U.S. there are currently more than 3,500 sleep labs located at hospitals, other medical centers and freestanding sites. Pulmonologists, technicians and other medical professionals diagnose sleep disorders and then prescribe the appropriate treatment. Sleep labs provide the most frequent source of patient introductions to the Company’s sleep disordered breathing products.

OSA patients can purchase or rent the Company’s OSA therapy products from home medical equipment service provider and dealer locations throughout most of the world. These providers and dealers are generally equipped to train the patient in the product’s use and to maintain and service the product. See “Sales, Distribution, and Marketing.” The suggested retail price for a CPAP unit ranges from $1,200 to $1,700, depending on the type of unit, geographical market and whether certain accessories are purchased. The retail price for a bi-level OSA unit generally ranges from $2,400 to $3,000, depending on which model is purchased. The Company’s sleep diagnostic products are sold through dealers and directly to clinical sites.

Home Respiratory Care

Noninvasive Ventilation Products. The Company believes it is the leading manufacturer and marketer of noninvasive ventilation products in the U.S. These products are intended to augment the ventilation of a spontaneously breathing patient, but are not intended to satisfy the total ventilation requirements of the patient.

The Company’s principle noninvasive ventilation product for home use is the BiPAP Synchrony Ventilatory Support System. This device is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient. This device senses the patient’s breathing and adjusts its output to assist in inhalation and exhalation. Additionally, the device compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient. This provides what the Company believes is a more efficient and consistent noninvasive therapy than offered by competing ventilators. The face masks described above are also used with the noninvasive ventilatory support units.

The BiPAP S/T System is a compact and lightweight home noninvasive ventilator that is simple to operate offering a straight forward user interface and an integrated heated humidifier for easier set-up and patient comfort. The unit also is the first noninvasive device to combine Respironics’ proven BiPAP technology with SmartCard for use with Encore Pro and includes features such as Digital Auto-Trak Sensitivity, adjustable RiseTime, and integrated alarms.

The Company believes that its noninvasive ventilation products have the potential for increasing patient comfort by adapting to the patient’s breathing cycles as opposed to requiring the patient to adapt his or her breathing to the ventilator cycles. Noninvasive ventilation delivers therapy effectively with a patient mask rather than requiring a tracheotomy for support. Noninvasive ventilation products are generally less expensive than invasive ventilators.

Invasive Portable Volume Ventilation Products. The Company manufactures and markets invasive portable volume ventilators that are used in the home by individuals who are typically dependent on ventilators for continuous life support.

The Company’s principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically powered unit specifically designed for long-term use in the home. It is suitable for transport, short-term and institutional use. The PLV-100 can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit. This ventilator can be powered by normal AC or DC battery power and can be operated in three different ventilation modes depending on the patient’s needs. The unit features a variety of alarms and displays that alert clinicians and caregivers to changes in the patient’s pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end-user patients primarily through the Company’s network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end-users. In certain limited cases, the Company rents these units directly to end-users. The Company’s next generation invasive portable volume ventilator, the PLV-Continuum (PLV-C), was released on a limited basis in August 2005. The PLV-C offers adult and pediatric patients, their physicians, and healthcare providers options in treating respiratory diseases. This advanced, new portable ventilator is designed with the capability to program a primary and alternate set of parameters that provide patients with a distinct ventilation prescription for daytime and nighttime breathing comfort. With an easy-to-read, easy-to-navigate graphic user interface, users should find the PLV-C easy to set up, monitor and use. In May 2006, the Company announced that it voluntary recalled 269 PLV-C ventilators representing all models and serial numbers of the PLV-C. Respironics identified a problem after an analysis of returned units revealed the potential for failure of an internal flow valve, which could result in the ventilator suddenly stopping to provide mechanical ventilation. The Company has received no reports of adverse events or injuries resulting from this problem. Respironics notified the FDA of its decision to voluntarily recall the product in April 2006. The Company plans to re-release the PLV-C in fiscal year 2007.

Oxygen Products. The Company’s principle oxygen products are oxygen concentrators. These products provide a continuous flow of oxygen by separating Oxygen from room air with a molecular sieve composed of an inorganic silicate. Oxygen concentrators are generally used in the home by patients who require supplemental oxygen. Supplemental oxygen is prescribed for people with a variety of chronic pulmonary disorders, such as lung cancer, emphysema, bronchitis or acute pneumonia. These individuals generally rent an oxygen delivery system from a home medical equipment dealer.

The Company’s primary oxygen concentrator product is the Respironics Millennium. This unit is suitable for chronic patients in the advanced stages of illness as well as for the less severe respiratory patient. The Company offers the Respironics Millennium 5 LPM (liters per minute) and 10 LPM concentrator. The Respironics Millennium 5 LPM is a lightweight mobile concentrator. The Millennium 10 LPM (M10) concentrator delivers up to 10 LPM of oxygen reducing the delivery costs associated with 5 LPM-and-above oxygen patients. The M10 is engineered to reduce the cost of providing oxygen at higher liter flow.

The Company’s recent acquisitions of OxyTec and other oxygen delivery technology support the Company’s strategy of providing treatment solutions to the growing number of ambulatory patients reliant on long-term oxygen therapy, such as those people with Chronic Obstructive Pulmonary Disease (COPD). OxyTec’s recently developed portable oxygen concentrator is a highly efficient portable oxygen concentrator that lasts up to eight hours before the patient must recharge the unit’s internal batteries or connect to a conventional power source. Additionally, the 900 milliliter per minute oxygen output is exceptional among portable oxygen concentrators weighing less than ten pounds and is intended to serve as an alternate to traditional portable oxygen tanks and liquid reservoirs. Respironics will introduce the OxyTec product to the U.S. market in fiscal year 2007, with international release to follow.

The Company also offers an electronic pulse oxygen conserving device (ePOD), which combines the durability and ease-of-use of pneumatic conservers and the pulse dose capability of electronic conservers.

The Company also manufactures and markets oximeter products for use in the home. The units, which allow the caregiver to take readings of the patient’s blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data. This data can be later downloaded via the Company’s software, which prints reports for oximetry analysis. Additionally, VirtuOx is the latest generation of overnight oximetry testing service that is designed to meet the Centers for Medicare and Medicaid Services (CMS) guidelines for testing and oxygen qualification. It was designed to be an easy to use software application available to homecare providers. VirtuOx is compatible with various versions of the Company’s oximeters, and it does not require additional hardware or software. It is the only web-based platform that is hosted on a secure server. Physicians will be able to view home oximetry test results instantly, and auto-faxing software sends the physician a copy of the report within minutes.

Sleep Well Ventures

Sleep Well Ventures. Sleep Well Ventures was established to become the worldwide leader at providing innovative and highly valued sleep and wake solutions beyond OSA. Sleep Well Ventures gained several active product lines and development initiatives with the acquisition of Mini-Mitter on April 1, 2005.

Current products support the field of actigraphy, and include devices used to determine energy expenditure, sleep/wake patterns, and sleep quality and also to evaluate circadian rhythms. Additionally, biotelemetry products are used to monitor body temperature, heart rate and variability and stress responses.

Hospital Products

The Company’s hospital products can be separated into the following major subcategories: Critical Care, Respiratory Drug Delivery, and Children’s Medical Ventures.

Critical Care

Ventilation Therapy Products. The Company’s primary therapeutic products are the BiPAP Vision and the Esprit. The BiPAP Vision is a noninvasive ventilatory support device designed specifically for hospital use which features an oxygen module, provides higher flow and pressure functions than the Company’s other noninvasive units, and is designed to be easily upgraded. The BiPAP Vision also includes integrated airway pressure monitoring, an integrated display screen, a disposable circuit and a mounting stand, all of which are designed to allow the unit to be used more easily in delivering noninvasive ventilation support in the hospital environment.

The Company also manufactures and markets the Esprit, a ventilator designed for use in the hospital and other institutional settings. Esprit is designed to deliver both invasive and noninvasive ventilation effectively, eliminating the need to use two separate ventilators for one patient and allowing it to be used throughout the continuum of patient care. With invasive ventilation, the ventilator delivers a mixture of room air and oxygen into a patient’s lungs via a tube inserted into the patient’s airway. These patients are typically dependent on the ventilator for life support. Esprit features a graphic user interface with an infrared touch screen; alarm and status indicators designed to allow rapid assessment of alarm conditions and patient status; volume and pressure control; and is designed to be easily upgraded. The Company developed and released several software and other product enhancements to the Esprit ventilator, including a neonatal option, Flow-TRAK and Trending, all aimed at increasing its capabilities and ease of use. The neonatal option allows the ventilator to be used for all patient ranges. Flow-TRAK provides a new breathing mode for the Esprit, whereby the volume of gas delivery can be increased or decreased based on the patient’s requirements. Trending provides the clinician with the ability to review patient data, alarm occurrences and ventilator settings from the previous seventy-two hour period. The Esprit has a graphics option available, designed to provide clinicians with immediate, real time feedback in order to optimize ventilator settings. A color screen option is also available and is designed to enhance the clinicians’ ability to identify displays and facilitate the Esprit’s easy-to-use graphic user interface.

The Company also provides innovative noninvasive devices for use in hospitals and pre-hospital applications. The WhisperFlow product line provides a comprehensive noninvasive ventilation treatment solution effective for treating a wide range of adult and pediatric respiratory conditions. Most notably, it is designed to reduce the patient’s work of breathing, improve oxygen uptake and is portable and easy to use.

The Company also manufactures, distributes and rents several other hospital ventilation products, including a version of the PLV-100 designed more specifically for institutional use, and a variety of masks, tubing and headgear similar to those used in the sleep and home respiratory market described above along with certain other accessories specifically designed for hospital and institutional use. Additionally, the Company offers the BiPAP Focus Noninvasive Ventilator, which is a basic bi-level delivery system designed specifically for the institutional setting. Ventilatory assistance is provided to stable, lower acuity patients with respiratory insufficiency or failure. Compact and lightweight, the BiPAP Focus System provides features that make delivery of noninvasive ventilation easy and effective. The Company’s Cadence Self-Breathing Technology offers a minimally invasive approach to self-breathing trials. It is designed for prolonged mechanical ventilator patients who have undergone a tracheotomy and who are candidates for self-breathing trials. In contrast to other self-breathing methods, the Cadence Self-Breathing System provides oxygen-enriched, heated and humidified gas directly to the patient’s lungs through the proprietary Cadence Transtracheal Catheter.

Cardiorespiratory Monitoring Products. The Company manufactures and markets cardiorespiratory monitors, sensors and related disposable accessories. These electronic devices provide the measurements and continuous display of a patient’s cardiac output, carbon dioxide, oxygen saturation and respiratory mechanics parameters. The sensors for the Company’s devices are designed so that this patient data can be gathered noninvasively. Noninvasive monitoring offers advantages over invasive monitoring, including a reduced likelihood of infection and other associated complications that can result from invasive monitoring. The NICO Cardiopulmonary Management System measures cardiac output based on changes in respiratory carbon dioxide concentration caused by a brief period of rebreathing. The measurement of cardiac output is accomplished by interpreting data collected by sensors that measure flow, airway pressure, and carbon dioxide concentration, and then combining these signals to calculate carbon dioxide elimination. Using these variables, a technique known as Fick partial rebreathing is applied to calculate cardiac output. The NICO monitor can be used with mechanically ventilated patients in the operating room, intensive care, or emergency departments. The Company’s cardiorespiratory monitoring devices are used in hospital operating rooms, intensive care units, emergency departments, and while transporting patients to or within hospitals. The technology behind Respironics Cardio-Monitoring product line is also packaged for and sold as an OEM module to the major monitoring companies.

Respiratory Drug Delivery

Adaptive Aerosol Delivery (AAD). Through its July 1, 2004 acquisition of Profile, the Company added Profile’s core respiratory delivery technology, an “intelligent inhalation” platform, AAD. Respironics’ AAD technology is an intelligent inhalation technology that continually monitors and automatically adapts to an individual patient’s breathing pattern to deliver a precise medication dose during the patient’s inhalation phase. This delivery system is designed to automatically respond to individual patients’ breathing patterns to deliver a precise dose synchronized with the patient’s inhalation cycle. The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used and faster treatment times compared to conventional nebulizers.

The I-neb AAD System is Respironics’ third generation AAD System and is smaller, quieter and more portable than earlier product generations. It also provides audible and visual feedback to the patient informing them that the treatment is complete. The device is cleared for use by the patient in the homecare, nursing home, sub-acute institution, or hospital environments. During the 2005 fiscal year, the Company reached agreement with a customer to supply the AAD system for delivery of the pulmonary arterial hypertension drug, Ventavis (iloprost) Inhalation Solution, which had previously received FDA approval for marketing in the U.S. The Company also provides, via a third party contract manufacturer, its own branded antibiotic, Promixin, which treats chronic infections associated with cystic fibrosis. Promixin, launched by Profile in 2003 in the UK and marketed in the European Community primarily in combination with the Company’s AAD device, is a branded generic antibiotic designed to be delivered directly to the site of infection in the lungs.

Traditional Respiratory Drug Delivery Products. The Company provides respiratory drug delivery products that are used in both the home and hospital settings, including nebulizers, peak flow meters, and spacers. The Company distributes several models of nebulizers which dispense medication in a fine mist for inhalation deep into the lungs, under the trade name Inspiration. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma. The Company’s models utilize a compressor to direct a flow of air through the nebulizer chamber that contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, has contributed to the growth of this market. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a Metered Dose Inhaler (MDI), facilitates the delivery of asthma medications.

Children’s Medical Ventures

Infant Management and Developmental Care Products. Children’s Medical Ventures is a leading provider of developmentally supportive products for premature babies, healthy newborns and older hospitalized infants. The Company’s primary infant management products are monitoring devices designed for infants at risk for Sudden Infant Death Syndrome or (SIDS). SIDS is the sudden unexpected death of an infant that remains unexplained after investigation. It is one of the leading causes of death in the U.S. of infants between one month and one year of age. Despite extensive research, the causes of SIDS remain unknown. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardiorespiratory episodes and those born to a family with a history of SIDS. A limited number of alternative monitoring technologies are generally available.

The Company’s primary infant monitor is the Smart Monitor, a fifth-generation microprocessor-based design that incorporates many aspects of a physiological recorder into the traditional monitor. In addition to sounding an alarm to alert the infant’s caregiver when the infant stops breathing, the Smart Monitor documents patient episodes with an internal electronic memory system, enabling physicians to study up to six channels of patient waveforms in order to assess the medical significance of the alarm episodes and determine the need for continued monitoring or possible hospitalization. The data collected by the Smart Monitor can be transmitted from the home to a clinical center over phone lines or can be extracted from the Smart Monitor using a memory transfer device such as a computer.

Children’s Medical Ventures also manufactures and markets the Wallaby 3 Phototherapy System, a cost-effective, home-based alternative to conventional overhead phototherapy lights for treating newborn jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage.

The Company also manufactures and markets the BiliChek Noninvasive Bilirubin Analyzer, a noninvasive device that measures the level of bilirubin in the blood of infants. The historical method of measuring bilirubin levels to diagnose jaundice in infants, the “heel stick,” involves drawing blood from the infant and is a painful, costly and time consuming procedure. BiliChek replaces the heel stick by analyzing reflected light shined on an infant’s forehead to generate immediate and painless test results at a low cost.

Children’s Medical Ventures also markets developmental care products designed to meet the unique needs of premature infants. Developmental care products are used in the home and in neonatal and pediatric intensive care units of hospitals. These products include appropriately sized infant care products, safety equipment and specialty feeding and skin care products. The Company also offers educational products and programs to teach caregivers how to address the specific needs of premature and ill infants.

* * * * * * * * * *

Sales of Sleep and Home Respiratory products and all related accessories and replacement parts accounted for 73% (domestic—51%; international—22%), 73% (51%; 22%) and 74% (56%; 18%), of the Company’s net sales for its fiscal years 2006, 2005, and 2004, respectively. Sales of hospital products and accessories accounted for 27% (domestic—18%; international—9%), 27% (18%; 9%), and 26% (19%, 7%) of the Company’s net sales for fiscal years 2006, 2005, and 2004, respectively.

Manufacturing and Properties

The Company owns or leases its manufacturing, office and warehouse facilities. The Company’s major facilities and their primary uses are summarized below:

	Square Feet	Owned/Leased
United States:
Murrysville, Pennsylvania (offices)	55,000	Owned
Murrysville, Pennsylvania (offices)	23,000	Leased
Murrysville, Pennsylvania (offices and manufacturing)	127,000	Owned
Monroeville, Pennsylvania (offices)	138,000	Owned
Plum Borough, Pennsylvania (offices and warehouse)	26,000	Leased
Kennesaw, Georgia (offices and manufacturing)	129,000	Leased
Carlsbad, California (offices and manufacturing)	85,000	Leased
Wallingford, Connecticut (offices and manufacturing)	53,000	Leased
Cedar Grove, New Jersey (offices)	10,000	Leased
Youngwood, Pennsylvania (warehouse)	104,000	Leased
Edison, New Jersey (warehouse)	6,800	Leased
Houston, Texas (warehouse)	6,000	Leased
Concord, California (warehouse)	6,400	Leased
La Mirada, California (warehouse)	6,400	Leased
Bend, Oregon (offices and manufacturing)	13,000	Leased
Thornton, Colorado (offices and warehouse)	9,000	Leased

International:
Hong Kong (offices)	10,000	Leased
Shenzhen, China (manufacturing)	100,000	Leased
Subic Bay, Philippines (manufacturing)	6,800	Leased
Laguna, Philippines (offices and manufacturing)	19,600	Leased
Tokyo, Japan (offices)	5,400	Leased
Saitama City, Japan (warehouse)	26,300	Leased
Herrsching, Germany (offices and warehouse)	19,000	Leased
Nantes, France (offices and warehouse)	7,800	Leased
Paris, France (offices)	3,400	Leased
Galway, Ireland (offices and manufacturing)	14,000	Leased
West Sussex, United Kingdom (offices and manufacturing)	36,000	Leased
Zofingen, Switzerland (offices)	600	Leased
Desio, Italy (offices)	1,200	Leased

The Company also has approximately 85 sales and service centers throughout Japan, each of which is approximately 950 square feet in size and is leased.

On May 11, 2006 the Company announced it would be closing the Galway, Ireland manufacturing facility. The Company expects this facility to close by October 31, 2006. The manufacturing activities previously conducted at the Galway facility will be transferred to three manufacturing sites within the U.S.

Operations in the Far East and Europe are subject to the risks normally associated with foreign operations including, but not limited to, foreign currency fluctuations, possible changes in export or import restrictions and the modification or introduction of governmental policies with potentially adverse effects.

The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional productive capacity is available through a variety of means including, rental space near each current location that the Company believes is readily available and reasonably priced and production capacity at other existing locations that are less extensively utilized. The Company also owns undeveloped land near its existing Murrysville, Pennsylvania facilities that can be used for future expansion, if needed. The Company’s current and prior year acquisitions did not create any material excess or unused capacity.

The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components. The Company purchases the component parts for its major products from a number of different suppliers. The raw materials used in the Company’s components have historically been readily available. However, the loss of a key supplier, quality issues associated with a vendor supplied component, or the loss of access to certain raw materials could have a material adverse impact on the Company.

Sales, Distribution and Marketing

The Company sells and, in some cases, rents its products primarily to homecare providers and distributors. These parties in turn resell and rent the Company’s products to end-users. The Company also sells certain of its products directly to hospitals. The Company initiated a change in the third quarter of fiscal year 2005 related to the distribution of its BiPAP Vision Noninvasive Ventilation System for hospital applications. Effective July 1, 2005 the Company began selling the Vision ventilator directly to its domestic hospital customers, replacing the previous distributor-based sales model.

The Company’s products reach its customers in the United States through the direct sales force, comprised of national account and regional sales managers that direct the activities of sales representatives and sales support specialists, as well as independent manufacturers’ representatives. The Company’s sales management team includes leadership positions across all major product groups and geographical regions, including the U.S., Canada, South and Central America, Europe and Middle East, and Far East and Asia Pacific. The Company’s international sales organization sells products from both the Sleep and Home Respiratory and Hospital product groups. International sales accounted for approximately 31%, 31%, and 25% of the Company’s net sales for fiscal years 2006, 2005, and 2004, respectively.

The Company’s solutions-oriented approach to doing business with customers incorporates specific products with a package of diagnostic tools and other educational materials. This approach is designed to support a customer’s desire to offer the finest care possible while assisting the customer in growing its business.

The Company’s marketing organization is currently staffed by Global Product Managers, who are assigned to each of the Company’s principal product groups. The Product Managers stay abreast of changes in the marketplace, with an emphasis on product use specifications, features, price, promotions, education, training and distribution.

The Company has relationships with a variety of key customers. Some of these relationships are based on written supply agreements, while others are not. The Company extended its supply agreements with several key customers during the 2006 fiscal year. These agreements generally represent the right to sell to customers, often at stated prices and terms. However, often this access is shared and the Company (and its competitors) must compete for new business. Most of these relationships are terminable at will or upon short notice periods. Maintaining positive relationships with these customers is a key element of the Company’s sales and marketing strategy. Failure to maintain customer relationships could adversely affect the Company’s future results of operations.

The Company’s U.S. homecare provider customer base (which ranges in size from large, publicly held companies with several hundred branch locations to small, owner-operated companies with one location) continues to undergo consolidation, particularly among companies specializing in homecare products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company’s products as a result of greater purchasing power and market dominance enjoyed by larger customers.

During the fiscal years ended June 30, 2006, 2005, and 2004, no individual customer accounted for 10% or more of the Company’s net sales. However, in the aggregate sleep and home respiratory dealer customers constitute an important market for the Company’s products.

The Company offers leasing programs to certain of its customers through arrangements with independent leasing companies. In some cases, these arrangements make the Company contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables initiated by or transferred to the leasing companies. The Company’s total exposure for unpaid installment receivables under these leasing programs was approximately $15,718,000 and $16,835,000 at June 30, 2006 and 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2006 and 8% of the Company’s net sales for the years ended June 30, 2005 and 2004. A portion of these sales were made with recourse. The Company is not dependent on these off-balance sheet arrangements. See Note L to the Consolidated Financial Statements for additional information.

The majority of the Company’s revenue in Japan is derived from renting devices to hospitals that in turn provide these devices to patients for use in their homes, with the Company providing product service and support to these patients. The hospital pays monthly fees under month-to-month rental contracts for the patients’ product use and other services and support the Company provides. In these cases, the hospitals receive reimbursement from the Japanese government for providing devices to the patients. The Company also sells products to hospitals and to a network of distributors in Japan, who resell to other distributors.

Competition

The Company believes that the principal competitive factors in all of its markets are product and service breadth, performance, innovation, quality, strong sales channels with thought leaders, sleep labs and homecare providers, efficient distribution, and competitive price. Price competition has become more intense in the last several years. In the case of a number of the Company’s and its competitors’ products, patent protection is becoming more prevalent and of increasing competitive importance. The Company competes on a product-by-product basis with various other companies, some of which have significantly greater financial and marketing resources and broader product lines than the Company.

The Company believes that it maintains a strong market presence in several of the major markets and product groups in which it competes. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects competition to increase. In its major product lines, the Company competes with two principal competitors, divisions of Tyco International Ltd. (Tyco) and ResMed, Inc. (ResMed). Tyco, which is the Company’s largest major competitor and has the greatest financial resources of the Company’s competitors, offers an array of products that compete with many of the Company’s major products. ResMed competes with the Company in OSA and noninvasive ventilation. The Company also competes with Invacare Corp., Viasys Healthcare Inc., Dräger AG, Getinge AG, Vital Signs, Inc., Monaghan Medical Corp., Fisher & Paykel Healthcare Corp. Ltd., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of smaller medical device manufacturers and healthcare providers, primarily in local overseas markets and, to a lesser extent, in the U.S.

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

Research and Development

The Company believes that its ability to identify product opportunities, to respond to the needs of physicians, healthcare providers, and their patients in the treatment of sleep and respiratory and other disorders and to incorporate the latest technological innovations into its products has been and will continue to be important to its success. The Company’s research and development efforts are focused on understanding the problems faced by physicians and healthcare providers and their patients’ needs and on maintaining the Company’s technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers to supplement its research and development efforts. The Company’s research and development efforts enable it to capitalize on opportunities in the sleep and respiratory medical product market by upgrading its current products as well as developing new products. In addition to the ongoing research and development work in the Company’s existing product areas and existing sleep and respiratory markets, the Company continues to invest in research and development to identify opportunities, and potential solutions to other patient needs, in the sleep and respiratory markets. In April 2006, the Company announced that effective May 1, 2006 David P. White, M.D. joined the Company as Chief Medical Officer. Dr. White is a physician and leading researcher in sleep disorders and will lead the Company’s clinical research strategies and programs in the sleep and respiratory markets.

The Company conducts the vast majority of its research and development for existing and potential new products in the U.S. Through the acquisition of Profile, the Company also conducts certain research and development activities in the UK. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $58,966,000 (6% of net sales) in fiscal 2006, $45,625,000 (5% of net sales) in fiscal year 2005, and $29,478,000 (4% of net sales) in fiscal year 2004 to support product enhancement and new product development.

The Company introduced new products in many of its core product areas during fiscal years 2006, 2005, and 2004. New product introductions in 2006 included:

Sleep and Home Respiratory Group

Sleep Disordered Breathing: The Company’s most significant new product introduction during 2006 is the new platform of CPAP devices, the REMstar M Series sleep therapy device system, which was available on the REMstar, REMstar Auto, Pro, and Plus by the end of the year. The new M Series was available with the Company’s C-flex technology, heated humidification, and Encore SmartCard technology. Also during the year the BiPAP Auto was introduced. This product represents the Company’s first auto titrating bilevel device. The Company also introduced two new patient interface products, the ComfortFull 2 and ComfortLite 2. Additionally, the Stardust II portable sleep diagnostic device and software enhancements for the Alice lab-based sleep diagnostic device were released during the year.

Home Respiratory Care: The Company released the Synchrony II noninvasive ventilator internationally and the Virtuox overnight oximetry testing software in 2006.

Hospital Group

Critical Care: The Company continued to add various enhancements and software options to the Esprit invasive ventilation system, including the Respri-link and neonatal options. Additionally, the Company released the Esprit – NICO interface in the international markets, as well as an Esprit unit designed for the Chinese market. The Company launched the Cadence Self-Breathing System and began shipping the LoFlo C5 Engine to OEM customers in 2006.

Respiratory Drug Delivery: The I-neb next generation Adaptive Aerosol Delivery (AAD) System for the aerosolization of liquid medication was launched in 2006.

Significant product development efforts are ongoing and new product launches in certain of the Company’s major product lines are scheduled for the next six to eighteen months. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products and patient groups.

In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of emerging markets. The Company continues to invest in research and development related to other sleep disorders, including insomnia, and in respiratory drug delivery applications. The Company continues to explore the area of congestive heart failure (CHF) and the potential co-morbidities that exist between CHF and sufferers of OSA. An additional related opportunity is the use of positive airway pressure to improve cardiovascular function.

Patents, Trademarks and Licenses

The Company seeks protection for certain of its products through the acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents and other rights when infringed by other companies. The Company currently has approximately 624 U.S. and foreign patents (compared to 471 as of June 30, 2005) and has additional U.S. and foreign patent applications pending. Some of these patents and patent applications relate to significant aspects and features of the Company’s products. 106 of these patents expire in the next five years as follows: 15 expire in fiscal year 2007, 10 expire in fiscal year 2008, 12 expire in fiscal year 2009, 23 expire in fiscal year 2010, and 46 expire in fiscal year 2011. The Company has an increasingly diverse portfolio of products that should help to mitigate the impact that expiring patents could have on its business. However, the expiration of the Company’s intellectual property rights may have a future adverse impact on the Company.

The Company also has approximately 263 registered U.S. and foreign trademarks (compared to 279 as of June 30, 2005) and has additional U.S. and foreign trademark applications pending.

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

If a manufacturer cannot establish, to the FDA’s satisfaction, that a new device is substantially equivalent to a legally marketed device, it will have to seek approval to market the device through the premarket approval application (PMA) process. This process involves preclinical studies and clinical trials. The process of completing clinical trials, submitting a PMA and obtaining FDA clearance takes a number of years and requires the expenditure of substantial resources. In addition, there can be no assurance that the FDA will approve a PMA. The Company’s export activities and clinical investigations also are subject to the FDA’s jurisdiction and enforcement.

Foreign regulatory approvals vary widely depending on the country. The Company’s business in Japan is subject to government regulation generally similar to that in the U.S. The Japanese Ministry of Health requires registration and review of new products prior to granting approval to distribute such products in Japan and also requires product recalls and corrective actions when circumstances warrant. The Company has received ISO 13485:2003 certification for its Wallingford, Connecticut, Galway, Ireland, Bognor Regis, UK, and Subic Bay, Philippines facilities and ISO 9001:2000 certification for its Nantes, France facility. The Company has received both ISO 9001:2000 and ISO 13485:2003 certifications for its Murrysville, Pennsylvania, Kennesaw, Georgia, Bend, Oregon, Carlsbad, California, Cedar Grove, New Jersey, Herrsching, Germany, and Shenzhen, Peoples Republic of China, facilities. ISO Certification is based on criterion developed by the International Organization for Standardization, a quality standards organization with headquarters in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union’s Medical Devices Directive, to affix the “CE Mark” to the Company’s products marketed throughout the world. The primary component of the certification process was an audit of the facilities’ quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Devices Directive. Since receiving their original ISO certification, these facilities have undergone periodic update audits by such independent agencies.

Pharmaceutical products are controlled in the European Community (EC) primarily through the system of licensing and conditional exemptions from licensing set forth in EC legislation, the Medicines Act of 1968 and in relevant subordinate legislation. This legislation covers the systems by which licenses to manufacture, market, distribute, sell and supply medicinal products are granted by Ministers (the Licensing Authority) (or, in the new centralized system, by the relevant EC institutions), once they are satisfied about the safety, efficacy and quality of the product.

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

Reimbursement systems vary in countries outside of the United States. Some countries do not provide reimbursement for certain of the products manufactured by the Company. Other countries that allow reimbursement may be subject to various restrictions. The ability of providers to purchase the Company’s products in these countries is impacted by the amount of reimbursement available from third-party payors.

The Company has obtained “procedure codes” for its homecare products from the Centers for Medicare and Medicaid Services (CMS) (formerly known as the Healthcare Financing Administration). These procedure codes enhance the ability of medical product distributors and dealers to obtain reimbursement for providing products to patients covered by Medicare and other insurance payers. However, reimbursement levels can be reduced after a procedure code has been established.

The amount of reimbursement that a hospital can obtain under the Medicare Diagnosis Related Group (DRG) payment system for utilizing the Company’s products in treating patients is a primary determinant of the revenue that can be realized by the Company as well as medical product distributors and dealers who resell or rent the Company’s hospital products. Many private insurance programs also utilize the Medicare DRG system. The various uses of the Company’s hospital products to treat patients are provided within the DRG system. The levels of reimbursement under the DRG system are also subject to review and change. In August 2006 CMS published a final rule to modify the Medicare Inpatient Prospective Payment System. The rule adds or modifies some DRG codes which CMS hopes will more closely align payments based on severity of the illness.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the 2003 Act) was signed into law on December 8, 2003. The 2003 Act reduced medical reimbursement for respiratory drugs and home oxygen to homecare providers and placed a freeze on current reimbursement levels for Durable Medical Equipment (DME) through 2008, including certain of the Company’s products. As required by the 2003 Act, Medicare plans to implement competitive bidding of durable medical equipment in 10 of the largest Metropolitan Statistical Areas (MSA) by the end of 2007, and in 80 of the largest MSAs by the end of 2009. Although specific DME products and services that will be included in competitive bidding have not yet been determined, it is likely that some of the Company’s product offerings will be included.

In February 2006 the US Congress passed the Deficit Reduction Act of 2005 (2005 Act) which contained Medicare payment reductions for home oxygen equipment, and certain durable medical equipment classified by Medicare as capped rental equipment. In August 2006 CMS published a proposed regulation to implement the 2005 Act which could reduce Medicare reimbursement in 2007 for oxygen equipment and capped rental equipment. Additional reimbursement reductions for home oxygen were proposed in President Bush’s Fiscal Year 2007 budget proposal, and could also be enacted into law. Both the federal government and state legislatures are considering options for containing growth in the Medicaid program.

Reimbursement reductions, coverage restrictions, and alternative payment systems implemented by state Medicaid policies add to an uncertain reimbursement environment. These changes in medical reimbursement may have a future adverse impact on the Company’s results of operations, although the Company believes that its product breadth and diversification and manufacturing efficiencies will help to mitigate the potential financial impact of the medical reimbursement reductions.

Employees

The Company currently has approximately 4,700 employees, including approximately 1,233 hourly employees in the U.S. and 1,050 hourly employees in the Far East. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations and export sales is discussed in Item 1, “Business - Sales, Distribution and Marketing,” and set forth in Note O of the Consolidated Financial Statements included in this Annual Report.

Item 1A. Risk Factors

The following factors, among other items, could cause the Company’s future results to differ from those contained in forward-looking statements made in this report and presented elsewhere by management from time-to-time. Such factors, among others, may have a material adverse effect on the Company’s business, financial condition and results of operations. The risks identified in this section are not all inclusive. The Company operates in a dynamic and competitive environment. New risk factors affecting the Company emerge from time-to-time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company or the extent to which any individual factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Due to these inherent risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Additionally, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following discussion of the Company’s risk factors speaks only as of the date on which they were made and should be read in conjunction with the consolidated financial statements and related notes included herein. Because of these and other factors, past financial performance should not be considered an indication of future performance.

INDUSTRY RISKS

The Company participates in a highly competitive environment.

The markets the Company participates in are highly competitive and are characterized by frequent product improvements and evolving technology. The Company’s ability to compete successfully depends, in part, on its ability to develop, manufacture and market innovative new products. The development of innovative new products by competitors or the discovery of alternative treatments or potential cures for the conditions that the Company’s products treat could make Respironics’ products noncompetitive or obsolete.

Additionally, some competitors may have greater financial, research and development, manufacturing and marketing resources than Respironics. The consolidation by the Company’s competitors could result in greater competition. Increased competition could lead to greater increases in pricing pressure. If innovative new products cannot be developed, the Company may not be able to maintain competitive pricing and market share.

The decline in the availability of, or the increase in cost of raw materials could increase the Company’s costs of producing its products or limit the Company’s ability to meet sales demand.

The Company generally performs all major assembly work on all of its products. It manufactures many of the plastic components for its face mask products and uses subcontractors to supply certain other components, including printed circuit boards, motor / blower assemblies, and plastics. The Company purchases the component parts for its major products from a number of different suppliers. Where appropriate, the Company employs contracts with its suppliers, both domestically and internationally. The Company believes that its relationships with its suppliers are satisfactory and that alternative sources of supply are available. The raw materials used in the Company’s components have historically been readily available. However, loss of a key supplier or access to certain raw materials could have a material adverse impact on the Company.

From time-to-time, the prices and availability of these raw materials may fluctuate due to global market demands, which could impair the Company’s ability to procure necessary materials, or could increase the cost of such materials. Inflationary and other increases in costs of these raw materials may occur from time-to-time. In addition, freight costs associated with shipping and receiving product are impacted by fluctuations in the cost of oil and gas. A reduction in the supply or an increase in the cost of those raw materials could impact the Company’s ability to manufacture its products and could increase the cost of production.

The Company is subject to substantial domestic and international government regulation, including regulatory quality standards applicable to its manufacturing and quality processes. Failure by the Company to comply with these standards could have an adverse effect on the Company’s business, financial condition, or results of operations.

The FDA regulates the approval, manufacturing, and sales and marketing of many of the Company’s products in the U.S. Significant government regulation also exists in Canada, Japan, Europe, and other countries in which the Company conducts business. As a device manufacturer, the Company is required to register with the FDA and is subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require the Company to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, the Company is required to maintain certain ISO certifications in order to sell its products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Failure to comply with current governmental regulations and quality assurance guidelines could lead to temporary manufacturing shutdowns, product recalls or related field actions, product shortages or delays in product manufacturing. Efficacy or safety concerns, an increase in trends of adverse events in the marketplace, and/or manufacturing quality issues with respect to the Company’s products could lead to product recalls or related field actions, withdrawals, and/or declining sales.

From time-to-time the Company is required to conduct product recalls and/or field actions associated with certain of its products. The Company is currently conducting certain recalls and is investigating certain customer product complaints. The Company has accrued for the anticipated costs associated with these product matters in its consolidated balance sheets as of June 30, 2006 and 2005. There can be no assurance these accruals are adequate to cover the actual costs incurred related to these items.

The pricing, sales and marketing programs and arrangements, and related business practices of the industry are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial and administrative entities. These entities include the Department of Justice and its U.S. Attorney’s Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. Many of the healthcare laws under which certain of these governmental entities operate, including the federal and state anti-kickback statutes and statutory and common law false claims laws, have been construed broadly by the courts and permit the government entities to exercise significant discretion. In the event that any of those governmental entities believes that wrongdoing has occurred, one or more of them could institute civil or criminal proceedings, which, if instituted and resolved unfavorably, could subject the Company to substantial fines, penalties and injunctive or administrative remedies, including exclusion from government reimbursement programs. The Company also cannot predict whether any investigations will affect its marketing practices or sales. Any such result could have a material adverse impact on the Company’s results of operations, cash flows, financial condition, or its business.

Sales may decline if the Company’s customers do not receive adequate levels of reimbursement from third-party payors for the Company’s products and if certain types of healthcare programs are adopted in the Company’s key markets.

In the United States, healthcare providers that purchase the Company’s products generally rely on payments from third-party payors (principally federal Medicare and private health insurance plans) to cover all or a portion of the cost of the Company’s products. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, the Company may experience increased selling price pressure and/or weakened demand for its products. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of the Company’s products.

Outside the U.S., reimbursement systems vary significantly from country-to-country. In the majority of the international markets in which the Company’s products are sold, government-managed healthcare systems mandate the reimbursement rates and methods for medical devices and procedures. If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of the Company’s products may decline. Many foreign markets, including Canada, and some European and Asian countries, have tightened reimbursement rates. The ability of the Company to continue to sell certain of its products profitably in these markets may diminish if the government-managed healthcare systems continue to reduce reimbursement rates.

A natural or man-made disaster could have a material adverse effect on the Company’s business.

The Company has approximately ten manufacturing operations located throughout the world. However, a significant portion of the Company’s products are produced at its facility in Murrysville, Pennsylvania. In the event that this facility or any other significant facility were severely damaged or destroyed as a result of a natural or man-made disaster, the Company would be forced to shift production to its other facilities and/or rely on third-party manufacturers. Such an event could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company also operates a substantial amount of its business transactions on an integrated enterprise resource planning system. Failure by the Company to protect its systems from a cyber attack or other security breach could have a material adverse impact on the Company.

COMPANY RISKS

The Company’s future profitability depends on the success of the Company’s principal product lines.

Sales of the Company’s sleep apnea products accounted for approximately 54% of the Company’s net sales for the year ended June 30, 2006. The Company expects sales of sleep apnea products to continue to account for a significant portion of the Company’s aggregate sales. Any event adversely affecting the sale of sleep apnea products may, as a result, adversely affect the Company’s business, results of operations and financial condition.

The success of the Company depends on its ability to effectively market to home healthcare providers and sleep laboratories.

The Company markets certain products primarily to homecare providers and to sleep clinics that diagnose OSA and other sleep disorders. The role of homecare providers and sleep laboratories is significant in the determination of the brand of product a patient will use. The Company’s success depends on its ability to effectively market its products to homecare providers and sleep laboratories.

The Company markets to approximately 3,500 U.S. sleep laboratories and approximately 6,500 homecare providers, most of which use, sell or recommend multiple brands of products. Declining governmental and third-party reimbursement amounts have caused pricing pressure on homecare providers. Due to this, homecare providers may require price discounts and longer periods of time to pay for products purchased. The Company cannot assure that sleep physicians will continue to prescribe Respironics’ products, or that homecare providers or patients will not substitute competing products when a prescription specifying the Company’s products has been written.

Marketing activities targeted toward the population with a predisposition to sleep-disordered breathing, as well as primary care physicians and various medical specialists’ are ongoing. The Company cannot assure that these marketing efforts will be successful in increasing awareness of OSA or sales of Company products.

The inability to support continued growth could negatively impact the Company.

The Company has experienced substantial growth. The effective management of growth depends upon, among other things, the ability to monitor and improve manufacturing systems, information technology, quality and regulatory compliance systems, and financial and management reporting systems. The failure to attract and retain qualified employees, the failure to manage costs, or the inability to support current and future growth could negatively impact the Company.

The Company’s revenues are subject to risks arising from currency exchange rate fluctuations, which could adversely affect the Company’s results of operations or financial position.

During fiscal year 2006, sales of the Company’s products in foreign markets approximated $178,814,000 or 17% of the Company’s total revenues. Accordingly, the U.S. dollar value of the Company’s foreign-generated revenues varies with currency exchange rate fluctuations. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional, or global economic conditions, the imposition of currency exchange restrictions, and unexpected changes in regulatory or taxation environments. The local country currency of the Company’s subsidiaries outside the U.S. is the predominant currency used by the subsidiaries to transact business. Through its international operations, the company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on the Company’s results of operations.

The Company is subject to certain risks inherent in managing a global and decentralized organization.

The Company has significant international operations and operates under a decentralized operational structure. Certain risks are inherent in operating and selling products in a global and decentralized organization, including:

•	Difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	Foreign customers who may have longer payment cycles than customers in the U.S.;

•	Tax rates in certain foreign countries that may exceed those in the U.S., and foreign earnings that may be subject to withholding requirements;

•	The imposition of tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	General economic and political conditions in countries where the Company operates or where end users of the Company’s products reside;

•	Difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	Required compliance with a variety of foreign laws and regulations; and;

•	Other difficulties associated with managing a decentralized organization.

The inability to effectively market the Company’s products outside the U.S. could adversely impact profitability.

Approximately 30% of the Company’s revenues are generated outside the U.S., in approximately 131 different countries. Many of these countries have unique regulatory, medical, and business environments. The inability to effectively market the Company’s products outside the U.S. could have an adverse impact on the Company’s business, results of operations and financial condition.

The Company’s acquisition and strategic investment activity may not be successful.

As a part of the Company’s growth strategy, the Company seeks to make strategic investments and acquisitions of companies, products, and technologies to expand its presence in the sleep and respiratory markets. The Company may not be able to successfully manage and integrate future acquisitions and strategic investments. There are no assurances that any acquisition or investment opportunities will arise or if they do, that they will be consummated, or that any needed additional financing will be available on satisfactory terms when required. In addition, acquisitions and strategic investments involve risks that the businesses, products or technology acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses or technology acquired will prove incorrect, that the acquired businesses or technology may not be integrated successfully, and that the acquisitions may strain management resources.

The integration of operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges, particularly if several acquisitions occur within a short period of time. The Company may not be able to successfully integrate any business, products, technologies or personnel that may be acquired in the future, and the failure to do so could adversely affect the Company.

The Company may be adversely affected by the outcome of legal proceedings.

The Company may be party to various legal proceedings which could result in substantial costs and could harm the Company’s on-going operations. The results of legal proceedings are difficult to predict. The Company cannot provide assurance that an action or proceeding will not be commenced against it, or that the Company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the Company’s business, results of operations, liquidity or financial condition. The Company does accrue for the anticipated costs associated with legal matters in its consolidated balance sheets as of June 30, 2006 and 2005. There can be no assurance these accruals are adequate to cover the actual costs incurred related to these matters.

The Company’s intellectual property rights may expire, or they may not sufficiently protect its products, or the Company’s products may infringe on the intellectual property rights of third parties.

The Company relies on a combination of patents, trade secrets and non-disclosure agreements to protect its intellectual property. The Company’s success depends, in part, on its ability to obtain and maintain U.S. and foreign patent protection for its products. The Company currently has a number of pending patent applications. It is not possible to determine whether the Company will obtain any patents from these applications. Additionally, the claims in previously issued patents or pending applications may not provide the Company with significant protection against competitive products or otherwise be commercially valuable. Additionally, third party patents, patent applications, and other intellectual property, which are not known to the Company, may block or compete with the Company’s existing product lines.

Litigation may be necessary to enforce the Company’s patents, to protect existing proprietary rights, or to defend third party infringement claims. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time consuming, even in those instances in which the outcome is favorable. If the outcome of any litigation or proceeding were adverse, the Company could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties, may be forced to redesign or rename its products, or could be required to cease sales of the affected products. Additionally, the laws regarding the enforceability of patents vary by country; therefore, any patent issues faced by the Company may not be uniformly resolved.

The Company is exposed to certain credit risks, resulting primarily from customer sales.

Substantially all of the Company’s receivables are due from homecare providers, distributors, hospitals, and independent leasing companies. The Company’s customers are located throughout the U.S. and around the world. A significant portion of products sold to providers, distributors and hospitals, both foreign and domestic, is ultimately funded through government reimbursement programs or through private insurance programs. As a consequence, changes in these programs can have an adverse impact on the liquidity and profitability of the Company’s customer base. In addition, because a concentration of market share exists in the sleep and home respiratory product industry in the U.S. among national and large regional homecare providers, the Company experiences a comparable concentration of credit risk with these customers.

The Company records an estimated allowance for uncollectible amounts based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Respironics’s inability to collect on its trade accounts receivable from major customers could substantially reduce the Company’s income and have a material adverse effect on its financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information with respect to the location and general character of the Company’s principal properties is included in Item 1, “Business - Manufacturing and Properties.”

Item 3. Legal Proceedings

Invacare Litigation

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (Invacare) in the U.S. District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the company’s patents are invalid. Discovery has concluded, and the Court delivered an opinion on issues regarding the interpretation of patent claims on August 30, 2006. The Court postponed the May 2006 trial but has not yet set a new trial date.

On August 6, 2004, Invacare filed a lawsuit against the Company in the U.S. District Court in the Northern District of Ohio alleging that the Company has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability of competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. The Company is vigorously defending itself in this suit.

Other

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year 2006, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of June 30, 2006, 79,730,591 shares of the Company’s common stock were issued, of which 6,990,315 were held in treasury. The common stock is traded on the NASDAQ Stock Market under the symbol “RESP.” As of September 1, 2006, there were approximately 2,600 holders of record of the Company’s common stock.

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

High and low sales price information for the Company’s common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2006:

	First	Second	Third	Fourth
High	$42.18	$42.62	$38.91	$37.96
Low	$36.06	$35.73	$34.14	$33.39

Fiscal year ended June 30, 2005:

	First	Second	Third	Fourth
High	$29.48	$28.45	$30.76	$37.40
Low	$25.08	$21.88	$26.08	$29.13

The Company did not repurchase any shares of its common stock during the years ended June 30, 2006, 2005, or 2004. On a cumulative basis since inception of a previously disclosed stock repurchase plan that was initially approved by the Company’s Board of Directors in August 1998, through June 30, 2006 the Company repurchased 7,600,000 shares at an average price per share of approximately $5.75. A maximum of 8,000,000 shares may be repurchased under this program (from which 400,000 shares remain available for repurchase as of June 30, 2006), for which there is no expiration date. The Company may continue to repurchase shares of its common stock for cash in the open market, or in negotiated block transactions, from time-to-time as market and business conditions warrant.

Item 6. Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Company’s consolidated financial statements and related notes as well as the section of the report titled Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The results of operations of acquired entities, including the oxygen generation technology acquired in October 2005; OxyTec acquired in April 2006; and Omni Therm, acquired in May 2006; Mini-Mitter, acquired in April 2005; Profile acquired in July 2004; Caradyne, acquired in February 2004; BiliChek, acquired in March 2003; Fuji, acquired in May 2002; and Novametrix, acquired in April 2002, have been included in the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

Income Statement Data:

	Year Ended June 30
	2006 (1)(3)(5)	2005 (1)	2004 (1)	2003 (1)	2002 (2)(4)
	(Amounts in thousands except per share data)
Net sales	$1,046,141	$911,497	$759,550	$629,817	$494,919
Cost of goods sold	473,263	413,215	356,625	310,385	260,795

	572,878	498,282	402,925	319,432	234,124

General and administrative expenses, excluding acquisition earn-out expenses	149,485	123,040	100,232	83,731	60,719
Acquisition earn-out expenses	2,935	3,493	8,533	2,036	—
Sales, marketing and commission expenses	206,433	182,796	147,740	116,300	86,189
Research and development expenses	58,966	45,625	29,478	24,047	17,317
Contribution to Foundation	1,500	3,000	2,844	—	—
Restructuring and acquisition-related expenses	3,953	6,415	10,942	17,789	2,288
Impairment charge	—	—	—	—	2,006
Other (income) expense, net	(9,616)	(1,806)	(2,078)	639	1,569

Income before income taxes	159,222	135,719	105,234	74,890	64,036
Income taxes	59,329	51,363	40,214	28,309	25,619

Net income	$99,893	$84,356	$65,020	$46,581	$38,417

Diluted earnings per share	$1.36	$1.17	$0.92	$0.68	$0.60

Diluted shares outstanding	73,570	72,255	70,619	68,688	64,016

(1)	Refer to Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(2)	Includes the impact of a non-recurring purchase accounting adjustment related to reversing acquisition date inventory fair market value adjustments as inventory was sold subsequent to the acquisition of Novametrix ($1,653,000), restructuring and acquisition-related expenses related to the integration of Novametrix ($2,288,000), and an asset impairment charge ($2,006,000).
(3)	Includes a gain of $4,398,000 as result of the sale of Company’s investment in AirLogix. See Note S to the Consolidated Financial Statements for additional information.
(4)	Includes $3,507,000 of goodwill amortization expense in fiscal year 2002. As of July 1, 2002, the Company ceased amortizing goodwill due to the adoption of Financial Accounting Standards Board (FASB) No. 142, “Goodwill and Other Intangible Assets”.
(5)	Includes stock compensation expense totaling $11,955,000, pursuant to the Company’s adoption of FASB No. 123(R), “Share-Based Payment” (FASB No. 123(R)) on July 1, 2005.

All amounts reflected in the above footnotes are reported on a pre-tax basis.

Balance Sheet Data:

	June 30
	2006	2005	2004	2003	2002
	(Amounts in thousands)
Working capital	$431,050	$338,102	$301,032	$212,787	$198,966
Total assets	1,017,378	878,446	711,139	582,196	550,911
Total long-term obligations	26,756	29,241	26,897	16,513	59,502
Shareholders’ equity	764,448	627,646	519,053	426,869	367,720

There were no cash dividends declared or paid during any of the periods presented in the above table.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

The Company reported record financial results in fiscal year 2006, exceeding $1 billion in revenues. The year was marked by the Company’s continued growth in the global OSA marketplace, the successful release of the new M Series family of CPAP products, the further acceptance and adoption of the Company’s ventilation therapies in various geographic markets, and successful international expansion. The Company’s strategy is to continue to grow these core drivers, while also broadening the scope of its products in the sleep and home respiratory markets. In connection with this strategy, during 2006, the Company continued to invest and gain critical mass in Respiratory Drug Delivery, Children’s Medical Ventures, and Sleep Well Ventures. Listed below are some of the individual measures of the Company’s performance in 2006 and other significant highlights:

•	The Company achieved 15% revenue growth in fiscal year 2006 compared to fiscal year 2005, led by global OSA growth of $89,880,000, or 18% (domestic - 17%; international - 19%). The Company’s growth in OSA therapy products was achieved through the success of recent product introductions, including the M Series family of CPAP devices and new masks, and the Company’s overall product breadth in OSA therapy, continued acceptance and recognition of C-Flex technology among patients and providers, strong sales channels with sleep labs, thought leaders, and homecare providers, strength of the sales force and the success of customer programs, and growth of the domestic sleep apnea therapy market (estimated to be approximately 15% - 20%). Overall global hospital ventilation growth was $16,915,000, or 15% compared to fiscal year 2005, as the Company’s Esprit and Vision critical care ventilators continued to gain market acceptance. The Company’s global Respiratory Drug Delivery revenue exceeded the $53,000,000 level during the 2006 fiscal year, representing 34% growth compared to the prior year. The primary geographic locations experiencing organic revenue increases were the U.S., Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs.

•	The Company completed several business acquisitions during fiscal year 2006, enabling the Company to expand its presence in the oxygen market and Children’s Medical Ventures by enhancing the breadth of products and services in these areas. Overall, $5,580,000 of incremental sales were contributed by acquired companies in fiscal year 2006, primarily from acquisitions made in the prior year represents less than 1% of the Company’s sales.

•	The Company achieved earnings of $1.36 per diluted share in fiscal year 2006, compared to $1.17 per diluted share in fiscal year 2005. The improved earnings were primarily driven by the 15% revenue growth described above. Fiscal year 2006 earnings also included stock compensation expense totaling $8,524,000 or $0.12 per diluted share after tax, pursuant to the Company’s adoption of FASB No. 123(R).

•	The Company spent approximately $58,966,000 on research and development activities in fiscal year 2006, which represents 6% of net sales. The Company introduced a number of new products across all major product groups, including the REMstar M Series sleep therapy device system; two new patient interface products, the ComfortFull 2 and ComfortLite 2; Software enhancements for the Alice sleep diagnostic device; the international launch of the Synchrony II noninvasive ventilator and the Virtuox overnight oximetry testing software. New hospital products include the Cadence, Breathing System; the LoFlo C5 Engine. Software and functional enhancements were made to the Espirit ventilation system; international release of the Esprit – NICO interface and the I-neb Adaptive Aerosol Delivery (AAD) System.

•	During the 2006 fiscal year the Company contributed $1,500,000 to the Respironics Sleep and Respiratory Research Foundation (Foundation), which was formed for scientific, educational, and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

•	On July 21, 2005, Centene Corporation (Centene) acquired AirLogix, Inc. (AirLogix) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix. As a result of the sale, the Company received $5,488,000 of proceeds and recorded a pre-tax gain of $4,398,000.

•	During the 2006 fiscal year, the Company incurred $3,953,000 of restructuring and acquisition-related expenses. This included costs associated with the integration of recently acquired companies. Additionally, in the fourth quarter of 2006, the Company announced the closure of its Galway, Ireland manufacturing facility. As a result of this closure the Company incurred $1,640,000 of restructuring and acquisition-related expenses. Products previously manufactured in Galway (including the NeoPAP and WhisperFlow) will be transferred to the Wallingford, Connecticut, Carlsbad, California, and Murrysville, Pennsylvania manufacturing facilities. The Company expects the transition to complete by December 31, 2006.

•	The Company adopted FASB No. 123(R) on July 1, 2005, as such, which resulted in the recognition of stock compensation expenses in the consolidated statement of operations during the fiscal year ended June 30, 2006. The Company adopted FASB No. 123(R) using the modified prospective method, prior period financial statements have not been restated. Stock-based compensation expenses for the year ended June 30, 2006 totaled $11,955,000 on a pre-tax basis ($8,524,000 after tax, or $0.12 per basic and diluted share).

•	The Company generated $92,965,000 in cash from operations during the 2006 fiscal year. After spending $29,227,000 on the acquisition of businesses, intangible assets, and strategic investments, during the 2006 fiscal year, the Company added $30,719,000 to its cash, cash equivalents and short-term investments balance during the year. As of June 30, 2006, the Company has $265,351,000 of cash, cash equivalents, and short term investments and $148,735,000 in borrowing capacity under its Revolving Credit Agreement available for future expansion.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005:

Year ended June 30	2006	2005	Percent Increase (Decrease)
Net sales	$1,046,140,962	$911,496,811	15%
Cost of goods sold	473,263,286	413,214,533	15%

	572,877,676	498,282,278	15%

General and administrative expenses (excluding acquisition earn-out expenses)	149,484,784	123,040,210	21%
Acquisition earn-out expenses	2,934,571	3,492,699	(16%)
Sales, marketing and commission expenses	206,433,281	182,796,568	13%
Research and development expenses	58,966,164	45,625,059	29%
Contribution to foundation	1,500,000	3,000,000	(50%)
Restructuring and acquisition-related expenses	3,953,312	6,415,363	(38%)
Other income	(9,616,528)	(1,806,475)

	413,655,584	362,563,424	14%

INCOME BEFORE INCOME TAXES	159,222,092	135,718,854	17%
Income taxes	59,328,706	51,362,800	16%

NET INCOME	$99,893,386	$84,356,054	18%

Diluted earnings per share	$1.36	$1.17	16%

Diluted shares outstanding	73,570,239	72,254,509

Net sales—Net sales for the year ended June 30, 2006 were $1,046,141,000, representing a 15% increase over sales of $911,497,000 recorded for the year ended June 30, 2005. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$535,654,000	51%	$463,073,000	51%	72,581,000	16%
Domestic Hospital Products	189,128,000	18%	162,138,000	18%	26,990,000	17%
International Products	321,359,000	31%	286,286,000	31%	35,073,000	12%

	$1,046,141,000	100%	$911,497,000	100%	134,644,000	15%

The Company’s core growth drivers—devices for the diagnosis and treatment of OSA, total ventilation solutions aimed at the range of ventilator-assisted patients and international expansion—as well as other emerging product lines, including Respiratory Drug Delivery and Children’s Medical Ventures—led the Company’s year-over-year growth during the year ended June 30, 2006. Changes in foreign currency exchange rates reduced revenues by $7,941,000 (1%) during the year ended June 30, 2006 compared to the prior year. Revenues from acquired businesses contributed $5,580,000 (less than 1%) of revenues during the fiscal year ended June 30, 2006. On July 1, 2005, the Company changed the reporting classification of certain product revenues within the Sleep and Home Respiratory, Hospital, and International product categories. These changes are reflected in the table above and the following discussion for all periods presented. The reporting classification is consistent with the way the product groups are described in Item 1.

The Company’s domestic Sleep and Home Respiratory revenue gains during the year ended June 30, 2006 were led by year-over-year increases of $66,520,000 (17%) in OSA (consisting of sleep therapy and sleep diagnostics products). The Company’s growth in OSA was achieved through the Company’s overall product breadth in OSA therapy, strong sales channels with thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% – 20%). The increase in sleep therapy revenues was achieved as the Company continued its transition to the new M Series platform of CPAP devices. The new CPAP series incorporates the Company’s C-flex technology, as well as auto titrating capability in certain devices. The Company’s Alice 5 Sleep Diagnostics System also continued to gain acceptance in sleep labs, posting a domestic year-over-year increase of $7,381,000 (63%) in the year ended June 30, 2006.

Sales of domestic Hospital products during the year ended June 30, 2006 increased by $26,990,000 (17%). Sales of domestic Critical Care products (consisting of ventilation therapy and cardiorespiratory monitoring products) increased by $14,241,000 (17%) during the year ended June 30, 2006. These gains were led by increased Vision and Esprit ventilator sales. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) increased by $10,097,000 (40%) during the fiscal year ended June 30, 2006. These increases were largely driven by the success of the Company’s I-neb Adaptive Aerosol Delivery System. Domestic Children’s Medical Venture product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $2,652,000 (5%) during the year ended June 30, 2006.

The Company’s international growth during the year ended June 30, 2006 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increases were driven by OSA, which increased by $23,359,000 (19%) during the fiscal year ended June 30, 2006. International Hospital product sales increased by $10,948,000 (14%) for the year ended June 30, 2006. The increase was driven primarily by higher ventilation therapy and respiratory drug delivery product sales. The Company’s international revenue growth occurred across many key markets, with Europe, Canada, the Far East / Asia Pacific, and South and Latin Americas all experiencing revenue increases.

Gross Profit—The Company’s gross profit was 55% of net sales for the years ended June 30, 2006 and 2005. Gross profit percentage remained flat as the Company transitioned to the new M Series platform of CPAP devices in the last two quarters of fiscal year 2006. The margin pressure from the CPAP platform transition were partially offset by higher revenue, product sales mix and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes, resulting in the Company maintaining its gross profit at 55% of sales. During this transition the Company continued to aggressively sell its legacy CPAP platform, sometimes at discounted prices and has not yet reached peak manufacturing efficiency on the new M Series.

General and Administrative Expenses (excluding acquisition earn-out expenses)— General and administrative expenses were $149,485,000 (14% of net sales) for the year ended June 30, 2006, compared to $123,040,000 (13% of net sales) for the year ended June 30, 2005. The dollar increases for the year ended June 30, 2006 were due primarily to stock-based compensation expenses as a result of the adoption of FASB 123(R); higher employee compensation consistent with the growth of the Company’s business and the financial performance achieved during the fiscal year; and other expenses incurred consistent with the Company’s growth, including warranty and business development expenses.

Acquisition Earn-out Expenses— During the years ended June 30, 2006 and 2005, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 acquisition of Fuji equal to $2,935,000 and $3,493,000 (less than 1% of net sales in both periods), respectively. See Note R to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses— Sales, marketing and commission expenses were $206,433,000 (20% of net sales) for the year ended June 30, 2006, compared to $182,797,000 (20% of net sales) for the year ended June 30, 2005. The dollar increases were driven by stock-based compensation expenses as a result of the adoption of FASB 123(R); higher variable sales force compensation, consistent with the increase in sales levels from the prior year; and the Company’s continued investments in sales and marketing programs and sales force, especially in the international markets as well as related to the market release of M Series.

Research and Development Expenses— Research and development expenses were $58,966,000 (6% of net sales) compared to $45,625,000 (5% of net sales) for the prior year. The increase was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in certain of the Company’s major product lines were made during the year and are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the years ended June 30, 2006 and 2005, respectively, the Company made contributions totaling $1,500,000 (less than 1% of net sales) and $3,000,000 (less than 1% of net sales) to the Foundation. The Foundation was formed for scientific, educational and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the year ended June 30, 2006, the Company incurred restructuring and acquisition-related expenses of $3,953,000, related primarily to closure of its Galway, Ireland manufacturing facility ($1,640,000), the integration of acquired companies (Profile and Mini-Mitter $2,211,000), and other costs ($102,000). Current year expense related to the closure of the Galway, Ireland manufacturing facility is primarily comprised of employee termination benefits, lease termination costs, and grant money which must be refunded to local governmental agencies. It is anticipated that the closure of the Galway, Ireland manufacturing facility will result in future cost reductions and operational efficiencies. Products previously manufactured in Galway (including the NeoPAP and Whisperflow) will be transitioned to the Wallingford, Connecticut, Carlsbad, California, and Murrysville, Pennsylvania manufacturing facilities. While the facility is expected to close by October 31, 2006, the Company expects the transition to be complete by December 31, 2006.

During the year ended June 30, 2005, the Company incurred restructuring and acquisition-related expenses of $6,415,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility ($4,701,000) and the integration of recently acquired companies ($2,611,000), offset by a reduction to the reserve for idle facility lease obligation at the Kennesaw, Georgia manufacturing facility based on increased utilization ($897,000 credit).

See Note Q to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

Other Income—Other income was $(9,617,000) for the year ended June 30, 2006 as compared to $(1,806,000) for the year ended June 30, 2005. Other income in the year ended June 30, 2006 includes a one-time gain of $(4,398,000) from the sale of a minority equity investment in AirLogix that is more fully described in Note S to the consolidated financial statements. Other income in all periods presented is also comprised of net interest income and realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note J to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 37% for the year ended June 30, 2006 compared to 38% for the year ended June 30, 2005, despite the current year adoption of FASB No. 123(R) that added 1% to the tax rate. The decrease in the Company’s effective tax rate from the prior year was driven by income tax benefits associated with various on-going tax planning activities, primarily in the state and international tax areas. Additionally, in the prior year, the Company incurred additional income tax expense from the repatriation of foreign earnings that is more fully described in Note M to the Consolidated Financial Statements.

Except as disclosed in Note M to the Consolidated Financial Statements, the Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that these assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

Net Income—As a result of the factors described above, the Company’s net income was $99,893,000 (10% of net sales) or $1.36 per diluted share for the year ended June 30, 2006 as compared to net income of $84,356,000 (9% of net sales) or $1.17 per diluted share for the year ended June 30, 2005. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $11,955,000 on a pre-tax basis, or $0.12 per basic and diluted share after tax for the year ended June 30, 2006. Additionally, restructuring and acquisition-related expenses totaled $3,953,000 on a pre-tax basis in fiscal year 2006, or approximately $0.03 per diluted share after tax, compared to $6,415,000 on a pre-tax basis, or approximately $0.05 per diluted share after tax in fiscal year 2005.

Fiscal Year Ended June 30, 2005, Compared to Fiscal Year Ended June 30, 2004:

Year ended June 30	2005	2004	Percent Increase (Decrease)
Net sales	$911,496,811	$759,549,845	20%
Cost of goods sold	413,214,533	356,625,125	16%

	498,282,278	402,924,720	24%

General and administrative expenses (excluding acquisition earn-out expenses)	123,040,210	100,231,728	23%
Acquisition earn-out expenses	3,492,699	8,533,000	(59)%
Sales, marketing and commission expenses	182,796,568	147,739,729	24%
Research and development expenses	45,625,059	29,477,699	55%
Contribution to foundation	3,000,000	2,844,475	5%
Restructuring and acquisition-related expenses	6,415,363	10,942,352	(41)%
Other (income), net	(1,806,475)	(2,078,417)

	362,563,424	297,690,566	22%

INCOME BEFORE INCOME TAXES	135,718,854	105,234,154	29%
Income taxes	51,362,800	40,214,309	28%

NET INCOME	$84,356,054	$65,019,845	30%

Diluted earnings per share	$1.17	$0.92	27%

Diluted shares outstanding	72,254,509	70,618,700

Net sales— Net sales for the year ended June 30, 2005 were $911,497,000 representing a 20% increase over sales of $759,550,000 recorded for the year ended June 30, 2004. The Company’s sales growth occurred across all product groups, summarized as follows.

	Year Ended June 30				Dollar Increase	Percent Increase
	2005		2004
Domestic Sleep and Home Respiratory Products	$463,073,000	51%	$402,595,000	56%	60,478,000	15%
Domestic Hospital Products	162,138,000	18%	144,630,000	19%	17,508,000	12%
International Products	286,286,000	31%	212,325,000	25%	73,961,000	35%

Total	$911,497,000	100%	$759,550,000	100%	151,947,000	20%

Domestic sleep and home respiratory product sales for the year ended June 30, 2005 were driven primarily by year-over-year increase totaling $64,620,000 (20%) in OSA. The Company’s growth in OSA therapy products was achieved through the success of recent product introductions and the Company’s overall product breadth in OSA therapy, continued acceptance and recognition of C-Flex technology among patients and providers, strong sales channels with sleep labs, thought leaders, and homecare providers, strength of the sales force and the success of customer programs, and growth of the domestic OSA therapy market (estimated to be approximately 15%—20%).

Within domestic hospital product sales, ventilation growth was 5% during the year ended June 30, 2005. During fiscal year 2005 the Company initiated a change related to the distribution of its BiPAP Vision noninvasive ventilation system, whereby the Company transitioned from distributor-based sales to a direct-sales model for this product line. Effective July 1, 2005 the Company began selling the Vision ventilator directly to its domestic hospital customers. During the transition, this change resulted in lower overall hospital ventilation growth in fiscal year 2005. The Company’s Esprit critical care ventilator continued to gain market acceptance in 2005, evidencing the growing acceptance of the Company’s approach to the management of ventilated patients in the hospital setting. Sales of Children’s Medical Ventures developmental infant care products constituted the majority of the remainder of the sales increase over the prior year.

The Company’s international growth during the year ended June 30, 2005 included increased sales of both sleep and home respiratory and hospital products; the most significant increases coming from OSA ($28,187,000 increase over the prior year, representing 29% growth), home ventilation systems and accessories ($19,131,000 over the prior year, representing 32% growth), and international hospital ventilation products ($10,454,000 increase over the prior year, representing 27% growth). The Company’s 2005 acquisitions, including Profile and Caradyne, contributed $27,238,000 of international sales during the year ended June 30, 2005. The primary geographic locations experiencing organic revenue increases were Europe and the Far East/Asia Pacific, where the Company has made significant investments in sales force and marketing programs. Changes in foreign currency exchange rates contributed $4,500,000 of revenues during the year ended June 30, 2005 (less than 1% of net sales) compared to the prior year.

Gross Profit—The Company’s gross profit was 55% of net sales for the year ended June 30, 2005, compared to 53% of net sales for the year ended June 30, 2004. The increase in gross profit percentage was primarily due to higher revenue, product sales mix (between sales of electro-mechanical devices and masks and accessories and between domestic and international sales) and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

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

Acquisition Earn-out Expenses—During the years ended June 30, 2005 and 2004, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 Fuji acquisition of $3,493,000 (less than 1% of net sales) and $8,533,000 (1% of net sales), respectively. Included in the fiscal year 2004 amount was the impact of a revision to the estimated earn-out obligation due to Fuji’s positive financial performance since the acquisition date. See Note R to the Consolidated Financial Statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $182,797,000 (20% of net sales) for the year ended June 30, 2005 as compared to $147,740,000 (19% of net sales) for the year ended June 30, 2004. The increase was driven by higher variable sales force compensation, consistent with the increase in sales levels from the prior year, sales, marketing and commission expenses incurred at acquired companies (which contributed $8,850,000 of the increase), costs associated with the Company’s change in distribution of the BiPAP Vision Noninvasive Ventilation System, as well as the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $45,625,000 (5% of net sales) for the year ended June 30, 2005 as compared to $29,478,000 (4% of net sales) for the year ended June 30, 2004. The increases were due to the Company’s continuing commitment to research, development and new product introductions, as well as research and development expenses incurred at acquired companies (which contributed $5,048,000 of the increase). Significant product development efforts were in process and new product launches in many of the Company’s major product lines are scheduled over the next eighteen months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the years ended June 30, 2005 and 2004, respectively, the Company made contributions totaling $3,000,000 (less than 1% of net sales) and $2,844,000 (less than 1% of net sales) to the Foundation. The Foundation was formed for scientific, educational and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the year ended June 30, 2005, the Company incurred restructuring and acquisition-related expenses of $6,415,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility ($4,701,000) and the integration of recently acquired companies ($2,611,000), offset by a reduction to the reserve for idle facility lease obligation at the Kennesaw, Georgia manufacturing facility based on increased utilization ($897,000 credit). During the year ended June 30, 2004, the Company incurred restructuring and acquisition-related expenses of $10,942,000, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility. See Note Q to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

Other (Income) Expense, Net—Other (income) expense, net was $(1,806,000) for the year ended June 30, 2005 as compared to $(2,078,000) for the year ended June 30, 2004. Other (income) expense, net in all periods presented is comprised of interest income on cash and cash equivalents (net of interest expense on long-term debt), realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note J to the Consolidated Financial Statements.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the years ended June 30, 2005 and 2004. The income tax benefits associated with various on-going tax planning, primarily in the state and international tax areas, were offset by additional income tax expense from the repatriation of foreign earnings during the year ended June 30, 2005 (partially offset by foreign tax credits and other items) that is more fully described in Note M to the Consolidated Financial Statements, and higher non-deductible acquisition earn-out expenses during the year ended June 30, 2004.

Except as disclosed in Note M to the Consolidated Financial Statements, the Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that these assets can be realized, at a minimum, through carrybacks to prior years in which taxable income was generated.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company had working capital of $431,050,000 at June 30, 2006 and $338,102,000 at June 30, 2005. Net cash provided by operating activities for the year ended June 30, 2006 was $92,965,000, compared to $135,078,000 for the year ended at June 30, 2005 and $140,937,000 for the year ended June 30, 2004. Cash provided by operating activities for all years included increasing amounts of net income before the impact of depreciation, amortization and stock compensation (fiscal year 2006 only) expense. During the year ended June 30, 2006, this increase was offset by excess tax benefits from share-based payment arrangements that are required to be presented as a reduction to operating cash flows with a corresponding increase to financing cash flows, in accordance with FASB No. 123(R). The Company also made significant investment in working capital in 2006, including accounts receivable, as a result of the Company’s 15% sales growth, and inventories as a result of the Company’s growth and new product introductions including the CPAP transition to M Series.

Net cash used by investing activities was $94,135,000, $128,215,000, and $62,386,000 for fiscal years 2006, 2005, and 2004, respectively. During the year ended June 30, 2006, the Company paid $29,227,000 to acquire businesses, intangible assets, and strategic investments. Business acquisitions included: $8,400,000 to acquire an oxygen generation technology company, on October 6, 2005; $10,400,000 to acquire OxyTec on April 21, 2006; $2,510,000 to acquire Omni Therm on May 15, 2006; and $7,917,000 to acquire other businesses, intangible assets and strategic investments. Additional purchase price payments and transaction costs for previously acquired businesses totaled $6,063,000, $3,218,000, and $1,442,000, respectively, for the years ended June 30, 2006, 2005, and 2004. During the years ended June 30, 2006, 2005, and 2004 cash used by investing activities included capital expenditures of $58,484,000, $61,900,000, and $51,391,000 respectively, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. Prior year capital expenditures also included the purchase of a 138,000 square foot facility near the Company’s current Murrysville, Pennsylvania, campus for a purchase price of $5,500,000 (net of rent that was prepaid by the seller for a transitional rental period that is recorded in accrued expenses and other current liabilities in the consolidated balance sheet). During the 2006 fiscal year, cash flows used in investing activities also include $5,847,000 invested in short-term marketable securities and $5,488,000 of proceeds from the sale of AirLogix. During the year ended June 30, 2005, the Company paid $63,097,000 to acquire businesses, including: $43,524,000 to acquire Profile, net of cash acquired in the transaction of $4,675,000 on July 1, 2004; $10,085,000 to acquire Mini-Mitter on April 1, 2005; and $9,488,000 to acquire other businesses and representing additional purchase price payments and transaction costs for previously acquired businesses.

Net cash provided (used) by financing activities was $26,050,000, $35,323,000, and $17,995,000 during the years ended June 30, 2006, 2005, and 2004, respectively. These amounts include proceeds from the issuance of common stock under the Company’s stock option plans of $18,625,000, $24,971,000, and $18,070,000, respectively, during the years ended June 30, 2006, 2005, and 2004. The Company also received proceeds from equipment financing at its Fuji subsidiary in Japan, in the amount of $13,084,000, $16,415,000, and $10,419,000, during the years ended June 30, 2006, 2005, and 2004, respectively. These proceeds were partially offset by payments on these equipment financing arrangements and other long-term borrowings in each year of $12,182,000, $6,063,000, and $10,494,000, respectively. Cash provided by financing activities in fiscal year 2006 also includes $6,524,000 of excess tax benefits from share-based payment arrangements.

The Company believes that its sources of funding — consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,735,000 at June 30, 2006), and its accumulated cash and cash equivalents and short-term investments— will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. See Notes H and K to the Consolidated Financial Statements for additional information about these obligations and commitments. The composition and nature of these obligations and commitments have not changed materially since June 30, 2005.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (LIBOR). As of June 30, 2006, no borrowings are outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of June 30, 2006:

Contractual Obligations and Commercial Commitments

		Payments Due by Period
Contractual Obligations	Total	Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Short-term and long-term debt	$1,244,000	$964,000	$280,000	$—	$—
Capital lease obligations	43,712,000	17,237,000	21,734,000	4,741,000	—
Operating leases	41,155,000	9,667,000	13,727,000	9,236,000	8,525,000
Amounts payable to selling parties of previously acquired businesses	7,364,000	6,864,000	500,000	—	—

Total contractual obligations	$93,475,000	$34,372,000	$36,241,000	$13,977,000	$8,525,000

		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,265,000	$1,265,000	$—	$—	$—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Mini-Mitter, the acquired oxygen generation technology company, and OxyTec, for which the total amount of the obligations will not be known until the occurrence of future events. Obligations pertaining to the Fuji acquisitions are scheduled to be paid by December 31, 2006 and are reflected in the table above. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of June 30, 2006 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note R to the Consolidated Financial Statements for additional information about these obligations.

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

As of June 30, 2006, the total exposure for unpaid installment receivables approximates $15,718,000, compared to $16,835,000 as of June 30, 2005. Included in these amounts are unpaid installment receivables totaling $14,970,000 and $16,087,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at June 30, 2006 and June 30, 2005, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $3,406,000 and $1,765,000 as of June 30, 2006 and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2006 and 8% during the years ended June 30, 2005 and 2004. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

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

Foreign Exchange Rates—The Company’s functional currency is the U.S. Dollar and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Hong Kong Dollar, the Swiss Franc, and the Chinese Yuan. As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note J to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the year ended June 30, 2006, sales denominated in currencies other than the U.S. Dollar totaled $178,814,000, or approximately 17% of net sales (compared to 19% in the prior year). An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $16,256,000 for the year ended June 30, 2006. Foreign currency losses included in the determination of the Company’s net income, net of gains related to designated cash flow hedges, were $956,000 for the year ended June 30, 2006.

Inflation—Inflation has not had a significant effect on the Company’s business during the periods discussed.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FASB No. 154 changes the requirements for the accounting and reporting of a change in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. FASB No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt FASB No. 154 as of July 1, 2006.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (FASB No. 155). FASB No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FASB No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FASB No. 155 as of July 1, 2007, and does not expect that this statement will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB No. 156). FASB No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FASB No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FASB No. 156 as of July 1, 2007, and does not believe it will have a material impact to its consolidated financial statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (FIN 46R-6). FIN 46R-6 addresses certain implementation issues related to FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such “reconsideration event” occurs and for any new entities created.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 scopes income taxes out of FASB Statement No. 5, “Accounting for Contingencies.” FIN 48 is effective for an entity’s fiscal year beginning after December 15, 2006. The Company will adopt FIN 48 as of July 1, 2007, as required, and is currently evaluating the impact of such adoption on its financial statements.

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

Stock Based Compensation— In conjunction with the adoption of FASB 123(R), the Company is required to record the fair value of stock-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company’s expected stock-price volatility assumption is based on both current and historical implied volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the year ended June 30, 2006, the Company used a weighted-average expected stock-price volatility of 24.6% based upon the calculated volatility at the time of issuance.

The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the year ended June 30, 2006, the Company used a weighted-average expected option life assumption of 3.5 years. As of June 30, 2006, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $21,335,000, which will be recognized over a weighted-average period of 1.75 years.

The Company believes the above critical estimates are based on outcomes that are reasonably likely to occur. However, if the expected option life of grants made during the year ended June 30, 2006 were to increase by one year and simultaneously the expected volatility was to increase by 100 basis points, recognized compensation expenses would have increased by approximately $412,000 for the year ended June 30, 2006, and unrecognized compensation expense would have increased by $2,236,000 as of June 30, 2006.

Revenue Recognition—The Company’s revenues are recognized when title to product passes to the customer, which generally occurs upon shipment to a customer location and, in the case of rental revenue and long-term service contracts, is recognized ratably over the period the product is rented or service is performed. For those sales shipped FOB destination, revenue is recognized upon receipt by the customer. The Company’s standard conditions of sale do not include customer acceptance, installation, price protection agreements, or other post-shipment obligations. At times, the Company performs installation and/or training after certain products are shipped as a service to customers (at their request). As of June 30, 2006 and 2005 the amounts of deferred service revenue for post-shipment obligations were immaterial in relation to the Company’s financial condition and results of operations. The Company’s revenue transactions are sometimes made pursuant to standard terms and conditions included in distributor agreements and customer contracts. These contracts generally include price lists that apply to specified products shipped to customers during the terms of their agreement. These contracts also generally include rights of return provisions that only permit customers to return sold product in the case of a defective product or order entry, shipping, or similar error made by the Company. Product returns, which are recorded as a reduction of net sales and cost of sales, are generally insignificant in relation to net sales. The Company accrues for estimated sales returns and allowances based on historical trends, adjusted for specific product programs and individual transactions where appropriate.

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

Allowance for Uncollectible Accounts Receivable—Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Provisions to increase the allowance for uncollectible accounts receivable are recorded as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2006, 2005, and 2004. Substantially all of the Company’s receivables are due from homecare providers, distributors, hospitals, and independent leasing companies. The Company’s customers are located throughout the U.S. and around the world. A significant portion of products sold to homecare providers, distributors and hospitals, both foreign and domestic, is ultimately funded through government reimbursement or private insurance programs. As a consequence, changes in these programs can have an adverse impact on a homecare provider, distributor and hospital liquidity and profitability. In addition, because a concentration of market share exists in the sleep and home respiratory product industry in the U.S. among national and large regional homecare providers, the Company experiences a comparable concentration of credit risk with these customers. The company records an estimated allowance for uncollectible amounts based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Adverse changes in these factors may impair the ability of the Company’s customers to make payments; as a consequence, additional allowances for uncollectible accounts receivable may be required. The Company is also contingently liable, within certain limits, in the event of a customer default on unpaid installment receivables initiated by or transferred to several independent leasing companies in connection with customer leasing programs. The Company monitors the collection status of these installment receivables and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory—Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. Provisions to increase the allowance for obsolete and excess inventory are recorded as a component of cost of goods sold in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2006, 2005, and 2004. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future usage and sales. If it is determined that inventory on hand is in excess of estimated future usage and sales because of changes in competitive conditions, new product introductions, product obsolescence, changes in customer demand, or other reasons, additional allowances for obsolete and excess inventory may need to be provided. The establishment of these additional allowances may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

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

Contingencies—As a normal part of its business operations, the Company incurs liabilities that may be difficult to quantify precisely, such as future warranty obligations, potential liabilities relating to legal or regulatory matters, and tax exposures. The Company follows the requirements of FASB No. 5, “Accounting for Contingencies,” which dictate when a charge to income should be taken to accrue for a loss contingency. These requirements necessitate the application of judgment regarding the likelihood and amount of the liability. The Company will adopt FIN 48 effective on July 1, 2007 to address uncertainty in income tax positions.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report, including those contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” along with statements in reports filed with the SEC, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Respironics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

September 8, 2006

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

At June 30	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259,513,275	$234,632,280
Short-term investments	5,838,020	—
Trade accounts receivable	187,501,600	153,479,117
Inventories	124,149,106	96,314,972
Prepaid expenses and other current assets	19,196,541	11,930,547
Deferred income tax benefits	45,893,406	39,767,465

TOTAL CURRENT ASSETS	642,091,948	536,124,381
PROPERTY, PLANT AND EQUIPMENT
Land	4,371,831	4,387,557
Buildings	27,420,536	23,088,982
Production and office equipment	313,884,506	279,156,393
Leasehold improvements	10,982,910	9,386,856

	356,659,783	316,019,788
Less allowances for depreciation and amortization	218,717,264	188,643,863

	137,942,519	127,375,925
OTHER ASSETS	55,981,290	48,318,790
GOODWILL	181,361,861	166,627,295

TOTAL ASSETS	$1,017,377,618	$878,446,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,667,025	$57,474,169
Accrued expenses and other current liabilities	122,173,359	123,136,829
Current portion of long-term obligations	18,201,496	17,411,475

TOTAL CURRENT LIABILITIES	211,041,880	198,022,473
LONG-TERM OBLIGATIONS	26,755,813	29,240,901
OTHER NON-CURRENT LIABILITIES	15,131,953	23,537,406
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 79,730,591 shares at June 30, 2006 and 78,689,442 shares at June 30, 2005; outstanding 72,740,276 shares at June 30, 2006 and 71,698,913 at June 30, 2005	797,306	786,894
Additional capital	315,857,213	278,764,548
Accumulated other comprehensive income (loss)	(5,068,361)	(4,873,567)
Retained earnings	494,301,163	394,407,777
Treasury stock	(41,439,349)	(41,440,041)

TOTAL SHAREHOLDERS’ EQUITY	764,447,972	627,645,611

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,017,377,618	$878,446,391

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2006	2005	2004
Net sales	$1,046,140,962	$911,496,811	$759,549,845
Cost of goods sold	473,263,286	413,214,533	356,625,125

	572,877,676	498,282,278	402,924,720

General and administrative expenses (excluding acquisition earn-out expenses)	149,484,784	123,040,210	100,231,728
Acquisition earn-out expenses	2,934,571	3,492,699	8,533,000
Sales, marketing and commission expenses	206,433,281	182,796,568	147,739,729
Research and development expenses	58,966,164	45,625,059	29,477,699
Contribution to foundation	1,500,000	3,000,000	2,844,475
Restructuring and acquisition-related expenses	3,953,312	6,415,363	10,942,352
Other income, net	(9,616,528)	(1,806,475)	(2,078,417)

	413,655,584	362,563,424	297,690,566

INCOME BEFORE INCOME TAXES	159,222,092	135,718,854	105,234,154
Income taxes	59,328,706	51,362,800	40,214,309

NET INCOME	$99,893,386	$84,356,054	$65,019,845

Basic earnings per share	$1.38	$1.19	$0.95

Basic shares outstanding	72,310,655	70,895,884	68,753,542
Diluted earnings per share	$1.36	$1.17	$0.92

Diluted shares outstanding	73,570,239	72,254,509	70,618,700

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

	Common Stock		Additional Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCE AT JUNE 30, 2003	75,011,400	750,114	226,509,624	(3,557,902)	245,031,878	7,096,958	(41,864,395)	426,869,319
Shares sold pursuant to stock option and purchase plans	1,945,622	19,456	17,622,644	—	—	(106,474)	427,752	18,069,852
Income tax benefit from exercise of stock options	—	—	5,077,492	—	—	—	—	5,077,492
Comprehensive income:
Net income for the year ended June 30, 2004	—	—	—	—	65,019,845	—	—	65,019,845
Foreign currency translation adjustments	—	—	—	4,232,150	—	—	—	4,232,150
Unrealized losses on derivatives qualifying as hedges	—	—	—	(215,627)	—	—	—	(215,627)

Total comprehensive income (loss)	—	—	—	4,016,523	65,019,845	—	—	69,036,368

BALANCE AT JUNE 30, 2004	76,957,022	$769,570	$249,209,760	$458,621	$310,051,723	6,990,484	$(41,436,643)	$519,053,031

Shares sold pursuant to stock option and purchase plans	1,732,420	17,324	24,956,854	—	—	45	(3,398)	24,970,780
Income tax benefit from exercise of stock options	—	—	4,597,934	—	—	—	—	4,597,934
Comprehensive income:
Reclassification to other income of realized losses on derivatives qualifying as hedges	—	—	—	215,627	—	—	—	215,627
Net income for the year ended June 30, 2005	—	—	—	—	84,356,054	—	—	84,356,054
Foreign currency translation adjustments	—	—	—	(5,547,815)	—	—	—	(5,547,815)

Total comprehensive income (loss)	—	—	—	(5,332,188)	84,356,054	—	—	79,023,866

BALANCE AT JUNE 30, 2005	78,689,442	$786,894	$278,764,548	$(4,873,567)	$394,407,777	6,990,529	$(41,440,041)	$627,645,611

Shares sold pursuant to stock option and purchase plans	1,041,149	10,412	18,614,036	—	—	(214)	692	18,625,140
Income tax benefit from exercise of stock options	—	—	6,523,573	—	—	—	—	6,523,573
Stock Compensation	—	—	11,955,056	—	—	—	—	11,955,056
Comprehensive income:
Net income for the year ended June 30, 2006	—	—	—	—	99,893,386	—	—	99,893,386
Foreign currency translation adjustments	—	—	—	(195,810)	—	—	—	(195,810)
Unrealized gain (loss) on marketable securities				1,016				1,016

Total comprehensive income (loss)	—	—	—	(194,794)	99,893,386	—	—	99,698,592

BALANCE AT JUNE 30, 2006	79,730,591	$797,306	$315,857,213	$(5,068,361)	$494,301,163	6,990,315	$(41,439,349)	$764,447,972

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

Year ended June 30	2006	2005	2004
OPERATING ACTIVITIES
Net income	$99,893,386	$84,356,054	$65,019,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,042,545	38,732,235	38,456,432
Amortization	11,752,755	7,550,570	6,099,888
Stock Based Compensation	11,955,066	—	—
Excess tax benefits from share-based payment arrangements	(6,523,573)	4,597,934	5,077,492
Gain on sale of investment	(4,398,274)	—	—
Provision for bad debts	4,046,151	3,980,985	5,163,819
Acquisition earn-out payments, net of provisions	(1,349,272)	(1,600,904)	6,308,236
Provision (credit) for deferred income taxes	(3,467,302)	(11,472,178)	(757,030)
Changes in operating assets and liabilities:
Accounts receivable	(37,877,134)	(11,835,655)	(16,993,791)
Inventories and other current assets	(34,984,400)	(10,346,030)	(2,154,529)
Accounts payable and other current liabilities	7,537,739	29,446,920	30,984,491
Other assets and liabilities	337,547	1,668,430	3,731,677

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,965,234	135,078,361	140,936,530
INVESTING ACTIVITIES
Proceeds from sale of investment	5,488,097	—	—
Purchase of property, plant and equipment	(58,484,375)	(61,900,002)	(51,391,196)
Purchases of short-term marketable securities	(5,847,487)	—	—
Acquisition of businesses, intangible assets and strategic investments, net of cash acquired	(29,227,443)	(63,096,966)	(9,552,589)
Additional purchase price for previously acquired businesses	(6,063,366)	(3,217,875)	(1,441,962)

NET CASH USED BY INVESTING ACTIVITIES	(94,134,574)	(128,214,843)	(62,385,747)
FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	6,523,573	—	—
Proceeds from long-term obligations	13,083,767	16,414,828	10,418,891
Payment on long-term obligations	(12,182,145)	(6,062,712)	(10,493,774)
Issuance of common stock	18,625,140	24,970,780	18,069,852

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,050,335	35,322,896	17,994,969

INCREASE IN CASH AND CASH EQUIVALENTS	24,880,995	42,186,414	96,545,752
Cash and cash equivalents at beginning of period	234,632,280	192,445,866	95,900,114

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,513,275	$234,632,280	$192,445,866

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation:

The Consolidated Financial Statements include the accounts of Respironics, Inc. (the Company) and its wholly and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts in the June 30, 2005 financial statements were reclassified to conform with the presentation in the current period.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with maturities of 90 days or less when purchased to be cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

Short-Term Investments:

Short-term investments consist primarily of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days. These investments are designated as available for sale and are stated at fair value.

Inventories:

Inventories are valued at the lower of cost (determined on a first-in, first-out moving average basis) or market and have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future demand.

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

Capitalized Software Production Costs:

Software development costs have been capitalized when technological feasibility was established and are being amortized to the cost of goods sold over the estimated economic lives (generally three to seven years) of the products that include such software. Total net capitalized software production costs were $11,642,000, $11,799,000 and $11,025,000 at June 30, 2006, 2005, and 2004, respectively. During the fiscal years ended June 30, 2006, 2005, and 2004, the Company recorded $3,621,000, $2,609,000, and $1,786,000, respectively, of amortization expense related to capitalized software production costs.

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

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company performed its annual impairment tests as of December 31, 2005 and 2004 and determined that no impairment exists. No impairment indicators were identified subsequent to the annual impairment test. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB No. 142.

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

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized. See Note G to these Consolidated Financial Statements for additional information about the Company’s product warranties.

Comprehensive Income:

Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains (losses) on derivatives qualifying as hedges, and unrealized gains (losses) on marketable securities, and is presented in the Consolidated Statements of Shareholders’ Equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on the undistributed earnings of foreign subsidiaries. The other components of comprehensive income are recorded net of income taxes.

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

Stock Options:

Stock options are granted to certain employees and certain members of the Company’s Board of Directors at the fair market value of the Company’s stock on the date of the grant. Proceeds from the exercise of common stock options are credited to shareholders’ equity at the date the options are exercised. Prior to July 1, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, in accounting for its stock option plans and accordingly, no compensation cost was recognized for its stock options in the financial statements.

Effective July 1, 2005, the Company adopted FASB No. 123(R). This statement replaces FASB No. 123, “Accounting for Stock-Based Compensation” (FASB No. 123) and supersedes APB No. 25. FASB No. 123(R) requires that all stock-based compensation be measured at the fair value of the award and be recognized as an expense in the financial statements. The Company adopted this statement using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior years’ financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior years. FASB No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

See Note N to these Consolidated Financial Statements for additional information about the Company’s stock options.

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

Shipping and Handling Costs:

Shipping and handling fees billed to customers are included in net sales. Shipping and handling costs incurred by the Company are expensed as incurred and are included in cost of goods sold.

Advertising Costs:

Advertising costs are expensed during the period in which they are incurred. Total advertising expenses for the fiscal years ended June 30, 2006, 2005 and 2004 were $3,198,000, $3,589,000, and $2,345,000, respectively.

Income Taxes:

Provisions for income taxes include deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries (other than dividends which are taxed currently) because such earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely. During the year ended June 30, 2005, the Company declared and paid one-time dividends from certain foreign subsidiaries to take advantage of a temporary incentive under the American Jobs Creation Act of 2004 (the Act) and to generate foreign tax credits. See Note M to these Consolidated Financial Statements for additional information.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B—CASH EQUIVALENTS

Cash equivalents consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the U.S., Hong Kong, Japan, Germany, France, Italy, the UK, Switzerland, and Ireland.

NOTE C—SHORT TERM INVESTMENTS

During the fourth quarter of the current fiscal year the Company invested a portion of its cash into money management funds at high credit quality financial institutions. Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days.

NOTE D—ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $15,188,000 as of June 30, 2006, and $14,856,000 as of June 30, 2005.

NOTE E—INVENTORIES

Inventories consisted of the following, net of allowances for obsolete and excess inventories of $20,767,000, and $16,596,000 at June 30, 2006 and 2005, respectively:

	June 30
	2006	2005
Raw materials	$41,059,000	$31,611,000
Work-in-process	9,606,000	10,584,000
Finished goods	73,484,000	54,120,000

Total inventory	$124,149,000	$96,315,000

NOTE F—GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended June 30, 2006 were as follows:

Balance at June 30, 2005	$166,627,000
Goodwill on businesses acquired	11,193,000
Additional purchase price for prior acquisitions	3,440,000
Foreign currency changes	102,000

Balance at June 30, 2006	$181,362,000

The Company’s intangible assets are comprised of product-related intellectual property acquired from third parties, the appraised fair market values of acquired product-related intellectual property, acquired customer contracts and relationships, and employee contracts obtained through business acquisitions (including the acquisitions disclosed in Note R), and patent registration costs. Intangible assets at June 30 are summarized below, net of accumulated amortization of $21,364,000 and $14,373,000 as of June 30, 2006 and 2005, respectively:

	2006	2005
Product-related intellectual property	$31,428,000	$26,886,000
Patent registration costs	4,295,000	3,483,000
Customer contracts and relationships	6,255,000	7,394,000
Employee contracts	2,266,000	1,087,000

Total intangible assets	$44,244,000	$38,850,000

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which range from one to 16 years.

Intangible asset amortization expense was $6,991,000, $5,963,000, and $4,037,000 during the years ended June 30, 2006, 2005, and 2004, respectively. The estimated aggregate intangible asset amortization expenses for the next five years are as follows:

2007	$6,229,000
2008	5,482,000
2009	4,849,000
2010	4,082,000
2011	3,475,000

NOTE G—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30 consist of the following:

	2006	2005
Promotional programs, royalties and similar obligations	$7,367,000	$11,869,000
Product warranties	18,600,000	12,753,000
Restructuring and acquisition obligations	2,916,000	3,647,000
Recourse obligations	748,000	748,000
Deferred service revenues	8,238,000	6,657,000
Deferred rental revenue	614,000	1,259,000
Compensation	32,884,000	32,247,000
Taxes	19,756,000	29,925,000
Charitable foundation and other contributions	929,000	3,262,000
Fuji earn-out obligation and note payable	6,809,000	—	*
Other, including professional fees and other accrued expenses	23,312,000	20,770,000

TOTAL	$122,173,000	$123,137,000

*	$8,822,000 related to Fuji earnout and note payable was classified with non-current liabilities as of June 30, 2005.

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues, including product recalls or related field actions. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the year ended June 30, 2006 are as follows:

Product Warranties

Balance as of June 30, 2005	$12,753,000
Warranty accruals during the year	14,813,000
Service costs incurred during the year	(8,966,000)

Balance at June 30, 2006	$18,600,000

Deferred Service Revenues

Balance as of June 30, 2005	$6,657,000
Revenues deferred during the year	3,731,000
Amounts recorded as revenue during the year	(2,150,000)

Balance at June 30, 2006	$8,238,000

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30
	2006	2005
Bank Debt with varying maturities (final maturity in May 2007) including interest rates ranging from 0.8% to 1.7%	$1,173,000	$2,713,000
Capital Lease Obligations, payable in monthly installments with varying completion dates through July 2011 including interest rates ranging from 1.0% to 4.5%	43,713,000	43,419,000
Other	71,000	520,000

	44,957,000	46,652,000
Less current portion	18,201,000	17,411,000

	$26,756,000	$29,241,000

On August 19, 2002, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000,000 is available through August 2009 (as amended and as more fully described below), replacing a $125,000,000 Commercial Bank Credit Agreement that had similar terms. The new Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage (as these terms are defined in the Revolving Credit Agreement). The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Borrowing Rate (LIBOR). The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.16%, on the unused portion of the facility. No amounts are outstanding under the Revolving Credit Facility as of June 30, 2006 or 2005.

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

Scheduled maturities of long-term obligations for the next five years are as follows:

Maturities of Long-Term Debt
2007	18,201,000
2008	14,089,000
2009	7,925,000
2010	3,706,000
2011	1,036,000
Thereafter	—

TOTAL	$44,957,000

Interest paid was $1,357,000, $1,366,000, $1,745,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

NOTE I—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value because of the short maturity of those investments.

SHORT-TERM INVESTMENTS

Short-term investments are recorded in the Consolidated Balance Sheet at fair value. Fair values are based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The fair value estimates do not necessarily reflect the values that could be realized in the current market on any one day.

LONG-TERM OBLIGATIONS

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at June 30, 2006 and 2005.

FOREIGN CURRENCY EXCHANGE DERIVATIVE CONTRACTS

Foreign currency exchange derivative contracts are recorded in the Consolidated Balance Sheets at fair value. As of June 30, 2006 and 2005, foreign currency option and forward contracts with a fair value of $58,000 and $553,000, respectively, are recorded with prepaid expenses and other current assets.

NOTE J—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2006 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. The foreign currency option and forward contracts have notional amounts of approximately $8,597,000 as of June 30, 2006 and mature at various dates through October 15, 2006. As of June 30, 2006, foreign currency option and forward contracts with a fair value of $58,000 are recorded with prepaid expenses and other current assets. As of June 30, 2005, foreign currency options contracts with a fair value of $553,000 are recorded with prepaid expenses and other current assets.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the years ended June 30, 2006 and 2005.

The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in Other Comprehensive Income (loss) (OCI) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

For the years ended June 30, 2006 and 2005, the Company recognized net gains (losses) related to designated cash flow hedges in the amount of $(201,000) and $600,000, respectively. These amounts are classified with other income in the Consolidated Statements of Operations. During the years ended June 30, 2006 and 2005, the derivative (gains) losses were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other income in the Consolidated Statements of Operations. As of June 30, 2006 and 2005, no amounts are included in OCI.

NOTE K—OPERATING LEASES

The Company leases its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the U.S. and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe. Certain of these leases contain renewal options and rent escalation clauses.

The minimum rentals due under noncancelable leases with recurring terms of one year or more as of June 30, 2006 are as follows:

Year Ended June 30	Amount
2007	$9,667,000
2008	7,729,000
2009	5,998,000
2010	5,364,000
2011	3,872,000
Thereafter	8,525,000

TOTAL	$41,155,000

Total rent expense for the years ended June 30, 2006, 2005, and 2004, was $10,951,000, $9,521,000, and $8,338,000, respectively.

NOTE L—CONTINGENCIES

Invacare Litigation

On March 5, 2004, the Company filed a lawsuit against Invacare in the U.S. District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new CPAP device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the Company’s patents are invalid. Discovery has concluded, and the Court delivered an opinion on issues regarding the interpretation of patent claims on August 30, 2006. The Court postponed the May 2006 trial but has not yet set a new trial date.

On August 6, 2004, Invacare filed a lawsuit against the Company in the U.S. District Court in the Northern District of Ohio alleging that the Company has engaged in monopolization, restraint of trade and unfair competition in the sale and distribution of sleep apnea products. The lawsuit’s claims include allegations that the Company’s actions and alleged market power have foreclosed competitors from alleged markets and have created markets where there has not been competitive pricing or availability of competitive product offerings. In the lawsuit, Invacare seeks damages in an unspecified amount and to treble such damages pursuant to the antitrust laws, as well as attorney’s fees and punitive damages. Invacare also seeks injunctive relief as to certain marketing practices. The Company is vigorously defending itself in this suit.

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

As of June 30, 2006, the total exposure for unpaid installment receivables approximates $15,718,000, compared to $16,835,000 as of June 30, 2005. Included in these amounts are unpaid installment receivables totaling $14,970,000 and $16,087,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at June 30, 2006 and June 30, 2005, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $3,406,000 and $1,765,000 as of June 30, 2006 and June 30, 2005, respectively. Approximately 9% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2006 and 8% during the years ended June 30, 2005 and 2004. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

NOTE M—INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended June 30
	2006	2005	2004
United States	$124,839,000	$106,841,000	$86,647,000
Foreign	34,383,000	28,878,000	18,587,000

TOTAL	$159,222,000	$135,719,000	$105,234,000

Income taxes (benefit) consisted of:

	Year Ended June 30
	2006	2005	2004
Current:
Federal	$38,870,000	$44,823,000	$29,451,000
Foreign	14,536,000	12,868,000	7,713,000
State	2,867,000	5,144,000	3,807,000

	56,273,000	62,835,000	40,971,000

Deferred:
Federal	(2,879,000)	(9,059,000)	(1,550,000)
Foreign	(124,000)	(861,000)	1,208,000
State	(465,000)	(1,552,000)	(415,000)

	(3,468,000)	(11,472,000)	(757,000)

Tax benefits resulting from allocating employee stock option tax benefits to additional paid-in-capital	6,524,000	—	—

TOTAL INCOME TAXES	$59,329,000	$51,363,000	$40,214,000

The difference between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is explained below:

	Year Ended June 30
	2006	2005	2004
Statutory federal income tax rate	35%	35%	35%
Increases (decreases):
State taxes, net of federal benefit	1	2	2
Foreign taxes	1	1	2
Tax credits	—	(7)	—
Non-deductible expenses	(1)	7	(1)
Other items, net	1	—	—

EFFECTIVE INCOME TAX RATE	37%	38%	38%

Deferred income tax assets consist of the following:

	June 30
	2006	2005
Allowance for bad debts	$5,343,000	$5,258,000
Property, plant, equipment and intangible assets	(113,000)	(1,494,000)
Inventory reserves	6,440,000	5,508,000
Inter-company profit in inventories	10,286,000	11,502,000
Product warranty reserves	7,358,000	5,367,000
Restructuring and acquisition obligations	1,219,000	2,537,000
Net operating loss carry-forward, limited by Section 382	1,465,000	381,000
Business credits carry-forward, limited by Section 383	475,000	480,000
Foreign tax credit	1,429,000	1,900,000
FASB No. 123(R)	3,306,000	—

Other	9,195,000	8,533,000
	46,403,000	39,972,000
Less current portion	45,893,000	39,767,000

	$510,000	$205,000

Income taxes paid were $66,307,000, $39,996,000, and $36,621,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

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

On April 1, 2005, the Company acquired Mini-Mitter, which had a federal and state net operating loss carry forward as of April 1, 2005 of approximately $1,200,000. Such net operating loss on a carry forward basis expires in 2025. As a result of the ownership change, the utilization of the net operating loss carry-forwards is limited each year by Internal Revenue Code section 382. The Company expects to fully utilize the net operating loss carry-forwards.

On October 22, 2004, the “American Jobs Creation Act of 2004” (the Act) was signed into law. The Act creates a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside the U.S. at an effective tax rate of 5.25%. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 allows companies additional time to assess the effect of repatriating foreign earnings under the law, including whether unrepatriated foreign earnings continue to qualify for FASB No. 109’s exception to recognizing deferred tax liabilities, and requires explanatory disclosures from those who need the additional time. In June 2005 the Company repatriated $37,500,000 from certain foreign subsidiaries, of which $22,500,000 was repatriated in order to take advantage of temporary incentives under the Act. The repatriated dividends were declared and paid in June 2005. As a result of the Company’s decision to repatriate these earnings, the Company incurred a net federal and state tax liability in the amount of $1,900,000. This liability was offset partially by foreign tax credits and other items resulting in a 38% effective tax rate for the year ended June 30, 2005. Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $45,306,000 and $22,891,000 as of June 30, 2006 and 2005, respectively. The Company intends to reinvest these undistributed earnings of foreign subsidiaries.

The Company maintains reserves for contingent tax liabilities, for differences between the benefit of tax deductions as filed on various income tax returns and recorded income tax provisions. These liabilities are estimated based on analysis of probable return-to-provision adjustments using currently available information.

NOTE N—STOCK OPTION AND PURCHASE PLANS

At June 30, 2006, the Company has two active employee stock option plans, the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and one employee stock purchase plan. The 2000 Stock Incentive Plan provides for the issuance of up to 6,552,000 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of June 30, 2006, 651,000 shares were reserved and available to be granted pursuant to the 2000 Stock Incentive Plan (2000 Plan). The 2006 Stock Incentive Plan (2006 Plan) was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of June 30, 2006, no shares have been granted from the 2006 Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

Under the 2000 Plan and the 2006 Plan (collectively, the Plans), options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the Plans. The Company’s past practice has been to award options that vest ratably over four years (25% per year) from the grant date. Under the 2000 Plan, options may include cash payment rights, and restricted shares of the Company’s common stock may also be awarded. The 2006 Plan also authorizes awards of restricted share units, performance awards, and other stock-based awards including awards tied to the achievement of specific performance goals.

Options are also granted under the Plans to members of the Company’s Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase shares on the third business day following the

Company’s annual meeting of shareholders. The number of options is stated as 13,000 in the 2000 Plan. Pursuant to an amendment made in August 2006, the Committee administering the Plans has discretion, under the 2006 Plan, to reduce the number of options granted in order to align with market competitive levels. Additionally, each non-employee director is granted an option to purchase 13,000 shares, or less depending on market competitiveness on the first business day following the date they become a member of the Board of Directors. Such options are granted at fair market value on the date of grant. For options granted to non-employee directors, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the Plans expire ten years after the date of grant.

Each of the Company’s equity compensation plans was approved by security holders.

In December 2004, the FASB issued FASB No. 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FASB No. 123). FASB No. 123(R) replaces FASB 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FASB No. 123(R) requires that all stock-based compensation be recognized as expenses in the financial statements and that such expenses are measured at the fair value of the award.

The Company adopted FASB No. 123(R) on July 1, 2005 using the modified prospective method, which resulted in the recognition of stock compensation expenses in the consolidated statement of operations during the year ended June 30, 2006. Under the modified prospective method, prior period financial statements have not been restated, and the stock-based compensation expense recorded in the consolidated statement of operations after adoption of FAS No. 123(R) includes both share-based awards granted subsequent to the adoption of FASB No. 123(R) and the remaining service period of awards that had been included in pro forma disclosures prior to the adoption of FASB No. 123(R). Stock-based compensation expenses for the year ended June 30, 2006 was $11,955,000 ($8,524,000 after tax, or $0.12 for both basic and diluted net earnings per share). For the year ended June 30, 2006 stock-based compensation expense is comprised of $11,124,000 attributable to stock option plans and $831,000 attributable to the employee stock purchase plan. As of June 30, 2006, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $21,335,000, which will be recognized over a weighted-average period of 1.75 years.

FASB No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the year ended June 30, 2006, the adoption of FASB No. 123(R) resulted in cash flows provided by financing activities of $6,523,000, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the year ended June 30, 2006:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2003	5,400,000	$12.01
Granted at fair value	1,594,000	21.14
Exercised	(1,816,000)	9.34
Cancelled	(76,000)	14.92

Outstanding at June 30, 2004	5,102,000	15.81	$13.57	7.54

Granted at fair value	1,720,000	$27.13
Exercised	(1,601,000)	13.19
Cancelled	(35,000)	18.29

Outstanding at June 30, 2005	5,186,000	$20.31	15.80	7.64
Granted at fair value	1,759,000	38.75
Exercised	(910,000)	17.15
Cancelled	(278,000)	25.82

Outstanding at June 30, 2006	5,757,000	$26.17	$9.39	7.54

Exercisable at June 30, 2006	1,841,000	$17.51	$16.71	5.89

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The weighted-average grant date fair value of stock options granted during the years ended June 30, 2006, 2005, and 2004 was $9.39, $9.15, and $7.19 per share, respectively. The total intrinsic value of stock options exercised during the year ended June 30, 2006, 2005, and 2004 was $18,796,000 and $23,679,000, and $28,869,000 respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended June 30
	2006	2005	2004
Weighted-average expected stock-price volatility	24.6%	32.4%	32.1%
Weighted-average expected option life	3.5 years	4.8 years	4.8 years
Average risk-free interest rate	4.0%	3.4%	3.7%
Average dividend yield	0.0%	0.0%	0.0%

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

	Year Ended June 30
	2005	2004
Net income, as reported	$84,356,000	$65,020,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,162,000)	(6,702,000)

Pro forma net income	$76,194,000	$58,318,000

Earnings per share:
Basic–as reported	$1.19	$0.95

Basic–pro forma	$1.07	$0.85

Diluted–as reported	$1.17	$0.92

Diluted–pro forma	$1.06	$0.83

In August 2001, the Company adopted the 2002 Employee Stock Purchase Plan (the 2002 Plan) under which employees can purchase common stock of the Company through payroll deductions during each Plan year beginning on January 1, 2002 through December 31, 2006. The purchase price under each Plan is the lesser of 85% of the market value of the Company’s common stock on either the first or last day of the Plan year. The maximum amount employees can purchase currently under the 2002 Plan is equal to 20% of their annual compensation (subject to statutory limitations). There were no charges or credits to income in fiscal years 2005 and 2004 in connection with the Plans under APB Opinion No. 25. Shares are purchased at the end of each Plan year with the funds set aside through payroll deductions.

The Company maintains a shareholders’ rights plan (Rights Agreement) under which existing and future shareholders receive a right for each share outstanding entitling such shareholders to purchase shares of the Company’s common stock at a specified exercise price. The right to purchase such shares is not currently exercisable, but would become exercisable in the future if certain events occurred relating to a person or group (the acquirer) acquiring or attempting to acquire 20% or more of the Company’s outstanding shares of common stock. In the event the rights become exercisable, each right would entitle the holder (other than the acquirer) to purchase shares of the Company’s common stock having a value equal to two times the specified exercise price.

In June 2006, the Company amended the Rights Agreement (Amendment No. 3) to extend the final expiration date of the Rights Agreement to June 28, 2016. In addition, Amendment No. 3 changed the purchase price (as defined in the Rights Agreement) for each Unit from $55 to $185, subject to adjustment as provided in the Rights Agreement. Amendment No. 3 also revised the period during which the Company’s Board of Directors can redeem the Rights Agreement so that it ends on the earlier of such time as any person becomes an acquiring person (as defined in the Rights Agreement) or the final expiration date of June 28, 2016. Amendment No. 3 also revised the period during which the Company’s Board of Directors can amend the Rights Agreement without shareholder approval so that it refers to the period prior to the time when any Person becomes an acquiring person.

NOTE O—INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company aggregates its products into one reportable industry segment: the design, development, manufacture and sale of medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. Sales by product within this segment are as follows:

	Year Ended June 30
	2006	2005	2004
NET SALES
Domestic Sleep and Home Respiratory products	$535,654,000	$463,073,000	$402,595,000
Domestic Hospital products	189,128,000	162,138,000	144,630,000
International products	321,359,000	286,286,000	212,325,000

NET SALES	$1,046,141,000	$911,497,000	$759,550,000

The Company is a Delaware corporation, with its corporate offices located in Murrysville, Pennsylvania. Its principal manufacturing operations are currently located in Pennsylvania, California, Georgia, Connecticut, Oregon, China, the Philippines, the UK, and Ireland. Other major distribution and sales sites are located throughout the U.S, Germany, France, Italy, Switzerland, the UK, Hong Kong and Japan.

Financial information about the Company by geographic area is presented below.

	Year Ended June 30
	2006	2005	2004
NET SALES
Domestic	$724,781,000	$625,211,000	$547,224,000
International:
Europe, Africa and Middle East	163,292,000	143,375,000	95,001,000
Americas	44,544,000	37,425,000	31,309,000
Far East/Asia Pacific	113,524,000	105,486,000	86,016,000

NET SALES	$1,046,141,000	$911,497,000	$759,550,000

	June 30
	2006	2005
LONG-LIVED ASSETS
United States	$134,269,000	$119,727,000
International:
Europe	17,145,000	17,082,000
Far East/Asia Pacific	42,510,000	38,886,000

TOTAL LONG-LIVED ASSETS	$193,924,000	$175,695,000

The Company develops, manufactures and markets medical devices primarily for the treatment of patients suffering from sleep and respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to providers and distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. The Company generally does not require collateral for the extension of credit. During the fiscal years ended June 30, 2006, 2005, and 2004, respectively, no customer accounted for more than 10% of net sales.

NOTE P—RETIREMENT PLANS

The Company has a Retirement Savings Plan (the Plan) that is available to all U.S. employees. Employees may contribute up to 75% (subject to statutory limitations) of their compensation to the Plan (amended from 30% as of January 1, 2005). The Company matches employee contributions (up to 3% of each employee’s compensation) at a 100% rate, and may make discretionary contributions to the Plan. Total Company contributions to the plan were $3,869,000, $3,249,000, and $2,368,000 for the years ended June 30, 2006, 2005, and 2004, respectively.

NOTE Q—RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses during the years ended June 30:

	2006	2005	2004
Galway, Ireland facility changes	$1,640,000	$—	$—
Wallingford, Connecticut facility changes	102,000	4,701,000	10,380,000
Kennesaw, Georgia facility changes	—	(897,000)	180,000
Acquisition-related integration expenses	2,211,000	2,611,000	382,000

TOTAL	$3,953,000	$6,415,000	$10,942,000

Galway, Ireland Manufacturing Facility Changes—On May 11, 2006, the Company announced that it would be closing its Galway, Ireland manufacturing facility. The facility is expected to close by October 31, 2006, and substantially all of the accrued obligations are expected to be paid by December 31, 2006.

The manufacturing activities previously conducted at the Galway facility will be transferred to three existing manufacturing sites in the U.S. It is anticipated that the closure will result in future cost reductions and operational efficiencies. Approximately 40 employees, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions, were involuntarily terminated as a result of the closure. The costs reflected in the table above for Galway, Ireland facility changes relate primarily to employee retention and transition benefits, lease termination costs, and grant money which must be refunded to local governmental agencies.

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

Following is a summary of the restructuring and acquisition-related liabilities related to the Wallingford, Connecticut facility changes, including the payments made against the obligations during the year ended June 30, 2006 and the remaining obligations as of June 30, 2006.

Year Ended June 30, 2004	Accrued Employee Costs	Accrued Facility Costs
Balance at July 1, 2003	$1,834,000	$1,075,000
Restructuring and acquisition-related expenses	3,366,000	—
Liability adjustment – costs of acquired businesses	(270,000)	—
Cash Payments	(2,873,000)	(32,000)

Balance at June 30, 2004	$2,057,000	$1,043,000

Year Ended June 30, 2005
Balance at July 1, 2004	$2,057,000	$1,043,000
Restructuring and acquisition-related expenses	677,000	—
Cash payments	(805,000)	(253,000)

Balance at June 30, 2005	$1,929,000	$790,000

Year Ended June 30, 2006
Balance at July 1, 2005	$1,929,000	$790,000
Restructuring and acquisition-related expenses	—	—
Cash payments	(1,829,000)	(253,000)

Balance at June 30, 2006	$100,000	$537,000

Substantially all of the accrued obligations are expected to be paid by September 30, 2006, except for the idle facility costs that will be paid over the remaining term of the lease.

Kennesaw, Georgia Facility Changes—On October 23, 2002, the Company announced the relocation of several of its smaller product lines and related support functions from the Company’s Kennesaw, Georgia manufacturing facility to its Murrysville, Pennsylvania location. This relocation allowed the Company to standardize its manufacturing support, engineering and marketing functions as well as improve the overall efficiency of its manufacturing operations in Kennesaw. Approximately 134 employees were involuntarily terminated and 6 were relocated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, engineering, purchasing and marketing. The costs reflected in the table above for Kennesaw, Georgia facility changes relate primarily to involuntary termination benefits accruing to employees affected by the restructuring plan, employee transition and relocation benefits, idle facility rent obligations and certain asset write-offs related to products that were discontinued as a result of the restructuring plan. The transition of products and manufacturing processes from Kennesaw to Murrysville was completed during the quarter ended September 30, 2003.

During the year ended June 30, 2005, the Company recorded an $897,000 reduction to the idle facility rent obligation, based on increased utilization at the facility, as a credit to restructuring and acquisition-related expenses. As of June 30, 2006 and 2005, substantially all of the restructuring obligations were paid except for $565,000 and $713,000, respectively of remaining idle facility costs that were paid over the remaining term of the lease.

Acquisition-Related Integration Expenses—As more fully described in Note R to these Consolidated Financial Statements, the Company has recently completed several business acquisitions. The Company’s acquisition strategy includes the centralization and harmonization of business processes which often results in the elimination of redundancies, centralization of corporate services functions, and the implementation of standardized processes across several business functions, including information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the Consolidated Statement of Operations.

NOTE R—ACQUISITIONS

Fuji— In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of sleep and home respiratory and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji in four annual installments of $1,433,000, the last of which is due on December 31,

2006 (before the amendments described below). The remaining net present value of the Company’s remaining obligation under the fixed-price forward contract, $1,415,000 is accounted for as a financing of the Company’s purchase of the minority interest and is classified with accrued expenses and other current liabilities in the Company’s June 30, 2006 consolidated balance sheet. As of June 30, 2005, the net present value of $2,079,000 is classified with other non-current liabilities. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares is approximately $12,662,000 with provisions for additional payments to one of the shareholders of Fuji to be made based on the operating performance of Fuji over four years, payable on December 31, 2006. These additional payments were accrued as compensation over the four-year period as they are earned by the shareholder during his post-acquisition employment period, through June 30, 2006. As of June 30, 2006, $5,394,000 is accrued in the consolidated balance sheet and classified with accrued expenses and other current liabilities pertaining to this obligation. At June 30, 2005, $6,743,000 is included in the consolidated balance sheet, and classified with other non-current liabilities. These liability balances are net of amounts paid in conjunction with the amendments to the stock purchase agreement described below. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

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

Caradyne—On February 27, 2004, the Company acquired 100% of the outstanding capital stock of Caradyne, an Ireland-based company, for a base purchase price of $5,970,000 (including transaction costs), of which $4,470,000 was paid at closing and $1,500,000 was paid on March 2, 2006 upon the conclusion of a two-year retention period. The Company was also required to make up to $2,500,000 of additional future payments based on the achievement of various performance milestones following the acquisition through March 31, 2006 (as amended). The Company paid $2,000,000 as of December 31, 2005, and $500,000 on May 1, 2006, as a result of the successful achievement of performance milestones. These additional payments were recorded as costs of the acquisition at the time they became payable. The total purchase price, including the additional payments was $8,470,000. No additional future amounts will be paid as of June 30, 2006.

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

Profile—On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding stock of Profile was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,309,000 British Pounds (or approximately $43,524,000 net of $4,675,000 of cash acquired in the transaction), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery. The results of operations of Profile are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, July 1, 2004. The acquisition added in excess of approximately $28,800,000 to the Company’s net sales during the year ended June 30, 2005, but did not materially impact the Company’s net income during the year.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition.

At July 1, 2004
Cash	$4,675,000
Accounts receivable	3,690,000
Inventories	2,104,000
Prepaid expenses and other current assets	3,057,000
Property, plant and equipment	1,554,000
Other non-current assets, including intangible assets	8,549,000
Goodwill	36,344,000

Total assets acquired	$59,973,000
Current liabilities, primarily consisting of accounts payable and accrued expense	9,141,000
Other non-current liabilities	2,633,000

Net assets acquired	$48,199,000

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

Mini Mitter— On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter. The base cash purchase price (including $500,000 scheduled to be paid after a three-year retention period) approximated $10,500,000, with provisions for up to $7,500,000 of additional payments to be made based on Mini-Mitter’s operating performance though March 31, 2007. These additional future payments will be recorded as costs of the acquisition at the time they become payable. As of June 30, 2006, no amounts became payable. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2006 and June 30, 2005.

OxyTec— On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec for a cash purchase price of $10,400,000 (including transaction costs), with provisions for up to $30,000,000 of additional payments to be made based on the acquired company’s operating performance in future years. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients. The results of operations of OxyTec are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 21, 2006. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2006.

Omni Therm— On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm for a cash purchase price of $2,510,000 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures. The results of operations of Omni Therm are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, May 15, 2006. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2006.

Other— On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The cash purchase price totaled $8,400,000, with provisions for uncapped additional payments to be made based on the acquired company’s operating performance in future years through 2010. The acquired entity’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, October 6, 2005. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2006.

NOTE S – SALE OF INVESTMENT

On July 21, 2005, Centene acquired AirLogix for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix. In connection with the sale of AirLogix, the Company has received $5,488,000 as of June 30, 2006, and total proceeds may exceed $7,000,000. The Company recorded a pre-tax gain of $4,398,000 during the year ended June 30, 2006 as a result of the sale.

NOTE T—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30
	2006	2005	2004
Numerator:
Net income	$99,893,000	$84,356,000	$65,020,000
Denominator:
Denominator for basic earnings per share—weighted-average shares	72,311,000	70,896,000	68,754,000
Effect of dilutive securities - stock options and warrants	1,259,000	1,359,000	1,864,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	73,570,000	72,255,000	70,618,000

Basic Earnings Per Share	$1.38	$1.19	$0.95

Diluted Earnings Per Share	$1.36	$1.17	$0.92

NOTE U—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2006 and 2005:

	2006 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$240,222,000	$257,901,000	$267,312,000	$280,706,000
Gross Profit	132,679,000	142,732,000	146,713,000	150,753,000
Restructuring and Acquisition-Related Expenses	1,089,000	224,000	407,000	2,233,000
Contribution to Foundation	1,500,000	—	—	—
Net Income	18,576,000	24,053,000	27,862,000	29,402,000
Basic Earnings Per Share	0.26	0.33	0.38	0.40
Diluted Earnings Per Share	0.25	0.33	0.38	0.40

	2005 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$199,437,000	$225,929,000	$236,488,000	$249,643,000
Gross Profit	107,375,000	122,778,000	130,236,000	137,894,000
Restructuring and Acquisition-Related Expenses	2,135,000	2,290,000	203,000	1,786,000
Contribution to Foundation	—	1,500,000	—	1,500,000
Net Income	15,191,000	20,070,000	24,410,000	24,686,000
Basic Earnings Per Share	0.22	0.28	0.34	0.34
Diluted Earnings Per Share	0.21	0.28	0.34	0.34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibits 31.1 and 31.2 of this report, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial and Principal Accounting Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this annual report is made known to them on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As of June 30, 2006, management has assessed the effectiveness of the Company’s internal control over financial reporting. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of June 30, 2006, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2006 was audited by the Company’s independent registered public accounting firm. This audit report appears below.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended June 30, 2006 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

/s/ JOHN L. MICLOT
Name:	John L. Miclot
Title:	President and Chief Executive Officer

/s/ DANIEL J. BEVEVINO
Name:	Daniel J. Bevevino
Title:	Vice President and Chief Financial and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Respironics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Respironics, Inc. maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of the Company and our report dated September 8, 2006 expressed an unqualified opinion thereon.

                        /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

September 8, 2006

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required in Item 10 is incorporated by reference, under the captions “Executive Officers” and “Matters to Be Acted Upon”, to the Company’s definitive Proxy Statement pursuant to its November 14, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

Item 11. Executive Compensation

The information required in Item 11 is incorporated by reference, under the captions “Executive Compensation” and “Stock Options”, to the Company’s definitive Proxy Statement pursuant to its November 14, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Item 12 is incorporated by reference, under the captions “Security Ownership” and “Stock Options”, to the Company’s definitive Proxy Statement pursuant to its November 14, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

Item 13. Certain Relationships and Related Transactions

The information required in Item 13 is incorporated by reference, under the caption “Executive Compensation”, to the Company’s definitive Proxy Statement pursuant to its November 14, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

Item 14. Principal Accounting Fees and Services

The information required in Item 14 is incorporated by reference, under the caption “Corporate Governance—Board of Directors and Committees of the Board”, to the Company’s definitive Proxy Statement pursuant to its November 14, 2006, meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedule

The financial statements, financial statement schedule and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements:

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated September 7, 2006, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(2) Financial Statement Schedule:

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

RESPIRONICS, INC.

DESCRIPTION	Balance at Beginning of Period	Bad Debt Expense Provisions (a)	Write-offs of Uncollectible Accounts	Balance at End of Period
Year ended June 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$14,856,000	$4,046,000	$3,714,000	$15,188,000

Year ended June 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$14,871,000	$3,675,000	$3,690,000	$14,856,000

Year ended June 30, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$12,495,000	$5,164,000	$2,788,000	$14,871,000

(a)	– Includes allowances for doubtful accounts for companies acquired in the fiscal year ended June 30, 2005 of $271,000.

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
John L. Miclot,
President and Chief Executive Officer

Date: September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on September 13, 2006:

/S/ JOHN L. MICLOT	/S/ MYLLE H. MANGUM
John L. Miclot	Mylle H. Mangum
(President and Chief Executive Officer and Director) (Principal Executive Officer)	(Director)

/S/ DANIEL J. BEVEVINO	/S/ DONALD H. JONES
Daniel J. Bevevino	Donald H. Jones
(Vice President and Chief Financial Officer) (Principal Accounting Officer)	(Director)

/S/ GERALD E. MCGINNIS	/S/ CRAIG B. REYNOLDS
Gerald E. McGinnis	Craig B. Reynolds
(Chairman of the Board of Directors)	(Director)

/S/ JAMES W. LIKEN	/S/ JOSEPH C. LAWYER
James W. Liken (Vice Chairman of the Board of Directors)	Joseph C. Lawyer (Director)

/S/ JOHN C. MILES II	/S/ J. TERRY DEWBERRY
John C. Miles II (Director)	J. Terry Dewberry (Director)

/S/ DOUGLAS A. COTTER	/S/ CANDACE L. LITTELL
Douglas A. Cotter (Director)	Candace L. Littell (Director)

/S/ SEAN MCDONALD
Sean McDonald (Director)

EXHIBITS INDEX

Exhibit No.	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-36459.

3.4	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-89308.

3.5	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6	Bylaws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7	Amendment to Bylaws of the Company on June 3, 1998, filed as Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8	Amendment to Bylaws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

3.9	Amendment to Bylaws of the Company on October 1, 2003, filed as Exhibit 3.9 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.10	Amendment to Bylaws of the Company on November 18, 2003, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.11	Amendment to Bylaws of the Company on April 20, 2005, filed as Exhibit 3.1 to Form 8-K under Item 5.03.

4.1	Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.2	Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.3	Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

4.4	Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit 4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

4.5	Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit 4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

4.6	Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

4.7	Amendment No. 2 to Rights Agreement between Respironics, Inc. and Mellon Investor Services dated May 9, 2005, filed as Exhibit 4.7 to Quarterly Report on Form 10-Q for quarter ending December 31, 2005.

4.8	Amendment No. 3 to Rights Agreement between Respironics, Inc. and Mellon Investor Services dated June 7, 2006, filed as Exhibit 4.8 to Form 8-K under Items 1.01 and 3.03.

10.1	Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

Exhibit No.	Description and Method of Filing
10.2	Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

10.3	Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4	Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5	1991 Non-Employee Directors’ Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6	1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.7	Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.8	Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.9	Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.10	Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.11	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.13	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.14	Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.15	Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.16	Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.17	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.18	Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.19	Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Exhibit No.	Description and Method of Filing
10.20	Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.21	Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.22	Respironics, Inc. 1997 Non-Employee Directors’ Fee Plan, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.23	Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.24	Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.26	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.27	2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.28	Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.29	Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.31	Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.32	Employment Agreement between the Company and William J. Post dated October 28, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.33	First Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 1, 2003, filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.34	Respironics, Inc. Supplemental Executive Retirement Plan dated June 1, 2003, filed as Exhibit 10.49 to Annual Report on Form 10-K for the year ended June 30, 2003.

Exhibit No.	Description and Method of Filing
10.35	Respironics, Inc. 2000 Stock Incentive Plan as amended on May 23, 2003, filed as Exhibit 10.50 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.36	Amendment No. 4 to the Employment Agreement between the Company and John L. Miclot dated October 1, 2003, filed as Exhibit 10.51 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.37	Amendment No. 1 to the Employment Agreement between the Company and Gerald E. McGinnis effective as of March 31, 2004 filed as Exhibit 10.37 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.38	Agreement Regarding Certain Matters Relating to Employment between the Company and James W. Liken dated July 20, 2004 filed as Exhibit 10.38 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.39	Form of Respironics, Inc. Performance Bonus Program Summary, filed as Exhibit 10.39 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.40	Form of Respironics, Inc. Profit Sharing Program Summary, filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.41	Second Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of April 23, 2004, filed as Exhibit 10.41 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.42	Third Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of September 3, 2004, filed as Exhibit 10.41 on Form 10-Q for the quarter ended September 30, 2004.

10.43	Employment Agreement, made as of April 18, 2005 by and between the Company and Donald Spence, filed as Exhibit 10.42 on Form 10-Q for the quarter ended March 31, 2005.

10.44	Fourth Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 30, 2005, filed as Exhibit 10.44 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.45	Separation Agreement and Complete Release, made as of July 25, 2005 by and between the Company and William J. Post, filed as Exhibit 10.45 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.46	Employment Agreement, made as of August 1, 2005 by and between the Company and Derek Smith, filed as Exhibit 10.46 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.47	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis effective as of August 24, 2005 filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.48	2005 Supplemental Executive Retirement Plan, filed as Exhibit 10.48 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.49	2005 Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.50	Amendment No. 1 to the Employment Agreement between the Company and Paul L. Woodring effective as of December 13, 2005 filed as Exhibit 10.50 on Form 8-K.

10.51	Fifth Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and BANK OF AMERICA, N.A. as the Documentation Agents, dated as of June 9, 2006, filed as Exhibit 10.51 to Annual Report on Form 10-K for the year ended June 30, 2006.

10.52	Respironics, Inc. 2006 Stock Incentive Plan (as amended) filed as Exhibit 10.52 to Annual Report on Form 10-K for the year ended June 30, 2006.

21.1	List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP, filed as Exhibit 23.1 to this Annual Report on Form 10-K.

31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.