Form 10-Q
period 2006-09-30
RESPIRONICS INC
filed 2006-11-09
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, there were 79,979,894 shares of Common Stock of the registrant outstanding, of which 6,990,305 were held in treasury.

INDEX

RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations for the three-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 8, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 9, 2006

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) September 30 2006	June 30 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$257,071,772	$259,513,275
Short-term investments	18,645,389	5,838,020
Trade accounts receivable	189,486,636	187,501,600
Inventories	132,656,396	124,149,106
Prepaid expenses and other current assets	20,768,574	19,196,541
Deferred income tax benefits	47,019,039	45,893,406

TOTAL CURRENT ASSETS	665,647,806	642,091,948
PROPERTY, PLANT AND EQUIPMENT
Land	4,464,242	4,371,831
Buildings	27,725,198	27,420,536
Production and office equipment	320,146,074	313,884,506
Leasehold improvements	12,558,732	10,982,910

	364,894,246	356,659,783
Less allowances for depreciation and amortization	226,224,950	218,717,264

	138,669,296	137,942,519
OTHER ASSETS	62,943,615	55,981,290
GOODWILL	185,064,483	181,361,861

TOTAL ASSETS	$1,052,325,200	$1,017,377,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$59,961,026	$70,667,025
Accrued expenses and other current liabilities	133,155,222	122,173,359
Current portion of long-term obligations	18,548,140	18,201,496

TOTAL CURRENT LIABILITIES	211,664,388	211,041,880
LONG-TERM OBLIGATIONS	26,299,695	26,755,813
OTHER NON-CURRENT LIABILITIES	18,260,394	15,131,953
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 79,943,903 shares at September 30, 2006 and 79,730,591 shares at June 30, 2006; outstanding 72,953,598 shares at September 30, 2006 and 72,740,276 shares at June 30, 2006	799,439	797,306
Additional capital	324,262,720	315,857,213
Accumulated other comprehensive loss	(3,892,447)	(5,068,361)
Retained earnings	516,370,320	494,301,163
Treasury stock	(41,439,309)	(41,439,349)

TOTAL SHAREHOLDERS’ EQUITY	796,100,723	764,447,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,052,325,200	$1,017,377,618

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended September 30
	2006	2005
Net sales	$266,623,734	$240,222,311
Cost of goods sold	124,638,470	107,543,034

	141,985,264	132,679,277
General and administrative expenses (excluding acquisition earn-out expenses)	34,885,636	40,250,999
Acquisition earn-out expenses	—	1,300,239
Sales, marketing and commission expenses	57,564,863	50,505,971
Research and development expenses	14,513,403	14,069,650
Contribution to foundation	—	1,500,000
Restructuring and acquisition-related expenses	1,685,694	1,089,033
Other income	(1,984,601)	(5,937,255)

	106,664,995	102,778,637

INCOME BEFORE INCOME TAXES	35,320,269	29,900,640
Income taxes	13,251,112	11,324,234

NET INCOME	$22,069,157	$18,576,406

Basic earnings per share	$0.30	$0.26

Basic shares outstanding	72,834,607	71,868,830

Diluted earnings per share	$0.30	$0.25

Diluted shares outstanding	73,709,647	73,341,234

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended September 30
	2006	2005
OPERATING ACTIVITIES
Net income	$22,069,157	$18,576,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,154,359	9,776,047
Stock-based compensation	3,035,289	2,775,022
Excess tax benefits from share-based payment arrangements	(1,377,333)	(2,779,719)
Gain on sale of investment	—	(4,398,274)
Changes in operating assets and liabilities:
Accounts receivable	(1,336,929)	704,881
Inventories	(7,574,565)	(1,540,163)
Other operating assets and liabilities	(5,312,274)	(12,005,633)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,657,704	11,108,566
INVESTING ACTIVITIES
Proceeds from sale of investment	—	5,488,097
Purchase of property, plant and equipment	(14,705,350)	(9,105,166)
Purchases of short-term marketable securities	(12,500,000)	—
Acquisition of businesses and other investments, net of cash acquired	(3,557,584)	—
Additional purchase price for previously acquired businesses	(203,240)	(2,196,866)

NET CASH USED BY INVESTING ACTIVITIES	(30,966,174)	(5,813,935)
FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	1,377,333	2,779,719
Net increase in borrowings	494,577	6,266,352
Issuance of common stock	3,995,057	6,019,843

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,866,967	15,065,914

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,441,503)	20,360,546
Cash and cash equivalents at beginning of period	259,513,275	234,632,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$257,071,772	$254,992,826

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

September 30, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Respironics, Inc. and subsidiaries (the “Company” or “Respironics”) have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The amounts and information as of June 30, 2006 set forth in the consolidated balance sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

NOTE B – SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days.

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the consolidated balance sheets is net of allowances for doubtful accounts of $15,040,000 as of September 30, 2006 and $15,188,000 as of June 30, 2006.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	September 30, 2006	June 30, 2006
Raw materials	$42,348,000	$41,059,000
Work-in-process	11,716,000	9,606,000
Finished goods	78,592,000	73,484,000

	$132,656,000	$124,149,000

NOTE E – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, the Swiss Franc, the Swedish Kronor, the Norwegian Kroner and the Chinese Yuan. As part of the Company’s risk management strategy, management has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

As of September 30, 2006 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. The foreign currency option and forward contracts have notional amounts of approximately $4,348,000 as of September 30, 2006 and mature at various dates through December 31, 2006. As of September 30, 2006 and June 30, 2006, foreign currency option and forward contracts with a fair value of $33,000 and $58,000, respectively, are recorded with prepaid expenses and other current assets.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month periods ended September 30, 2006 and 2005.

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

For the three-month periods ended September 30, 2006, and 2005 the Company recognized net gains related to designated cash flow hedges in the amount of $61,000 and $33,000, respectively. These amounts are classified with other income in the consolidated statements of operations. During the three-month periods ended September 30, 2006 and 2005, the derivative gains were offset by realized and unrealized currency losses on the cash flows being hedged, which are also classified with other income in the consolidated statements of operations.

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (Invacare) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new Continuous Positive Airway Pressure (CPAP) device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the company’s patents are invalid. Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. The Court postponed the May 2006 trial but has not yet set the new trial date.

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

By Order dated October 23, 2006, the Court granted partial summary judgment in the Company’s favor, dismissing Invacare’s monopolization, attempted monopolization, price discrimination, and unfair competition claims. The Court also limited future discovery in the case to the two remaining claims, a restraint of trade claim under both federal and state law. The Company continues to vigorously defend itself against these claims. On October 31, 2006, Invacare filed a motion asking the Court to reconsider portions of its decision granting partial summary judgment. The Company opposes this motion.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations or financial condition.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (FASB) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (FASB No. 140) and therefore are not recorded on the Company’s financial statements.

As of September 30, 2006, the total exposure for unpaid installment receivables approximates $16,197,000, compared to $15,718,000 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $15,449,000 and $14,970,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at September 30, 2006 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,828,000 and $3,406,000 as of September 30, 2006 and June 30, 2006, respectively. Approximately 13% of the Company’s net sales were made under these financing arrangements during the three-month period ended September 30, 2006, compared to 9% during the three-month period ended September 30, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the three-month period ended September 30, 2006 are as follows:

Product Warranties
Balance at June 30, 2006	$18,600,000
Warranty accruals during the period	5,875,000
Service costs incurred during the period	(2,567,000)

Balance at September 30, 2006	$21,908,000

Deferred Service Revenues
Balance as of June 30, 2006	$8,238,000
Revenues deferred during the period	1,146,000
Amounts recorded as revenue during the period	(1,685,000)

Balance at September 30, 2006	$7,699,000

Product warranty amounts included in the table above include amounts associated with a product recall of a heated humidifier device used with the Company’s older legacy CPAP systems. The Company is currently in discussion with the U.S. Food and Drug Administration (FDA) regarding this recall and will finalize its proposed course of action after these conversations are completed. In total, the Company expects that approximately 172,000 humidifiers, produced three to five years ago, are subject to this recall. The Company has accrued $4,700,000 within product warranties related to this recall. The recall accrual includes provisions made during the three-month period ended September 30, 2006, as well as prior periods through warranty expense. The estimates and related accruals are all subject to FDA approval of the Company’s plan of action with respect to the recall.

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE G – STOCK OPTION AND PURCHASE PLANS

At September 30, 2006, the Company has two active employee stock option plans, the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and one employee stock purchase plan. The 2000 Stock Incentive Plan, the 2006 Stock Incentive Plan and the employee stock purchase plan are described more fully in Note N in the Company’s June 30, 2006 consolidated financial statements. The 2000 Stock Incentive Plan provides for the issuance of up to 6,552,000 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of September 30, 2006, 387,000 shares were reserved and available to be granted pursuant to the 2000 Stock Incentive Plan. The 2006 Stock Incentive Plan was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of September 30, 2006, 3,933,000 shares were reserved and available to be granted pursuant to the 2006 Stock Incentive Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

The Company adopted FASB Statement Number 123 (Revised 2004)—”Share-Based Payment” (FASB 123(R)) on July 1, 2005 using the modified prospective method. Stock-based compensation expense in the three-month periods ended September 30, 2006 and 2005 was $3,035,000 ($2,095,000 after tax, or $0.03 per share) and $2,775,000 ($2,008,000 after tax, or $0.03 per share), respectively. For the three-month period ended September 30, 2006 stock-based compensation expense is comprised of $2,799,000 attributable to stock options and $236,000 attributable to the employee stock purchase plan. For the three-month period ended September 30, 2005 stock-based compensation expense is comprised of $2,609,000 attributable to stock options and $166,000 attributable to the employee stock purchase plan. As of September 30, 2006 and June 30, 2006 the total unrecognized stock-based compensation expenses related to non-vested stock awards was $28,089,000 and $21,335,000, respectively, which will be recognized over a weighted-average period of 2.08 and 1.75 years, respectively.

FASB 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the three-month periods ended September 30, 2006 and 2005, FASB 123(R) resulted in cash flows provided by financing activities of $1,377,000 and $2,780,000, respectively, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the three-month period ended September 30, 2006:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	5,757,000	$26.17
Granted at fair value	1,350,000	35.33
Exercised	(215,000)	18.85
Cancelled	(46,000)	31.40

Outstanding at September 30, 2006	6,846,000	$28.18	$10.43	7.83

Exercisable at September 30, 2006	2,731,000	$19.13	$19.48	6.16

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The exercise period for all stock options may not exceed ten years from the date of grant. Stock options granted to employees become exercisable ratably over four years (25% per year) from the date of grant. Stock options granted to non-employee directors become exercisable over three years from the date of grant (25% after one year from the date of grant, an additional 25% after two years, and the remaining 50% after three years). The Company attributes stock-based compensation expense to the consolidated statement of operations using the straight-line method over the applicable vesting periods.

The weighted-average grant date fair value of stock options granted during the three-month periods ended September 30, 2006 and 2005 was $8.48 and $9.09 per share, respectively. The total intrinsic value of stock options exercised during the three-month periods ended September 30, 2006 and 2005 was $3,579,000 and $7,811,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three-Month Periods Ended September 30
	2006	2005
Weighted-average expected stock-price volatility	23.8%	23.9%
Weighted-average expected option life	3.3 years	3.4 years
Average risk-free interest rate	4.8%	4.0%
Average dividend yield	0.0%	0.0%

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

NOTE H – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended
	September 30 2006	September 30 2005
Net income	$22,069,000	$18,576,000
Foreign currency translation gains (losses)	1,171,000	(1,964,000)
Unrealized gains on marketable securities	5,000	—
Derivatives qualifying as hedges	—	—

Comprehensive income	$23,245,000	$16,612,000

NOTE I – RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses:

	Three-Month Periods Ended
	September 30 2006	September 30 2005
Galway, Ireland facility changes	$1,337,000	$—
Wallingford, Connecticut facility changes	—	116,000
Acquisition-related integration expenses and other costs	349,000	973,000

TOTAL	$1,686,000	$1,089,000

Galway, Ireland Manufacturing Facility Changes—On May 11, 2006, the Company announced that it would be closing its Galway, Ireland manufacturing facility. The facility ceased operations on October 31, 2006, and substantially all of the accrued obligations are expected to be paid by December 31, 2006.

The manufacturing activities previously conducted at the Galway facility were transferred to the Company’s three existing manufacturing sites in the U.S. It is anticipated that the closure will result in future cost reductions and operational efficiencies. Approximately 40 employees, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions, were involuntarily terminated as a result of the closure. The costs reflected in the table above for Galway, Ireland facility changes relate primarily to employee retention and transition benefits as well as other direct costs associated with the facility changes.

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

NOTE J – ACQUISITIONS

OxyTec— On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec Medical Corporation (OxyTec) for a cash purchase price of $10,400,000 (including transaction costs), with provisions for up to $30,000,000 of additional payments to be made based on the acquired company’s operating performance in future years. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients. The results of operations of OxyTec are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 21, 2006. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2006.

Omni Therm— On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm, Inc. (Omni Therm) for a cash purchase price of $2,610,000 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures. The results of operations of Omni Therm are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, May 15, 2006. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2006.

Other— On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The cash purchase price totaled $8,400,000 (including transaction costs), with provisions for uncapped additional payments to be made based on the acquired company’s operating performance in future years through 2010. The acquired entity’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, October 6, 2005. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2006.

During the three-month period ended September 30, 2006, the Company acquired an international distributor and certain sleep disorder technology for total consideration of $3,558,000, net of cash acquired.

NOTE K – SALE OF INVESTMENT

On July 21, 2005, Centene Corporation (Centene) acquired AirLogix, Inc. (AirLogix) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix. In connection with the sale of AirLogix, the Company received $5,488,000 as of September 30, 2006, and total proceeds are expected to be approximately $6,400,000. The Company recorded a pre-tax gain of $4,398,000 during the three-month period ended September 30, 2005 as a result of the sale. This amount is included in Other Income.

NOTE L – RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157). FASB No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt the provisions of FASB No. 157 on July 1, 2008, and does not believe it will have a material impact to its consolidated financial statements.

* * * * * * * * * *

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission (SEC), external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major earthquake, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended September 30		Percent Increase (Decrease)
	2006	2005
Net sales	$266,623,734	$240,222,311	11%
Cost of goods sold	124,638,470	107,543,034	16%

	141,985,264	132,679,277	7%

General and administrative expenses (excluding acquisition earn-out expenses)	34,885,636	40,250,999	(13)%
Acquisition earn-out expenses	—	1,300,239
Sales, marketing and commission expenses	57,564,863	50,505,971	14%
Research and development expenses	14,513,403	14,069,650	3%
Contribution to foundation	—	1,500,000
Restructuring and acquisition-related expenses	1,685,694	1,089,033	55%
Other income	(1,984,601)	(5,937,255)

	106,664,995	102,778,637

INCOME BEFORE INCOME TAXES	35,320,269	29,900,640	18%

Income taxes	13,251,112	11,324,234

NET INCOME	$22,069,157	$18,576,406	19%

Diluted earnings per share	$0.30	$0.25	18%

Diluted shares outstanding	73,709,647	73,341,234

Net Sales—Net sales for the three-month period ended September 30, 2006 were $266,624,000; representing an 11% increase over the net sales of $240,222,000 recorded for the three-month period ended September 30, 2005. The Company’s sales growth during this three-month period is summarized as follows:

	Three-Month Periods Ended September 30				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$138,258,000	52%	$123,604,000	51%	$14,654,000	12%
Domestic Hospital Products	43,337,000	16%	42,404,000	18%	933,000	2%
International Products	85,029,000	32%	74,214,000	31%	10,815,000	15%

Total	$266,624,000	100%	$240,222,000	100%	$26,402,000	11%

The Company’s strategy is to broaden the scope of its business in the sleep and respiratory markets while continuing to grow its core drivers. The Company’s core growth drivers include expanding the global Obstructive Sleep Apnea (OSA) marketplace, furthering the acceptance and adoption of the Company’s ventilation therapies, and continued successful international expansion. In connection with this strategy, the Company also continues to invest and gain critical mass in Children’s Medical Ventures, Home Respiratory Care, Respiratory Drug Delivery and Sleep Well Ventures.

Overall, acquired revenues and the impact of foreign currency exchange rate changes, in the aggregate, had less than a 0.5% positive impact on revenues during the three-month period ended September 30, 2006.

The Company’s domestic Sleep and Home Respiratory revenue increase during the three-month period ended September 30, 2006 was led by a year-over-year increase of $14,438,000 (15%) in sleep therapy. The Company’s growth in OSA was achieved through the Company’s overall product breadth in OSA therapy, strong sales channels with thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% – 20%). This increase in sleep therapy revenues was achieved as the Company continued to execute on its planned transition to the new M-Series platform of positive airway pressure devices. As of September 30, 2006, the Company has released all models of the new M-Series, including Bi-level devices which were introduced at the end of September. As of September 30, 2006, the Company’s Alice® 5 Sleep Diagnostics System also continued to gain market share in sleep labs, posting a year-over-year increase of $1,687,000 (41%) in the three-month period ended September 30, 2006.

Sales of domestic Hospital products during the three-month period ended September 30, 2006 increased by $933,000 (2%). Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $2,276,000 (11%), during the three-month period ended September 30, 2006. These results were led by increased ventilation sales, specifically the Vision® non-invasive ventilator. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) decreased by $1,831,000 (24%). This decrease was largely due to the initial stocking orders, included in sales for the three-month period ended September 30, 2005, associated with the prior year launch of the Company’s I-nebTM Adaptive Aerosol Delivery™ system. Domestic Children’s Medical Ventures product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $488,000 (4%), during the three-month period ended September 30, 2006.

The Company’s international growth during the three-month period ended September 30, 2006 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increase was driven by sleep therapy, which increased by $8,397,000 (27%) during the three-month period ended September 30, 2006. International Hospital product sales increased by $6,167,000 (31%) for the three-month period ended September 30, 2006. The increase was driven primarily by higher ventilation therapy and Respiratory Drug Delivery product sales. The Company’s international revenue growth occurred across key markets, with Europe, Canada, and the Far East / Asia Pacific all experiencing revenue increases.

Gross Profit—The Company’s gross profit was 53% of net sales for the three-month period ended September 30, 2006. The Company’s gross profit was 55% of net sales for the three-month period ended September 30, 2005. Gross profit percentage decreased as the Company continued to execute on its planned transition to the new M-Series platform of CPAP devices in the current quarter. During this transition the Company continued to aggressively sell its legacy CPAP platform, sometimes at discounted prices and has not yet reached peak manufacturing efficiency on the new M-Series. The margin pressure from the CPAP platform transition was partially offset by higher revenue, product sales mix and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $34,886,000 (13% of net sales) for the three-month period ended September 30, 2006, compared to $40,251,000 (17% of net sales) for the three-month period ended September 30, 2005. The decrease for the three-month period ended September 30, 2006 was due primarily to reduced variable compensation expense. The prior year period also included increased additions to the allowance for doubtful accounts due to customers affected by the 2005 Gulf Coast hurricanes. Additionally, general and administrative expense for the three-month period ended September 30, 2006 includes $2,100,000 of product warranty expense associated with the recall of a heated humidifier device used with its older legacy CPAP systems.

Acquisition Earn-out Expenses—During the three-month period ended September 30, 2005, the Company incurred $1,300,000 (less than 1% of net sales) of acquisition earn-out expenses related to its May 2002 acquisition of Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”). The earn-out measurement period ceased during the three-month period ended June 30, 2006, as such, no expense was incurred during the three-month period ended September 30, 2006.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $57,565,000 (22% of net sales) for the three-month period ended September 30, 2006, compared to $50,506,000 (21% of net sales) for the three-month period ended September 30, 2005. The increase was driven by higher marketing costs associated with the launch of new products, including the M-Series platform of CPAP devices, and the Company’s continued investments in sales and marketing programs and sales force, especially in international markets.

Research and Development Expenses—Research and development expenses were $14,513,000 (5% of net sales) for the three-month period ended September 30, 2006, compared to $14,070,000 (6% of net sales) for the three-month period ended September 30, 2005. The dollar increase was due to the Company’s continuing commitment to research, development and new product introductions, as well as research and development activities at recently acquired companies. During the three-month period ended September 30, 2005, the Company accelerated approximately $1,800,000 of research and development activities, including certain clinical studies. Significant product development efforts are ongoing and new product launches in many of the Company’s major product lines have recently been issued, and additional product launches are scheduled over the remainder of the current fiscal year and beyond. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the three-month period ended September 30, 2006, the Company did not make a contribution to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). During the three-month period ended September 30, 2005, the Company contributed $1,500,000 to the Foundation. The Foundation was formed for scientific, educational, and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month period ended September 30, 2006, the Company incurred restructuring and acquisition-related expenses of $1,686,000 related primarily to the closure of its Galway, Ireland manufacturing facility, the integration of acquired companies, and other costs. During the three-month period ended September 30, 2005, the Company incurred restructuring and acquisition-related expenses of $1,089,000 related primarily to the integration of acquired companies. See Note I to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other Income—Other income was $1,985,000 for the three-month period ended September 30, 2006, compared to $5,937,000 for the three-month period ended September 30, 2005. Other income in all periods presented includes net interest income and realized and unrealized foreign currency exchange gains (losses), partially offset by recognized (losses) gains on designated cash flow hedges that are more fully described in Note E to the consolidated financial statements. Other income in the three-month period ended September 30, 2005 includes a one-time gain of $4,398,000 from the sale of a minority equity investment in AirLogix that is more fully described in Note K to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 38% for the three-month periods ended September 30, 2006 and 2005.

Net Income—As a result of the factors described above, the Company’s net income was $22,069,000 (8% of net sales) or $0.30 per diluted share for the three-month period ended September 30, 2006, compared to net income of $18,576,000 (8% of net sales) or $0.25 per diluted share for the three-month period ended September 30, 2005. Stock-based compensation under FASB No. 123(R) was $3,035,000 on a pre-tax basis, or $0.03 per diluted share after tax in the three-month period ended September 30, 2006. For the three-month period ended September 30, 2005 stock-based compensation under FASB No. 123(R) was $2,775,000 on a pre-tax basis, or $0.03 per diluted share after tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $453,983,000 at September 30, 2006 and $431,050,000 at June 30, 2006. Net cash provided by operating activities for the three-month period ended September 30, 2006 was $22,658,000, compared to $11,109,000 for the three-month period ended September 30, 2005. The increase in cash provided by operating activities was primarily due to higher net income before depreciation and amortization, offset partially by working capital changes, including an increase in accounts receivable and inventories. The increase in inventories that affected operating cash flows was to support the Company’s on-going release of its M-Series platform of CPAP units and other new products, as well as facility changes. FASB 123(R) requires the excess tax benefits from stock option exercises to be reported as a reduction to operating cash flows, with an offsetting increase to cash flows from financing activities. As of September 30, 2006 and 2005 this reduction to operating cash flows totaled $1,377,000 and $2,780,000, respectively. As of September 30, 2005, the Company recognized a gain of $4,398,000 on the sale of the AirLogix investment that is subtracted from operating cash flows. The proceeds from this sale which were used to fund operating activities are included as positive cash flows from investing activities.

Net cash used by investing activities was $30,966,000 and $5,814,000 for the three-month periods ended September 30, 2006 and 2005, respectively. For the three-month period ended September 30, 2006, cash flows used in investing activities include $12,500,000 invested in short-term marketable securities. Additionally, the Company paid $3,558,000 (net of cash acquired) to acquire businesses, and other investments and $203,000 of additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note J to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($14,705,000 and $9,105,000 during the three-month periods ended September 30, 2006 and 2005, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, intangible assets and the production of equipment leased to customers. During the three-month period ended September 30, 2005, the Company received $5,488,000 of proceeds from the sale of its minority equity investment in AirLogix. Additionally, during the three-month period ended September 30, 2005, the Company paid $2,197,000 of additional purchase price payments for previously acquired businesses. Funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $5,867,000 during the three-month period ended September 30, 2006 consists of $3,995,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $495,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligations, and $1,377,000 of excess tax benefits from stock option exercises. For the three-month period ended September 30, 2005, cash provided by financing activities of $15,066,000 consists of $6,020,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $6,266,000 of proceeds from equipment financing at the Company’s Fuji subsidiary in Japan, net of amounts paid under long-term debt and capital lease obligation, and $2,780,000 of excess tax benefits from stock option exercises.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,443,000 at September 30, 2006, with certain provisions allowing for further expansion of the credit facility), and its accumulated cash and cash equivalents—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, non-cancelable operating leases, and amounts payable to selling parties of previously acquired businesses. The composition and nature of these obligations and commitments have not changed materially since June 30, 2006.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a margin over the London Interbank Offered Rate (LIBOR). As of September 30, 2006, no borrowings were outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of September 30, 2006:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-Term Debt	$1,246,000	$956,000	$290,000	$—	$—
Capital Lease Obligations	43,602,000	17,592,000	21,021,000	4,989,000	—
Operating Leases	37,957,000	7,250,000	14,644,000	10,493,000	5,570,000
Amounts payable to selling parties of previously acquired businesses	10,674,000	6,818,000	500,000	3,356,000	—

Total Contractual Obligations	$93,479,000	$32,616,000	$36,455,000	$18,838,000	$5,570,000

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,557,000	$1,557,000	$—	$—	$—

Amounts pertaining to the Company’s May 2002 acquisition of Fuji totaling $6,818,000 are included in amounts payable to selling parties of previously acquired businesses. Obligations pertaining to the Fuji acquisition are included with accrued expenses and other current liabilities in the Company’s September 30, 2006 consolidated balance sheet and are scheduled to be paid by December 31, 2006.

The amounts payable to selling parties of previously acquired businesses in the table above also includes $500,000 scheduled to be paid after a three-year retention period in conjunction with the Company’s purchase of Mini-Mitter Company, Inc. (Mini-Mitter) on April 1, 2005.

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Mini-Mitter, the acquired oxygen generation technology company, and OxyTec, for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of September 30, 2006 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note J to the Consolidated Financial Statements for additional information about these obligations.

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

As of September 30, 2006, the total exposure for unpaid installment receivables approximates $16,197,000, compared to $15,718,000 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $15,449,000 and $14,970,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at September 30, 2006 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,828,000 and $3,406,000 as of September 30, 2006 and June 30, 2006, respectively. Approximately 13% of the Company’s net sales were made under these financing arrangements during the three-month period ended September 30, 2006, compared to 9% during the three-month period ended September 30, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange rates.

Foreign Exchange Rates—The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Swiss Franc, the Hong Kong Dollar, the Swedish Kronor, the Norwegian Kroner and the Chinese Yuan. As part of the Company’s risk management strategy, the Company has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note E to the consolidated financial statements for additional information about the Company’s foreign currency hedging activities.

For the three-month period ended September 30, 2006, sales denominated in currencies other than the U.S. Dollar totaled $47,578,000, or approximately 18% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $4,325,000 for the three-month period ended September 30, 2006. The Company uses a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts to mitigate the impact that an adverse change of 10% in exchange rates would have on its net income. Foreign currency losses included in the determination of the Company’s net income, including the impact of designated cash flow hedges, totaled $87,000 for the three-month period ended September 30, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (Invacare) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new Continuous Positive Airway Pressure (CPAP) device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the company’s patents are invalid. Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. The Court postponed the May 2006 trial but has not yet set the new trial date.

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

By Order dated October 23, 2006, the Court granted partial summary judgment in the Company’s favor, dismissing Invacare’s monopolization, attempted monopolization, price discrimination, and unfair competition claims. The Court also limited future discovery in the case to the two remaining claims, a restraint of trade claim under both federal and state law. The Company continues to vigorously defend itself against these claims. On October 31, 2006, Invacare filed a motion asking the Court to reconsider portions of its decision granting partial summary judgment. The Company opposes this motion.

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those previously described in filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition, or cash flows.

Item 1A: Risk Factors.

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

RESPIRONICS, INC.

Date: November 9, 2006	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer