Form 10-Q
period 2006-12-31
RESPIRONICS INC
filed 2007-02-09
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

or

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

As of January 31, 2007, there were 80,151,520 shares of Common Stock of the registrant outstanding, of which 6,990,305 were held in treasury.

INDEX

RESPIRONICS, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated September 8, 2006 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective July 1, 2005. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 9, 2007

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) December 31 2006	June 30 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$249,292,202	$259,513,275
Short-term investments	27,983,418	5,838,020
Trade accounts receivable	198,288,761	187,501,600
Inventories	144,675,702	124,149,106
Prepaid expenses and other current assets	23,434,654	19,196,541
Deferred income tax benefits	48,017,538	45,893,406

TOTAL CURRENT ASSETS	691,692,275	642,091,948
PROPERTY, PLANT AND EQUIPMENT
Land	4,461,290	4,371,831
Buildings	28,278,921	27,420,536
Production and office equipment	331,999,152	313,884,506
Leasehold improvements	14,066,968	10,982,910

	378,806,331	356,659,783
Less allowances for depreciation and amortization	235,375,856	218,717,264

	143,430,475	137,942,519
OTHER ASSETS	62,741,517	55,981,290
GOODWILL	187,008,616	181,361,861

TOTAL ASSETS	$1,084,872,883	$1,017,377,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,538,631	$70,667,025
Accrued expenses and other current liabilities	111,152,259	122,173,359
Current portion of long-term obligations	18,795,263	18,201,496

TOTAL CURRENT LIABILITIES	203,486,153	211,041,880
LONG-TERM OBLIGATIONS	25,577,963	26,755,813
OTHER NON-CURRENT LIABILITIES	20,756,312	15,131,953
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 80,093,141 shares at December 31, 2006 and 79,730,591 shares at June 30, 2006; outstanding 73,102,836 shares at December 31, 2006 and 72,740,276 shares at June 30, 2006	800,931	797,306
Additional capital	330,770,842	315,857,213
Accumulated other comprehensive loss	(1,049,278)	(5,068,361)
Retained earnings	545,969,269	494,301,163
Treasury stock	(41,439,309)	(41,439,349)

TOTAL SHAREHOLDERS’ EQUITY	835,052,455	764,447,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,084,872,883	$1,017,377,618

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended December 31		Six-month periods ended December 31
	2006	2005	2006	2005
Net sales	$288,663,686	$257,901,418	$555,287,420	$498,123,729
Cost of goods sold	134,145,068	115,169,252	258,783,538	222,712,286

	154,518,618	142,732,166	296,503,882	275,411,443
General and administrative expenses (excluding acquisition earn-out expenses)	38,424,426	39,556,803	73,310,062	79,807,802
Acquisition earn-out expenses	—	752,290	—	2,052,529
Sales, marketing and commission expenses	54,864,161	50,687,026	112,429,024	101,192,997
Research and development expenses	15,738,858	12,962,179	30,252,261	27,031,829
Contribution to foundation	—	—	—	1,500,000
Restructuring and acquisition-related expenses	1,201,216	224,133	2,886,910	1,313,166
Other income	(2,855,330)	(76,649)	(4,839,931)	(6,013,904)

	107,373,331	104,105,782	214,038,326	206,884,419

INCOME BEFORE INCOME TAXES	47,145,287	38,626,384	82,465,556	68,527,024
Income taxes	17,546,339	14,573,601	30,797,450	25,897,835

NET INCOME	$29,598,948	$24,052,783	$51,668,106	$42,629,189

Basic earnings per share	$0.41	$0.33	$0.71	$0.59

Basic shares outstanding	73,024,467	72,160,067	72,929,537	72,014,449
Diluted earnings per share	$0.40	$0.33	$0.70	$0.58

Diluted shares outstanding	73,844,191	73,540,297	73,776,919	73,452,853

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Six-month periods ended December 31
	2006	2005
OPERATING ACTIVITIES
Net income	$51,668,106	$42,629,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,495,597	22,005,348
Stock-based compensation	6,092,645	5,878,551
Excess tax benefits from share-based payment arrangements	(2,122,952)	(4,571,520)
Acquisition earn-out payments, net of provisions	(5,365,055)	(2,231,314)
Gain on sale of investment	(928,078)	(4,398,274)
Changes in operating assets and liabilities:
Accounts receivable	(9,772,031)	(20,899,477)
Inventories	(19,593,871)	(6,376,220)
Other operating assets and liabilities	(8,193,843)	(153,806)

NET CASH PROVIDED BY OPERATING ACTIVITIES	41,280,518	31,882,477
INVESTING ACTIVITIES
Proceeds from sale of investment	928,078	5,488,097
Purchases of property, plant and equipment	(29,160,483)	(22,279,956)
Purchases of short-term investments	(23,135,056)	—
Maturities of short-term investments	1,200,000	—
Acquisition of businesses, including additional purchase price payments, intangible assets and other investments, net of cash acquired	(12,196,000)	(15,352,488)

NET CASH USED BY INVESTING ACTIVITIES	(62,363,461)	(32,144,347)
FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	2,122,952	4,571,520
Proceeds from guarantee of third party debt	1,592,188	—
Net increase in borrowings	445,033	1,229,977
Issuance of common stock	6,701,697	10,132,036

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,861,870	15,933,533

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,221,073)	15,671,663
Cash and cash equivalents at beginning of period	259,513,275	234,632,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249,292,202	$250,303,943

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

December 31, 2006

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Respironics, Inc. and subsidiaries (the “Company” or “Respironics”) have been included. Operating results for three-month and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The amounts and information as of June 30, 2006 set forth in the Consolidated Balance Sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

NOTE B – SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days.

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $15,921,000 as of December 31, 2006 and $15,188,000 as of June 30, 2006.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	December 31, 2006	June 30, 2006
Raw materials	$45,923,000	$41,059,000
Work-in-process	11,964,000	9,606,000
Finished goods	86,789,000	73,484,000

	$144,676,000	$124,149,000

NOTE E – GOODWILL

The Company performed its annual impairment test as of December 31, 2006 and determined that no impairment exists. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets.”

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

The Company enters into foreign currency contracts, when it deems appropriate, to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to forecasted transactions that are not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in foreign currencies. When deemed appropriate, hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the three-month and six-month periods ended December 31, 2006 and 2005.

The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in other comprehensive loss (OCI) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time.

As of December 31, 2006 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in the Japanese Yen and the Euro. The foreign currency option and forward contracts have notional amounts of approximately $13,610,000 as of December 31, 2006 and mature at various dates through February 15, 2007. As of December 31, 2006 and June 30, 2006, foreign currency option and forward contracts with a fair value of $163,000 and $58,000, respectively, are recorded with prepaid expenses and other current assets.

For the three-month and six-month periods ended December 31, 2006, the Company recognized net gains related to designated cash flow hedges in the amount of $202,000 and $262,000. For the three-month and six-month periods ended December 31, 2005, the Company recognized net gains related to designated cash flow hedges in the amount of $80,000 and $113,000. These amounts are classified with other income in the consolidated statements of operations. During the three-month and six-month periods ended December 31, 2006 and 2005, the derivative gains were offset by realized and unrealized currency losses on the cash flows being hedged, which are also classified with other income in the consolidated statements of operations.

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation and Other:

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (Invacare) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new Continuous Positive Airway Pressure (CPAP) device infringes one or more of eleven U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the Company’s patents are invalid. Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. The Court has not yet set a trial date.

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

As of December 31, 2006, the total exposure for unpaid installment receivables approximates $15,395,000, compared to $15,718,000 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $14,647,000 and $14,970,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at December 31, 2006 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,994,000 and $3,406,000 as of December 31, 2006 and June 30, 2006, respectively. Approximately 10% and 11% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2006, compared to 9% during the three-month and six-month periods ended December 31, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

Third Party Debt Guarantee:

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company could be required to make, in the event that the third party defaults on its debt obligations, is $7,000,000. The term of the guarantee is five years from its December 2006 inception date. The current fair value of the guarantee approximates $1,592,000; this amount is included in the balance sheet within other non-current liabilities and will be amortized into income over five years. At the present time, the Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and five years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the six-month period ended December 31, 2006 are as follows:

Product Warranties
Balance at June 30, 2006	$18,600,000
Warranty accruals during the period	9,251,000
Service costs incurred during the period	(6,015,000)

Balance at December 31, 2006	$21,836,000

Deferred Service Revenues
Balance as of June 30, 2006	$8,238,000
Revenues deferred during the period	2,169,000
Amounts recorded as revenue during the period	(2,370,000)

Balance at December 31, 2006	$8,037,000

Product warranty amounts included in the table above include amounts associated with a product recall of a heated humidifier device used with the Company’s older legacy CPAP systems. During the three-month period ended December 31, 2006, the Company completed substantially all of its initial customer communications in the field and began to administer the recall. The Company also maintained contact with the U.S. Food and Drug Administration (FDA) regarding the recall. In total, the Company has identified approximately 172,000 humidifiers, produced three to five years ago, that are subject to this recall. As of September 30, 2006, the Company maintained an accrual in the amount of $4,700,000 based on its estimate of costs to administer and service the recall. No additional provisions were made to the recall accrual during the three-month period ended December 31, 2006. All activity within the recall accrual for the six-month period ended December 31, 2006 is reflected in the table above. The estimates and related accruals are all subject to FDA approval of the Company’s plan of action with respect to the recall.

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE H – STOCK OPTION AND PURCHASE PLANS

At December 31, 2006, the Company has two active employee stock option plans, the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and one employee stock purchase plan. The 2000 Stock Incentive Plan, the 2006 Stock Incentive Plan and the employee stock purchase plan are described more fully in Note N in the Company’s June 30, 2006 consolidated financial statements.

The Respironics, Inc. 2007 Employee Stock Purchase Plan (“2007 Plan”) was approved by the Company’s shareholders on November 14, 2006. Respironics employees began participating in this Plan effective January 1, 2007. The 2002 Employee Stock Purchase Plan expired on December 31, 2006. The 2007 Plan, which expires by December 31, 2016, provides for the issuance of up to 1,000,000 shares to Company employees.

The 2000 Stock Incentive Plan provides for the issuance of up to 6,552,000 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of December 31, 2006, 441,000 shares were reserved and available to be granted pursuant to the 2000 Stock Incentive Plan. The 2006 Stock Incentive Plan was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of December 31, 2006, 3,846,000 shares were reserved and available to be granted pursuant to the 2006 Stock Incentive Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

The Company adopted FASB Statement No. 123 (Revised 2004)—”Share-Based Payment” (FASB No. 123(R)) on July 1, 2005 using the modified prospective method. Stock-based compensation expenses in the three-month and six-month periods ended December 31, 2006 was $3,057,000 ($2,029,000 after tax, or $0.03 per share) and $6,093,000 ($4,124,000 after tax, or $0.05 per share). For the three-month period ended December 31, 2006 stock-based compensation expense was comprised of $2,914,000 attributable to stock options and $143,000 is attributable to the employee stock purchase plan. For the six-month period ended December 31, 2006 stock-based compensation expense was comprised of $5,713,000 attributable to stock options and $380,000 is attributable to the employee stock purchase plan. As of December 31, 2006 and June 30, 2006 the total unrecognized stock-based compensation expenses related to non-vested stock awards was $26,003,000 and $21,335,000, respectively, which will be recognized over a weighted-average period of 2.20 and 1.75 years, respectively.

FASB No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the six-month period ended December 31, 2006, FASB 123 No. (R) resulted in cash flows provided by financing activities of $2,123,000, which reduced cash flows provided by operating activities by the same amount. For the six-month period ended December 31, 2005, FASB No. 123 (R) resulted in cash flows provided by financing activities of $4,572,000, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the six-month period ended December 31, 2006:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	5,757,000	$26.17	$9.39	7.54
Granted at fair value	1,450,000	35.30
Exercised	(363,000)	19.02
Cancelled	(68,000)	30.88

Outstanding at December 31, 2006	6,776,000	$28.48	$9.27	7.65

Exercisable at December 31, 2006	3,346,000	$22.06	$15.69	6.07

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The weighted-average grant date fair value of stock options granted during the six-month periods ended December 31, 2006 and 2005 was $8.58 and $9.42 per share, respectively. The total intrinsic value of stock options exercised during the six-month periods ended December 31, 2006 and 2005 was $6,298,000 and $13,052,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six-month periods ended December 31
	2006	2005
Weighted-average expected stock-price volatility	23.7%	24.6%
Weighted-average expected option life	3.4 years	3.5 years
Average risk-free interest rate	4.8%	4.0%
Average dividend yield	0.0%	0.0%

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

NOTE I – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	December 31 2006	December 31 2005	December 31 2006	December 31 2005
Net income	$29,599,000	$24,053,000	$51,668,000	$42,629,000
Foreign currency translation gains (losses)	2,849,000	(2,442,000)	4,021,000	(4,407,000)
Unrealized losses on marketable securities	(6,000)	—	(2,000)	—

Comprehensive income	$32,442,000	$21,611,000	$55,687,000	$38,222,000

NOTE J – RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses:

	Three-month periods ended		Six-month periods ended
	December 31 2006	December 31 2005	December 31 2006	December 31 2005
Galway, Ireland facility charges	$514,000	$—	$1,851,000	$—
Wallingford, Connecticut facility charges	—	(26,000)	—	90,000
Acquisition-related integration expenses and other costs	687,000	250,000	1,036,000	1,223,000

TOTAL	$1,201,000	$224,000	$2,887,000	$1,313,000

Galway, Ireland Manufacturing Facility—On May 11, 2006, the Company announced that it would be closing its Galway, Ireland manufacturing facility. The facility ceased operations on October 31, 2006, and substantially all of the accrued obligations have been paid as of December 31, 2006.

The manufacturing activities previously conducted at the Galway facility were transferred to the Company’s three existing manufacturing sites in the U.S. It is anticipated that the closure will result in future cost reductions and operational efficiencies. Approximately 40 employees, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions, were involuntarily terminated as a result of the closure. The costs reflected in the table above for Galway, Ireland facility charges relate primarily to employee retention and transition benefits as well as other direct costs associated with the facility closure.

Acquisition-Related Integration Expenses—As more fully described in Note K to these consolidated financial statements, the Company has recently completed several business acquisitions. In certain cases, the Company’s acquisition integration strategy includes the centralization and harmonization of business processes which may result in the elimination of redundancies, centralization of corporate services functions, and the implementation of standardized processes across several business functions, which may include, among others, information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the Consolidated Statement of Operations.

NOTE K – ACQUISITIONS

Fuji—On December 8, 2006, the Company acquired the remaining 10% ownership interest of Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), for a total purchase price of $6,798,000. This payment represents the final payment of the Fuji acquisition. The Company has maintained a controlling interest in Fuji since the May 2002 purchase date. This final payment was comprised of the fourth and final annual installment payment for the remaining 10% outstanding shares ($1,433,000), and the final earn-out payment ($5,365,000) which was made based on the operating performance of Fuji over four years. The terms of both of these payments have been disclosed in prior periods, and the balance of this final payment was fully accrued in the Company’s Consolidated Balance Sheet as of June 30, 2006 in accrued expenses and other current liabilities.

OxyTec—On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec Medical Corporation (OxyTec) for a cash purchase price of $10,420,000 (including transaction costs), with provisions for up to $30,000,000 of additional payments to be made based on the acquired company’s operating performance in future years. These additional future payments would be recorded as costs of the acquisition at the time they become payable. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients. The results of operations of OxyTec are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 21, 2006. The acquisition did not materially impact the Company’s net sales or net income during the three-month and six-month periods ended December 31, 2006.

Omni Therm—On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm, Inc. (Omni Therm) for a cash purchase price of $2,625,000 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures. The results of operations of Omni Therm are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, May 15, 2006. The acquisition did not materially impact the Company’s net sales or net income during the three-month and six-month periods ended December 31, 2006.

Other—On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The cash purchase price totaled $8,416,000 (including transaction costs), with provisions for uncapped additional payments to be made based on the acquired company’s future operating performance over a five year period commencing on the first commercial product sale date. These additional future payments would be recorded as costs of the acquisition at the time they become payable. The acquired entity’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, October 6, 2005. The acquisition did not materially impact the Company’s net sales or net income during the three-month and six-month periods ended December 31, 2006.

In July 2006, the Company acquired a controlling interest in an international distributor as well as certain sleep disorder technology for total consideration of $3,558,000, net of cash acquired. Neither the acquisition of the international distributor, nor the acquisition of the sleep disorder technology had a material impact on the Company’s net sales or net income during the three-month and six-month periods ended December 31, 2006.

NOTE L – SALE OF INVESTMENT

On July 21, 2005, Centene Corporation (Centene) acquired AirLogix, Inc. (AirLogix) for approximately $35,000,000 in cash plus additional consideration of up to $5,000,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix.

In connection with the sale of AirLogix, the Company received total proceeds of $6,416,000; $5,488,000 in the three-month period ended September 30, 2005, and upon the conclusion of the earn-out period, $928,000 in the three-month period ended December 31, 2006. The Company recorded pre-tax gains totaling $5,326,000; $4,398,000 in the three-month period ended September 30, 2005 and $928,000 in the three-month period ended December 31, 2006. These gains are included in the Consolidated Statement of Operations in Other income in the periods described above. The Company does not expect to receive any additional future proceeds related to this stock sale.

NOTE M – RECENT ACCOUNTING PRONOUNCEMENTS

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

* * * * * * * * * *

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission (SEC), external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major natural disaster, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended December 31		Percent Increase (Decrease)	Six-month periods ended December 31		Percent Increase (Decrease)
	2006	2005		2006	2005
Net sales	$288,663,686	$257,901,418	12%	$555,287,420	$498,123,729	11%
Cost of goods sold	134,145,068	115,169,252	16%	258,783,538	222,712,286	16%

	154,518,618	142,732,166	8%	296,503,882	275,411,443	8%
General and administrative expenses (excluding acquisition earn-out expenses)	38,424,426	39,556,803	(3)%	73,310,062	79,807,802	(8)%
Acquisition earn-out expenses	—	752,290		—	2,052,529
Sales, marketing and commission expenses	54,864,161	50,687,026	8%	112,429,024	101,192,997	11%
Research and development expenses	15,738,858	12,962,179	21%	30,252,261	27,031,829	12%
Contribution to foundation	—	—		—	1,500,000
Restructuring and acquisition-related expenses	1,201,216	224,133		2,886,910	1,313,166
Other income	(2,855,330)	(76,649)		(4,839,931)	(6,013,904)

	107,373,331	104,105,782		214,038,326	206,884,419

INCOME BEFORE INCOME TAXES	47,145,287	38,626,384	22%	82,465,556	68,527,024	20%
Income taxes	17,546,339	14,573,601	20%	30,797,450	25,897,835	19%

NET INCOME	$29,598,948	$24,052,783	23%	$51,668,106	$42,629,189	21%

Diluted earnings per share	$0.40	$0.33	21%	$0.70	$0.58	21%

Diluted shares outstanding	73,844,191	73,540,297		73,776,919	73,452,853

Net Sales—Net sales for the three-month period ended December 31, 2006 were $288,664,000, representing a 12% increase over the net sales of $257,901,000 recorded for the three-month period ended December 31, 2005. The Company’s sales growth during this three-month period is summarized as follows:

	Three-month periods ended December 31				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$138,553,000	48%	$127,653,000	50%	$10,900,000	9%
Domestic Hospital Products	54,610,000	19%	49,237,000	19%	5,373,000	11%
International Products	95,501,000	33%	81,011,000	31%	14,490,000	18%

Total	$288,664,000	100%	$257,901,000	100%	$30,763,000	12%

Net sales for the six-month period ended December 31, 2006 were $555,288,000, representing an 11% increase over the net sales of $498,124,000 recorded for the six-month period ended December 31, 2005. The Company’s sales growth during this six-month period is summarized as follows:

	Six-month periods ended December 31				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$276,811,000	50%	$251,257,000	51%	$25,554,000	10%
Domestic Hospital Products	97,947,000	18%	91,641,000	18%	6,306,000	7%
International Products	180,530,000	32%	155,226,000	31%	25,304,000	16%

Total	$555,288,000	100%	$498,124,000	100%	$57,164,000	11%

The Company’s strategy is to broaden the scope of its business in the sleep and respiratory markets while continuing to grow its core drivers. The Company’s core growth drivers include expanding its presence in the global Obstructive Sleep Apnea (OSA) marketplace, furthering the acceptance and adoption of the Company’s ventilation therapies, and continued successful international expansion. In connection with this strategy, the Company also continues to invest and gain critical mass in Children’s Medical Ventures, Home Respiratory Care, Respiratory Drug Delivery and Sleep Well Ventures.

Overall, acquired revenues and the impact of foreign currency exchange rate changes, in the aggregate, had less than a 1.0% positive impact on revenues during the three-month and six-month periods ended December 31, 2006.

The Company’s domestic Sleep and Home Respiratory revenue increases during the three-month and six-month periods ended December 31, 2006 were led by a year-over-year increase of $13,270,000 (13%) and $27,708,000 (14%) in sleep therapy, respectively. The Company’s growth in OSA was achieved through the Company’s overall product breadth in OSA therapy, strong sales channels with thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% – 20%). This increase in sleep therapy revenues was achieved as the Company completed its planned transition to the new M Series platform of sleep therapy devices, while also working through the previously announced limited voluntary recall of a heated humidifier used with the Company’s legacy CPAP Systems. The Company’s Alice® 5 Sleep Diagnostics System posted increases of $812,000 (22%) and $2,499,000 (32%) in the three-month and six-month periods ended December 31, 2006, respectively. The Company experienced declines in sales of home respiratory care products in the three and six-month periods ended December 31, 2006 of $2,939,000 (16%) and $4,169,000 (12%), respectively, primarily due to uncertainty surrounding medical reimbursement changes impacting oxygen sales.

Sales of domestic Hospital products during the three-month and six-month periods ended December 31, 2006 increased by $5,373,000 (11%) and $6,306,000 (7%), respectively. Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $5,375,000 (22%) and $7,651,000 (17%) during the three-month and six-month periods ended December 31, 2006, respectively. These results were led by increased ventilation sales, specifically the Vision® non-invasive ventilator, as well as growth in monitoring sales. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) decreased by $601,000 (6%) and $2,431,000 (14%) during the three-month and six-month periods ended December 31, 2006. The decreases were largely due to the initial stocking orders, included in sales for the prior year, associated with the prior year launch of the Company’s I-nebTM Adaptive Aerosol Delivery™ system. Domestic Children’s Medical Ventures product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $599,000 (4%) and $1,086,000 (4%), during the three-month and six-month periods ended December 31, 2006.

The Company’s international growth during the three-month and six-month periods ended December 31, 2006 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increase was driven by sleep therapy, which increased by $9,073,000 (26%) and $17,470,000 (26%) during the three-month and six-month periods ended December 31, 2006. International Hospital product sales increased by $5,237,000 (23%) and $11,405,000 (27%) for the three-month and six-month periods ended December 31, 2006. The increases were driven by very balanced growth across the Hospital product group. The Company’s international revenue growth occurred across key markets, especially Europe and the Far East / Asia Pacific.

Gross Profit—The Company’s gross profit was 54% of net sales for the three-month period ended December 31, 2006 and 53% for the six-month periods ended December 31, 2006. The Company’s gross profit was 55% of net sales for the three-month and six-month periods ended December 31, 2005. Gross profit percentage decreased versus the prior year as the Company continued to execute on its planned transition to the new M Series platform of sleep therapy devices. During this transition the Company continued to aggressively sell its legacy CPAP platform, sometimes at discounted prices, and has not yet reached peak manufacturing efficiency on the new M Series. The margin pressure from the CPAP platform transition was partially offset by higher revenue, product sales mix and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $38,424,000 (13% of net sales) for the three-month period ended December 31, 2006, compared to $39,557,000 (15% of net sales) for the three-month period ended December 31, 2005. For the six-month period ended December 31, 2006, general and administrative expenses were $73,310,000 (13% of net sales) compared to $79,808,000 (16% of net sales) for the prior year six-month period. The decrease for the three-month and six-month periods ended December 31, 2006 was due primarily to reduced variable compensation expense. General and administrative expense for the six-month period ended December 31, 2006 includes $2,100,000 of product warranty expense associated with the recall of a heated humidifier device used with the Company’s older legacy CPAP systems.

Acquisition Earn-out Expenses—During the three-month and six-month periods ended December 31, 2005, the Company incurred acquisition earn-out expenses of $752,000 and $2,053,000 (less than 1% of net sales in both periods), related to the Company’s May 2002 acquisition of Fuji. The earn-out measurement period ceased during the quarter ended June 30, 2006; as such, no expense was incurred during the three-month or six-month periods ended December 31, 2006.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $54,864,000 (19% of net sales) for the three-month period ended December 31, 2006, compared to $50,687,000 (20% of net sales) for the three-month period ended December 31, 2005. For the six-month period ended December 31, 2006, sales, marketing and commission expenses were $112,429,000 (20% of net sales) compared to $101,193,000 (20% of net sales) for the prior year six-month period. The increase was driven by the Company’s continued investments in sales and marketing programs and sales force, especially in international markets, as well as increased marketing costs associated with the launch of new products, including the M Series platform of sleep therapy devices.

Research and Development Expenses—Research and development expenses were $15,739,000 (5% of net sales) for the three-month period ended December 31, 2006, compared to $12,962,000 (5% of net sales) for the three-month period ended December 31, 2005. For the six-month period ended December 31, 2006, research and development expenses were $30,252,000 (5% of net sales) compared to $27,032,000 (5% of net sales) for the prior year six-month period. The dollar increase was due to the Company’s continuing commitment to research, development and new product introductions, as well as research and development activities at recently acquired companies. Significant product development efforts are ongoing and new products in many of the Company’s major product lines have recently been launched, including all models of the M Series platform of sleep therapy devices, and the new OptiLifeTM nasal pillows mask. Additionally, new product launches are scheduled over the remainder of the current fiscal year and beyond. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the three-month and six-month periods ended December 31, 2006, the Company did not make a contribution to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Company contributed zero and $1,500,000 to the foundation during the three-month and six-month periods ended December 31, 2005. The Foundation was formed for scientific, educational, and charitable purposes and is used to promote awareness of, and research into, the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month and six-month periods ended December 31, 2006, the Company incurred restructuring and acquisition-related expenses of $1,201,000 and $2,887,000, related primarily to the closure of its Galway, Ireland manufacturing facility, the integration of acquired companies, and other costs. During the three-month and six-month periods ended December 31, 2005, the Company incurred restructuring and acquisition-related expenses of $224,000 and $1,313,000 related primarily to the integration of acquired companies and other costs. See Note J to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other Income—Other income was $2,855,000 for the three-month period ended December 31, 2006, compared to $77,000 for the three-month period ended December 31, 2005. Other income was $4,840,000 for the six-month period ended December 31, 2006, compared to $6,014,000 for the six-month period ended December 31, 2005. Other income in all periods presented includes net interest income and realized and unrealized foreign currency exchange gains (losses), partially offset by recognized gains (losses) on designated cash flow hedges that are more fully described in Note F to the consolidated financial statements. Other income in the three-month period ended December 31, 2006 includes a $928,000 gain related to the AirLogix sale described in Note L. This cash receipt represents the final payment related to this transaction. Other income in the six-month period ended December 31, 2005 includes a one-time gain of $4,398,000 from the sale of a minority equity investment in AirLogix that is more fully described in Note L to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 37% for the three-month and six-month periods ended December 31, 2006 and 38% for the three-month and six-month periods ended December 31, 2005.

Net Income—As a result of the factors described above, the Company’s net income was $29,599,000 (10% of net sales) or $0.40 per diluted share for the three-month period ended December 31, 2006, compared to net income of $24,053,000 (9% of net sales) or $0.33 per diluted share for the three-month period ended December 31, 2005. The Company’s net income was $51,668,000 (9% of net sales) or $0.70 per diluted share for the six-month period ended December 31, 2006, compared to net income of $42,629,000 (9% of net sales) or $0.58 per diluted share for the six-month period ended December 31, 2005. For the three-month periods ended December 31, 2006 and 2005, stock-based compensation under FASB No. 123(R) was $3,057,000 on a pre-tax basis, or $0.03 per diluted share after tax and $3,105,000 on a pre-tax basis, or $0.03 per diluted share after tax, respectively. For the six-month periods ended December 31, 2006 and 2005, stock-based compensation under FASB No. 123(R) was $6,093,000 on a pre-tax basis, or $0.05 per diluted share after tax and $5,879,000 on a pre-tax basis, or $0.06 per diluted share after tax, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $488,206,000 at December 31, 2006 and $431,050,000 at June 30, 2006. Net cash provided by operating activities for the six-month period ended December 31, 2006 was $41,281,000, compared to $31,882,000 for the six-month period ended December 31, 2005. The increase in cash provided by operating activities was primarily due to higher net income before depreciation and amortization, offset partially by working capital changes, including larger increases in inventories. The increase in inventories that affected operating cash flows was necessary to support the Company’s on-going release of its M Series platform of sleep therapy devices and other new products, as well as facility changes. Cash flows from operating activities reflect a payment of $5,365,000 related to the final amount owed under the earn-out provisions of the Fuji acquisition. FASB No. 123(R) requires the excess tax benefits from stock option exercises to be reported as a reduction to operating cash flows, with an offsetting increase to cash flows from financing activities. For the six-months ended December 31, 2006 and 2005 this reduction to operating cash flows totaled $2,123,000 and $4,572,000, respectively. As of December 31, 2006 and 2005, the Company recognized gains of $928,000 and $4,398,000, respectively, on the sale of the AirLogix investment that is subtracted from operating cash flows.

Net cash used by investing activities was $62,363,000 and $32,144,000 for the six-month periods ended December 31, 2006 and 2005, respectively. For the six-month period ended December 31, 2006, cash flows used in investing activities include the purchase of $21,935,000 of short-term investments, net of $1,200,000 of proceeds from the sale of short-term investments. During the six months ended December 31, 2006 and 2005, respectively, the Company paid $12,196,000 and $15,352,000 (net of cash acquired) to acquire businesses, intangible assets, and other investments including amounts paid for previously acquired businesses. These acquisition-related payments are more fully described in Note K to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($29,160,000 and $22,280,000 during the six-month periods ended December 31, 2006 and 2005, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. During the six-month periods ended December 31, 2006 and 2005, the Company received $928,000 and $5,488,000, respectively, of proceeds from the sale of its minority equity investment in AirLogix. Funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $10,862,000 during the six-month period ended December 31, 2006 consists of $6,702,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $445,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary, net of amounts paid under long-term debt and capital lease obligations, $2,123,000 of excess tax benefits from stock option exercises, and $1,592,000 of proceeds related to the guarantee of third party debt. Net cash provided by financing activities of $15,934,000 during the six-month period ended December 31, 2005 consists of $10,132,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $1,230,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary, net of amounts paid under long-term debt and capital lease obligations, and $4,572,000 of excess tax benefits from stock option exercises.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,246,000 at December 31, 2006, with certain provisions allowing for further expansion of the credit facility), and its accumulated cash, cash equivalents, and short-term investments—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, non-cancelable operating leases, and amounts payable to selling parties of previously acquired businesses.

In the current quarter the Company made the final purchase payment, totaling $6,798,000, to the former owner of Fuji. Prior to the final payment, obligations pertaining to the Fuji acquisition were included with accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet. Additionally, in the current quarter, the Company guaranteed the payment of certain third-party bank debt. The fair value of this obligation is included in the Contractual Obligations and Commercial Commitments table below. Other than the payment of the Fuji purchase obligation, and the third party debt guarantee, the composition and nature of the Company’s obligations and commitments have not changed materially since June 30, 2006.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a margin over the London Interbank Offered Rate (LIBOR). As of December 31, 2006, no borrowings were outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of December 31, 2006:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-term debt	$1,211,000	$942,000	$269,000	$—	$—
Capital lease obligations	43,163,000	17,854,000	20,202,000	5,107,000	—
Operating leases	40,665,000	9,036,000	13,754,000	9,440,000	8,435,000
Amounts payable to selling parties of previously acquired businesses	4,164,000	75,000	500,000	3,589,000	—

Total contractual obligations	$89,203,000	$27,907,000	$34,725,000	$18,136,000	$8,435,000

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of credit	$1,754,000	$1,754,000	$—	$—	$—
Third party bank debt guarantee	1,592,000	117,000	233,000	1,242,000	—

The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of December 31, 2006 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of Mini-Mitter, the acquired oxygen generation technology company, and OxyTec, for which the total amount of the obligations will not be known until the occurrence of future events. See Note K to the Consolidated Financial Statements for additional information about these obligations.

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

As of December 31, 2006, the total exposure for unpaid installment receivables approximates $15,395,000, compared to $15,718,000 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $14,647,000 and $14,970,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at December 31, 2006 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,994,000 and $3,406,000 as of December 31, 2006 and June 30, 2006, respectively. Approximately 10% and 11% of the Company’s net sales were made under these financing arrangements during the three-month and six-month periods ended December 31, 2006, compared to 9% during the three-month and six-month periods ended December 31, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company could be required to make, in the event that the third party defaults on its debt obligations, is $7,000,000. The term of the guarantee is five years from its December 2006 inception date. The current fair value of the guarantee approximates $1,592,000; this amount is included in the balance sheet within other non-current liabilities and will be amortized into income over five years. At the present time, the Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results, differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk from changes in foreign currency exchange rates.

Foreign Currency Exchange Rates—The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Swiss Franc, the Hong Kong Dollar, the Swedish Kronor, the Norwegian Kroner and the Chinese Yuan. As part of the Company’s risk management strategy, the Company has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note F to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the six-month period ended December 31, 2006, sales denominated in currencies other than the U.S. Dollar totaled $100,429,000, or approximately 18% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $9,129,000 for the six-month period ended December 31, 2006. The Company uses a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts to mitigate the impact that an adverse change of 10% in exchange rates would have on its net income. Foreign currency losses included in the determination of the Company’s net income, including the impact of designated cash flow hedges, totaled $236,000 for the six-month period ended December 31, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3: Defaults Upon Senior Securities.

(a)	Not applicable

(b)	Not applicable

Item 4: Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Shareholders was held on November 14, 2006. The holders of 67,343,412 shares of the Company’s stock (approximately 92% of the outstanding shares) were present at the meeting in person or by proxy. The only matters voted upon at the meeting were: (i) the election of four persons to serve as directors for a three-year term expiring at the Annual Meeting of Shareholders in 2009; (ii) the ratification of the selection of Ernst & Young LLP as independent registered public accounting firm to audit the financial statements of the Company for the fiscal year ending June 30, 2007; and (iii) the adoption of the Respironics, Inc. 2007 Employee Stock Purchase Plan. The results of voting were as follows:

(b)	Joseph C. Lawyer, Sean C. McDonald, Mylle H. Mangum, and John C. Miles II, the nominees of the Company’s Board of Directors, were elected to serve until the Annual Meeting of Shareholders in 2009. There were no other nominees.

Shares were voted as follows:

Name	For	Withhold Vote For
Joseph C. Lawyer	59,155,361	8,188,051
Sean C. McDonald	60,129,539	7,213,873
Mylle H. Mangum	59,364,566	7,978,846
John C. Miles II	60,127,690	7,215,722

(c)	The selection of Ernst & Young LLP as independent registered public accounting firm for the 2007 fiscal year was ratified: affirmative votes, 65,978,101; negative votes, 1,344,023; withheld votes, 21,288.

(d)	The adoption of the Company’s 2007 Employee Stock Purchase Plan; affirmative votes, 57,087,775; negative votes, 746,591; withheld votes, 498,178.

Item 5: Other Information.

(a)	Not applicable

(b)	Not applicable

Item 6: Exhibits.

Exhibit 15	Acknowledgement of Ernst & Young, LLP

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: February 9, 2007	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer