Form 10-Q
period 2007-03-31
RESPIRONICS INC
filed 2007-05-10
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, there were 80,629,821 shares of Common Stock of the registrant outstanding, of which 6,990,305 were held in treasury.

INDEX

RESPIRONICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Review Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Respironics, Inc. and Subsidiaries as of March 31, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

May 10, 2007

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

	(Unaudited) March 31 2007	June 30 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$270,026,374	$259,513,275
Short-term investments	48,643,695	5,838,020
Trade accounts receivable	205,924,273	187,501,600
Inventories	163,087,195	124,149,106
Prepaid expenses and other current assets	24,892,651	19,196,541
Deferred income tax benefits	48,903,324	45,893,406

TOTAL CURRENT ASSETS	761,477,512	642,091,948
PROPERTY, PLANT AND EQUIPMENT
Land	4,471,762	4,371,831
Buildings	28,884,412	27,420,536
Production and office equipment	348,819,266	313,884,506
Leasehold improvements	14,831,698	10,982,910

	397,007,138	356,659,783
Less allowances for depreciation and amortization	246,464,052	218,717,264

	150,543,086	137,942,519
OTHER ASSETS	64,800,021	55,981,290
GOODWILL	190,286,277	181,361,861

TOTAL ASSETS	$1,167,106,896	$1,017,377,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$83,166,572	$70,667,025
Accrued expenses and other current liabilities	126,635,307	122,173,359
Current portion of long-term obligations	19,959,360	18,201,496

TOTAL CURRENT LIABILITIES	229,761,239	211,041,880
LONG-TERM OBLIGATIONS	26,890,728	26,755,813
OTHER NON-CURRENT LIABILITIES	22,140,670	15,131,953
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000,000 shares; issued 80,625,782 shares at March 31, 2007 and 79,730,591 shares at June 30, 2006; outstanding 73,635,477 shares at March 31, 2007 and 72,740,276 shares at June 30, 2006	806,218	797,306
Additional capital	348,644,615	315,857,213
Accumulated other comprehensive income (loss)	282,783	(5,068,361)
Retained earnings	580,019,952	494,301,163
Treasury stock	(41,439,309)	(41,439,349)

TOTAL SHAREHOLDERS’ EQUITY	888,314,259	764,447,972

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,167,106,896	$1,017,377,618

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Three-month periods ended March 31		Nine-month periods ended March 31
	2007	2006	2007	2006
Net sales	$307,389,896	$267,311,633	$862,677,316	$765,435,362
Cost of goods sold	142,961,893	120,598,536	401,745,431	343,310,822

	164,428,003	146,713,097	460,931,885	422,124,540
General and administrative expenses (excluding acquisition earn-out expenses)	43,761,620	37,413,924	117,071,681	117,221,726
Acquisition earn-out expenses	—	665,193	—	2,717,722
Sales, marketing and commission expenses	58,729,219	50,725,674	171,158,243	151,918,671
Research and development expenses	16,792,630	14,106,931	47,044,891	41,138,760
Contribution to foundation	2,500,000	—	2,500,000	1,500,000
Restructuring and acquisition-related expenses	977,426	406,741	3,864,336	1,719,907
Other income	(3,104,325)	(1,192,908)	(7,944,256)	(7,206,812)

	119,656,570	102,125,555	333,694,895	309,009,974

INCOME BEFORE INCOME TAXES	44,771,433	44,587,542	127,236,990	113,114,566
Income taxes	10,720,750	16,725,139	41,518,201	42,622,974

NET INCOME	$34,050,683	$27,862,403	$85,718,789	$70,491,592

Basic earnings per share	$0.46	$0.38	$1.17	$0.98

Basic shares outstanding	73,417,063	72,541,140	73,092,046	72,190,012
Diluted earnings per share	$0.46	$0.38	$1.16	$0.96

Diluted shares outstanding	74,302,114	73,704,576	73,960,109	73,536,761

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

	Nine-month periods ended March 31
	2007	2006
OPERATING ACTIVITIES
Net income	$85,718,789	$70,491,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,805,757	39,781,399
Stock-based compensation	9,268,613	8,970,977
Excess tax benefits from share-based payment arrangements	(5,463,911)	(6,225,289)
Acquisition earn-out payments, net of provisions	(5,365,055)	(1,566,121)
Gain on sale of investment	(928,078)	(4,398,274)
Changes in operating assets and liabilities:
Accounts receivable	(17,382,056)	(26,625,056)
Inventories	(40,371,603)	(21,006,191)
Other operating assets and liabilities	24,298,829	511,476

NET CASH PROVIDED BY OPERATING ACTIVITIES	95,581,285	59,934,513
INVESTING ACTIVITIES
Proceeds from sale of investment	928,078	5,488,097
Purchases of property, plant and equipment	(50,937,433)	(37,179,849)
Purchases of short-term investments	(59,167,749)	—
Sales of short-term investments	15,434,279	—
Maturities of short-term investments	1,200,000	—
Acquisition of businesses, including additional purchase price payments, intangible assets and other investments, net of cash acquired	(19,827,093)	(21,621,069)

NET CASH USED BY INVESTING ACTIVITIES	(112,369,918)	(53,312,821)
FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	5,463,911	6,225,289
Proceeds from guarantee of third party debt	1,592,188	—
Net increase in borrowings	2,181,803	565,648
Issuance of common stock	18,063,830	17,151,934

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,301,732	23,942,871

INCREASE IN CASH AND CASH EQUIVALENTS	10,513,099	30,564,563
Cash and cash equivalents at beginning of period	259,513,275	234,632,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$270,026,374	$265,196,843

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

March 31, 2007

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Respironics, Inc. and subsidiaries (the “Company” or “Respironics”) have been included. Operating results for three-month and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The amounts and information as of June 30, 2006 set forth in the Consolidated Balance Sheet and notes to the consolidated financial statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Certain amounts in the prior year financial statements were reclassified to conform with the presentation in the current period.

NOTE B – SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days.

NOTE C – ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $15,309,000 as of March 31, 2007 and $15,188,000 as of June 30, 2006. From time-to-time, the Company does write-off uncollectible customer accounts that are included in the allowance for doubtful accounts, resulting in a direct reduction to the allowance for doubtful accounts.

NOTE D – INVENTORIES

The composition of inventories is as follows:

	March 31, 2007	June 30, 2006
Raw materials	$48,648,000	$41,059,000
Work-in-process	11,451,000	9,606,000
Finished goods	102,988,000	73,484,000

	$163,087,000	$124,149,000

NOTE E – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Hong Kong Dollar, the Canadian Dollar, the Swiss Franc, the Swedish Kronor, the Norwegian Kroner, the Australian Dollar and the Chinese Yuan. As part of the Company’s risk management strategy, management has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

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

As of March 31, 2007, the composition and nature of the Company’s derivative instruments and hedging activities have not changed materially since June 30, 2006. Neither the Company’s derivative instruments nor fluctuations in foreign currency rates had a material impact to the Company’s consolidated financial statements as of, or during the three-month and nine-month periods ended March 31, 2007.

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

Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. On April 26, 2007, the Court issued a summary judgment decision in which it (1) held the Respironics patent claims asserted to be valid; (2) held that Invacare’s current CPAP with SoftX product does not infringe three Respironics patents; and (3) held that it could not decide on summary judgment whether a prior version of the Invacare CPAP with SoftX product infringed a fourth Respironics patent. No trial date has been set for the infringement determination concerning the prior CPAP with SoftX product. Meanwhile, Respironics intends to seek an appeal of the non-infringement aspects of the Court’s decision.

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

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of Financial Accounting Standards Board (FASB) Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (FASB No. 140) and therefore is not recorded on the Company’s financial statements.

As of March 31, 2007, the total exposure for unpaid installment receivables approximates $13,196,000, compared to $15,718,000 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $12,448,000 and $14,970,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at March 31, 2007 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,901,000 and $3,406,000 as of March 31, 2007 and June 30, 2006, respectively. Approximately 10% and 11% of the Company’s net sales were made under these financing arrangements during the three-month and nine-month periods ended March 31, 2007, compared to 9% during the three-month and nine-month periods ended March 31, 2006. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

Third Party Debt Guarantee:

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company could be required to make, in the event that the third party defaults on its debt obligations, is $7,000,000. The term of the guarantee is five years from its December 2006 inception date. The current fair value of the guarantee approximates $1,563,000; this amount is included in the consolidated balance sheet within other non-current liabilities and will be amortized into income over five years. At the present time, the Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

Product Warranties:

Estimated future warranty costs related to certain products are charged to operations in the period in which the related revenue is recognized.

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and five years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the nine-month period ended March 31, 2007 are as follows:

Product Warranties
Balance at June 30, 2006	$18,600,000
Warranty accruals during the period	14,740,000
Service costs incurred during the period	(11,285,000)

Balance at March 31, 2007	$22,055,000

Deferred Service Revenues
Balance as of June 30, 2006	$8,238,000
Revenues deferred during the period	3,606,000
Amounts recorded as revenue during the period	(3,247,000)

Balance at March 31, 2007	$8,597,000

Product warranty amounts included in the table above include amounts associated with a product recall of a heated humidifier device used with the Company’s older legacy CPAP systems. During the three-month period ended December 31, 2006, the Company completed substantially all of its initial customer communications in the field and began to administer the recall. The Company also maintained contact with the U.S. Food and Drug Administration (FDA) regarding the recall. In total, the Company has identified approximately 172,000 humidifiers, produced three to five years ago, that are subject to this recall. As of March 31, 2007, the Company maintained an accrual in the amount of $2,820,000 based on its estimate of remaining costs to administer and service the recall. All activity within the recall accrual for the nine-month period ended March 31, 2007 is reflected in the table above. The estimates and related accruals are all subject to FDA approval of the Company’s plan of action with respect to the recall.

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the consolidated balance sheets.

NOTE G – STOCK OPTION AND PURCHASE PLANS

At March 31, 2007, the Company has two active employee stock option plans, the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and one employee stock purchase plan. The 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan are described more fully in Note N in the Company’s June 30, 2006 consolidated financial statements.

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

The 2000 Stock Incentive Plan provides for the issuance of up to 6,552,000 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of March 31, 2007, 456,000 shares were reserved and available to be granted pursuant to the 2000 Stock Incentive Plan. The 2006 Stock Incentive Plan was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019,000 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to ten years at option prices not less than the fair market value at the time of grant. As of March 31, 2007, 3,843,000 shares were reserved and available to be granted pursuant to the 2006 Stock Incentive Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

The Company adopted FASB Statement No. 123 (Revised 2004)—”Share-Based Payment” (FASB No. 123(R)) on July 1, 2005 using the modified prospective method. Stock-based compensation expenses in the three-month and nine-month periods ended March 31, 2007 was $3,176,000 ($2,139,000 after tax, or $0.03 per share) and $9,269,000 ($6,262,000 after tax, or $0.08 per share), respectively. For the three-month period ended March 31, 2007 stock-based compensation expense was comprised of $2,951,000 attributable to stock options and $225,000 attributable to the employee stock purchase plan. For the nine-month period ended March 31, 2007 stock-based compensation expense was comprised of $8,664,000 attributable to stock options and $605,000 attributable to the employee stock purchase plan. As of March 31, 2007 and June 30, 2006 the total unrecognized stock-based compensation expenses related to non-vested stock awards was $22,777,000 and $21,335,000, respectively, which will be recognized over a weighted-average period of 1.96 and 1.75 years, respectively.

FASB No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the nine-month periods ended March 31, 2007 and March 31, 2006, FASB 123 No. (R) resulted in cash flows provided by financing activities of $5,464,000 and $6,225,000, respectively, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the nine-month period ended March 31, 2007:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2006	5,757,000	$26.17	$9.39	7.54
Granted at fair value	1,475,000	35.42
Exercised	(784,000)	18.78
Cancelled	(95,000)	31.54

Outstanding at March 31, 2007	6,353,000	$29.17	$12.82	7.53

Exercisable at March 31, 2007	3,703,000	$21.52	$20.47	6.04

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

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

The weighted-average grant date fair value of stock options granted during the nine-month periods ended March 31, 2007 and 2006 was $8.59 and $9.42 per share, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended March 31, 2007 and 2006 was $16,167,000 and $17,632,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine-month periods ended March 31
	2007	2006
Weighted-average expected stock-price volatility	23.7%	24.6%
Weighted-average expected option life	3.4 years	3.5 years
Average risk-free interest rate	4.8%	4.0%
Average dividend yield	0.0%	0.0%

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

NOTE H – COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	March 31 2007	March 31 2006	March 31 2007	March 31 2006
Net income	$34,051,000	$27,862,000	$85,719,000	$70,492,000
Foreign currency translation gains (losses)	1,338,000	1,366,000	5,359,000	(3,041,000)
Unrealized losses on marketable securities	(5,000)	—	(8,000)	—

Comprehensive income	$35,384,000	$29,228,000	$91,070,000	$67,451,000

NOTE I – RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses:

	Three-month periods ended		Nine-month periods ended
	March 31 2007	March 31 2006	March 31 2007	March 31 2006
Galway, Ireland facility charges	$174,000	$—	$2,025,000	$—
Wallingford, Connecticut facility charges	—	—	—	94,000
Acquisition-related integration expenses and other costs	803,000	407,000	1,839,000	1,626,000

TOTAL	$977,000	$407,000	$3,864,000	$1,720,000

Galway, Ireland Manufacturing Facility—On May 11, 2006, the Company announced that it would be closing its Galway, Ireland manufacturing facility. The facility ceased operations on October 31, 2006, and substantially all of the accrued obligations have been paid as of March 31, 2007.

The manufacturing activities previously conducted at the Galway facility were transferred to three of the Company’s existing manufacturing sites in the U.S. It is anticipated that the closure will result in future cost reductions and operational efficiencies. Approximately 40 employees, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions, were involuntarily terminated as a result of the closure. The costs reflected in the table above for Galway, Ireland facility charges relate primarily to employee retention and transition benefits as well as other direct costs associated with the facility closure.

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

NOTE J – ACQUISITIONS

OxyTec—On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec Medical Corporation (OxyTec) for a cash purchase price of $10,420,000 (including transaction costs), with provisions for up to $30,000,000 of additional payments to be made based on the acquired company’s operating performance in future years. These additional future payments would be recorded as costs of the acquisition at the time they become payable. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients. The results of operations of OxyTec are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 21, 2006. The acquisition did not materially impact the Company’s net sales or net income during the three-month and nine-month periods ended March 31, 2007.

Omni Therm—On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm, Inc. (Omni Therm) for a cash purchase price of $2,625,000 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures. The results of operations of Omni Therm are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, May 15, 2006. The acquisition did not materially impact the Company’s net sales or net income during the three-month and nine-month periods ended March 31, 2007.

Mayo—On January 2, 2007, Respironics acquired the home care assets of its Australian distributor, Mayo Healthcare Group Pty Ltd. (Mayo). The acquisition provides the Company with a direct presence in the Australian sleep therapy, home non-invasive ventilation, and oxygen markets. The cash purchase price totaled approximately $6,230,000 (including transaction costs) with provisions for additional payments to be made based on operating performance through 2009. The acquired entity’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, January 2, 2007. The acquisition did not materially impact the Company’s net sales or net income during the three-month and nine-month periods ended March 31, 2007.

Other—On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The cash purchase price totaled $8,416,000 (including transaction costs), with provisions for uncapped additional payments to be made based on the acquired company’s future operating performance over a five year period commencing on the first commercial product sale date. These additional future payments would be recorded as costs of the acquisition at the time they become payable. The acquired entity’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, October 6, 2005. The acquisition did not materially impact the Company’s net sales or net income during the three-month and nine-month periods ended March 31, 2007.

In July 2006, the Company acquired a controlling interest in an international distributor as well as certain sleep disorder technology for total consideration of $3,558,000, net of cash acquired. Neither the acquisition of the international distributor nor the acquisition of the sleep disorder technology had a material impact on the Company’s net sales or net income during the three-month and nine-month periods ended March 31, 2007.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB No. 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt the provisions of FASB No. 157 on July 1, 2008, and is currently evaluating the impact of such adoption on its financial statements.

NOTE M – SUBSEQUENT EVENTS – ACQUISITIONS

Emerson— On April 3, 2007, Respironics acquired the operating assets of J.H. Emerson Company (Emerson). Emerson is involved primarily in the manufacture and distribution of the CoughAssist® device that Respironics had previously distributed. The CoughAssist® device provides secretion clearance to patients with Chronic Obstructive Pulmonary Disease as well as certain other respiratory ailments and conditions. The base cash purchase price totaled approximately $23,000,000.

Other — On April 2, 2007, the Company also acquired a majority interest in an international distributor that provides it with a direct distribution channel in Denmark.

* * * * * * * * * *

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in other sections of this document and other reports filed with the Securities and Exchange Commission (SEC), external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the results of clinical trials; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major natural disaster, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

	Three-month periods ended March 31		Percent Increase (Decrease)	Nine-month periods ended March 31		Percent Increase (Decrease)
	2007	2006		2007	2006
Net sales	$307,389,896	$267,311,633	15%	$862,677,316	$765,435,362	13%
Cost of goods sold	142,961,893	120,598,536	19%	401,745,431	343,310,822	17%

	164,428,003	146,713,097	12%	460,931,885	422,124,540	9%
General and administrative expenses (excluding acquisition earn-out expenses)	43,761,620	37,413,924	17%	117,071,681	117,221,726	0%
Acquisition earn-out expenses	—	665,193		—	2,717,722
Sales, marketing and commission expenses	58,729,219	50,725,674	16%	171,158,243	151,918,671	13%
Research and development expenses	16,792,630	14,106,931	19%	47,044,891	41,138,760	14%
Contribution to foundation	2,500,000	—		2,500,000	1,500,000
Restructuring and acquisition-related expenses	977,426	406,741		3,864,336	1,719,907
Other income	(3,104,325)	(1,192,908)		(7,944,256)	(7,206,812)

	119,656,570	102,125,555		333,694,895	309,009,974

INCOME BEFORE INCOME TAXES	44,771,433	44,587,542	0%	127,236,990	113,114,566	12%
Income taxes	10,720,750	16,725,139	(36%)	41,518,201	42,622,974	(3%)

NET INCOME	$34,050,683	$27,862,403	22%	$85,718,789	$70,491,592	22%

Diluted earnings per share	$0.46	$0.38	21%	$1.16	$0.96	21%

Diluted shares outstanding	74,302,114	73,704,576		73,960,109	73,536,761

Net Sales—Net sales for the three-month period ended March 31, 2007 were $307,390,000, representing a 15% increase over the net sales of $267,312,000 recorded for the three-month period ended March 31, 2006. The Company’s sales growth during this three-month period is summarized as follows:

	Three-month periods ended March 31				Dollar Increase	Percent Increase
	2007		2006
Domestic Sleep and Home Respiratory Products	$150,813,000	49%	$135,643,000	51%	$15,170,000	11%
Domestic Hospital Products	56,122,000	18%	49,337,000	18%	6,785,000	14%
International Products	100,455,000	33%	82,332,000	31%	18,123,000	22%

Total	$307,390,000	100%	$267,312,000	100%	$40,078,000	15%

Net sales for the nine-month period ended March 31, 2007 were $862,677,000, representing an 13% increase over the net sales of $765,435,000 recorded for the nine-month period ended March 31, 2006. The Company’s sales growth during this nine-month period is summarized as follows:

	Nine-month periods ended March 31				Dollar Increase	Percent Increase
	2007		2006
Domestic Sleep and Home Respiratory Products	$427,623,000	50%	$386,899,000	51%	$40,724,000	11%
Domestic Hospital Products	154,069,000	18%	140,978,000	18%	13,091,000	9%
International Products	280,985,000	32%	237,558,000	31%	43,427,000	18%

Total	$862,677,000	100%	$765,435,000	100%	$97,242,000	13%

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

Overall, acquired revenues and the impact of foreign currency exchange rate changes, in the aggregate, had a 1% positive impact on revenues during the three-month period ended March 31, 2007, and less than 1% during the nine-month period ended March 31, 2007.

The Company’s domestic Sleep and Home Respiratory revenue increases during the three-month and nine-month periods ended March 31, 2007 were led by a year-over-year increase of $18,820,000 (18%) and $46,528,000 (15%) in sleep therapy, respectively. The Company’s growth in sleep therapy was achieved through the Company’s overall product breadth, strong sales channels with thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% – 20%). During the three-month period ended March 31, 2007, the Company was able to provide its customers with a full range of the M Series sleep therapy devices with C-FlexTM and OptiLifeTM, a nasal pillow mask that was introduced during the period. Partially offsetting these increases, the Company experienced declines in sales of home respiratory care products in the three and nine-month periods ended March 31, 2007 of $1,818,000 (9%) and $5,987,000 (11%), respectively, primarily due to uncertainty surrounding the impact of medical reimbursement changes as well as supply shortages of the CoughAssist® device prior to the Company’s acquisition of J.H. Emerson Company that is more fully described in Note I to the consolidated financial statements.

Sales of domestic Hospital products during the three-month and nine-month periods ended March 31, 2007 increased by $6,785,000 (14%) and $13,091,000 (9%), respectively. Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $5,238,000 (21%) and $12,889,000 (18%) during the three-month and nine-month periods ended March 31, 2007, respectively. These results were led by increased ventilation sales, specifically the Vision® non-invasive ventilator, as well as growth in monitoring sales. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) increased by $559,000 (5%) during the three-month period ended March 31, 2007, and decreased by $1,872,000 (7%) during the nine-month period ended March 31, 2007. The year-to-date decrease was largely due to the initial stocking orders included in sales for the prior year, associated with the prior year launch of the Company’s I-nebTM Adaptive Aerosol Delivery™ system. Domestic Children’s Medical Ventures product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $988,000 (7%) and $2,074,000 (5%), during the three-month and nine-month periods ended March 31, 2007.

The Company’s international growth during the three-month and nine-month periods ended March 31, 2007 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increase was driven by sleep therapy, which increased by $11,029,000 (31%) and $28,499,000 (28%) during the three-month and nine-month periods ended March 31, 2007, respectively. International Hospital product sales increased by $5,877,000 (25%) and $17,282,000 (26%) for the three-month and nine-month periods ended March 31, 2007. The Company’s international revenue growth occurred across key markets, especially Europe and the Far East / Asia Pacific.

Gross Profit—The Company’s gross profit was 53% of net sales for the three-month and nine-month periods ended March 31, 2007, as compared to 55% of net sales for the three-month and nine-month periods ended March 31, 2006. Gross profit percentage decreased in the first half of the current year versus the prior year as the Company conducted its planned transition to the new M Series platform of sleep therapy devices. During this transition the Company continued to aggressively sell its legacy CPAP platform, sometimes at discounted prices, and had not yet reached peak manufacturing efficiency on the new M Series. During the three-month period ended March 31, 2007, the Company experienced higher freight costs versus the prior year. The margin pressure from the CPAP platform transition and higher freight costs was partially offset by higher revenue, product sales mix and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses)—General and administrative expenses were $43,762,000 (14% of net sales) for the three-month period ended March 31, 2007, compared to $37,414,000 (14% of net sales) for the three-month period ended March 31, 2006. For the nine-month period ended March 31, 2007, general and administrative expenses were $117,072,000 (14% of net sales) compared to $117,222,000 (15% of net sales) for the prior year nine-month period. The increase for the three-month period ended March 31, 2007 was due primarily to increased variable compensation expense and additional warranty expense due to higher than previously estimated third party costs to administer the previously announced recall of a heated humidifier device used with the Company’s older legacy CPAP systems. General and administrative expenses were essentially flat for the nine-month period ended March 31, 2007. General and administrative expense for the nine-month period ended March 31, 2007 includes $3,872,000 of product warranty expense associated with the recall.

Acquisition Earn-out Expenses—During the three-month and nine-month periods ended March 31, 2006, the Company incurred acquisition earn-out expenses of $665,000 and $2,718,000 (less than 1% of net sales in both periods), related to the Company’s May 2002 acquisition of Fuji. The earn-out measurement period ceased during the quarter ended June 30, 2006; as such, no expense was recorded during the three-month or nine-month periods ended March 31, 2007.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $58,729,000 (19% of net sales) for the three-month period ended March 31, 2007, compared to $50,726,000 (19% of net sales) for the three-month period ended March 31, 2006. For the nine-month period ended March 31, 2007, sales, marketing and commission expenses were $171,158,000 (20% of net sales) compared to $151,919,000 (20% of net sales) for the prior year nine-month period. The increase was driven by the Company’s continued investments in sales and marketing programs and sales force, especially in international markets, increased marketing costs associated with the launch of new products, including the M Series platform of sleep therapy devices and the OptiLife™ nasal pillows mask, as well expenses at acquired companies.

Research and Development Expenses—Research and development expenses were $16,793,000 (5% of net sales) for the three-month period ended March 31, 2007, compared to $14,107,000 (5% of net sales) for the three-month period ended March 31, 2006. For the nine-month period ended March 31, 2007, research and development expenses were $47,045,000 (5% of net sales) compared to $41,139,000 (5% of net sales) for the prior year nine-month period. The dollar increase was due to the Company’s continuing commitment to research, development and new product introductions, as well as research and development activities at recently acquired companies. Significant product development efforts are ongoing and new products in many of the Company’s major product lines have recently been launched, including all models of the M Series platform of sleep therapy devices, the new OptiLifeTM nasal pillows mask, the BiPAP® autoSV™ device designed for complicated sleep-disordered breathing patients, the A-Flex™ breathing mode integrated into the REMstar® Auto CPAP device, the EverFlo™ stationary oxygen concentrator, and the EverGo™ portable oxygen concentrator. Additionally, new product launches are scheduled over the remainder of the current fiscal year and beyond. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation—During the three-month and nine-month periods ended March 31, 2007, the Company contributed $2,500,000 and 2,500,000, respectively, to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”). The Company contributed zero and $1,500,000 to the foundation during the three-month and nine-month periods ended March 31, 2006, respectively. The Foundation was formed for scientific, educational, and charitable purposes and is used to promote awareness of, and research into, the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—During the three-month and nine-month periods ended March 31, 2007, the Company incurred restructuring and acquisition-related expenses of $977,000 and $3,864,000, related primarily to the closure of its Galway, Ireland manufacturing facility, the integration of acquired companies, and other costs. During the three-month and nine-month periods ended March 31, 2006, the Company incurred restructuring and acquisition-related expenses of $407,000 and $1,720,000 related primarily to the integration of acquired companies and other costs. See Note I to the consolidated financial statements for additional information regarding restructuring and acquisition-related expenses.

Other Income—Other income was $3,104,000 for the three-month period ended March 31, 2007, compared to $1,193,000 for the three-month period ended March 31, 2006. Other income was $7,944,000 for the nine-month period ended March 31, 2007, compared to $7,207,000 for the nine-month period ended March 31, 2006. Other income in all periods presented includes net interest income and realized and unrealized foreign currency exchange gains (losses), partially offset by recognized gains (losses) on designated cash flow hedges that are more fully described in Note E to the consolidated financial statements. Other income in the nine-month period ended March 31, 2007 includes a $928,000 gain related to the AirLogix sale described in Note K. This cash receipt represents the final payment related to this transaction. Other income in the nine-month period ended March 31, 2006 includes a one-time gain of $4,398,000 from the sale of a minority equity investment in AirLogix that is more fully described in Note K to the consolidated financial statements.

Income Taxes—The Company’s effective income tax rate was approximately 24% for the three-month period ended March 31, 2007 and 33% for the nine-month period ended March 31, 2007. The Company’s effective income tax rate was approximately 38% for the three-month and nine-month periods ended March 31, 2006. The lower rate in the current period was primarily driven by the favorable resolution of certain tax matters related to a prior year transaction, which were previously accrued for in the consolidated balance sheet.

Net Income—As a result of the factors described above, the Company’s net income was $34,051,000 (11% of net sales) or $0.46 per diluted share for the three-month period ended March 31, 2007, compared to net income of $27,862,000 (10% of net sales) or $0.38 per diluted share for the three-month period ended March 31, 2006. The Company’s net income was $85,719,000 (10% of net sales) or $1.16 per diluted share for the nine-month period ended March 31, 2007, compared to net income of $70,492,000 (9% of net sales) or $0.96 per diluted share for the nine-month period ended March 31, 2006. For the three-month periods ended March 31, 2007 and 2006, stock-based compensation under FASB No. 123(R) was $3,176,000 on a pre-tax basis, or $0.03 per diluted share after tax and $3,092,000 on a pre-tax basis, or $0.03 per diluted share after tax, respectively. For the nine-month periods ended March 31, 2007 and 2006, stock-based compensation under FASB No. 123(R) was $9,269,000 on a pre-tax basis, or $0.08 per diluted share after tax and $8,971,000 on a pre-tax basis, or $0.09 per diluted share after tax, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $531,716,000 at March 31, 2007 and $431,050,000 at June 30, 2006. Net cash provided by operating activities for the nine-month period ended March 31, 2007 was $95,581,000, compared to $59,935,000 for the nine-month period ended March 31, 2006. The increase in cash provided by operating activities was primarily due to higher net income before depreciation and amortization, and overall positive working capital changes despite larger increases in inventories. The increase in inventories that affected operating cash flows was necessary to support the Company’s new product portfolio, including the M Series platform of sleep therapy devices and other new products, as well as facility changes. Cash flows from operating activities in the current year reflect a payment of $5,365,000 related to the final amount owed under the earn-out provisions of the Fuji acquisition. FASB No. 123(R) requires the excess tax benefits from stock option exercises to be reported as a reduction to operating cash flows, with an offsetting increase to cash flows from financing activities. For the nine-month periods ended March 31, 2007 and 2006 this reduction to operating cash flows totaled $5,464,000 and $6,225,000, respectively. As of March 31, 2007 and 2006, the Company recognized gains of $928,000 and $4,398,000, respectively, on the sale of the AirLogix investment that is subtracted from operating cash flows.

Net cash used by investing activities was $112,370,000 and $53,313,000 for the nine-month periods ended March 31, 2007 and 2006, respectively. For the nine-month period ended March 31, 2007, cash flows used in investing activities include the purchase of $59,168,000 of short-term investments, net of $16,634,000 of proceeds from the sales and maturities of short-term investments. During the nine months ended March 31, 2007 and 2006, respectively, the Company paid $19,827,000 and $21,621,000 (net of cash acquired) to acquire businesses, intangible assets, and other investments, including additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note J to the consolidated financial statements. The remaining cash used by investing activities for both periods represented capital expenditures ($50,938,000 and $37,180,000 during the nine-month periods ended March 31, 2007 and 2006, respectively), including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. Specifically in the current year, the Company invested in several growth support initiatives, including various facility expansions and production equipment for new products. During the nine-month periods ended March 31, 2007 and 2006, the Company received $928,000 and $5,488,000, respectively, of proceeds from the sale of its minority equity investment in AirLogix. Funding for investing activities in both periods was provided by positive cash flow from operating activities and accumulated cash and cash equivalents.

Net cash provided by financing activities of $27,302,000 during the nine-month period ended March 31, 2007 consists of $18,064,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $2,182,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary (net of amounts paid under long-term debt and capital lease obligations), $5,464,000 of excess tax benefits from stock option exercises, and $1,592,000 of proceeds related to the guarantee of third party debt. Net cash provided by financing activities of $23,943,000 during the nine-month period ended March 31, 2006 consists of $17,152,000 of proceeds from the issuance of common stock under the Company’s stock option plans, $566,000 of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary (net of amounts paid under long-term debt and capital lease obligations), and $6,225,000 of excess tax benefits from stock option exercises.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,246,000 at March 31, 2007, with certain provisions allowing for further expansion of the credit facility), and its accumulated cash, cash equivalents, and short-term investments—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities (primarily consisting of scheduled payments on long-term debt).

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, non-cancelable operating leases, and amounts payable to selling parties of previously acquired businesses.

In the current year, the Company made the final purchase payment, totaling $6,798,000, to the former owner of Fuji. Prior to the final payment, obligations pertaining to the Fuji acquisition were included with accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheet. Additionally, in the current year, the Company guaranteed the payment of certain third-party bank debt. The fair value of this obligation is included in the Contractual Obligations and Commercial Commitments table below. Other than the payment of the Fuji purchase obligation, and the third party debt guarantee, the composition and nature of the Company’s obligations and commitments have not changed materially since June 30, 2006.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a margin over the London Interbank Offered Rate (LIBOR). As of March 31, 2007, no borrowings were outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of March 31, 2007:

Contractual Obligations and Commercial Commitments

	Total	Up to 1 Year	Payments Due by Period		Over 5 Years
Contractual Obligations			1-3 Years	3-5 Years
Long-term debt	$1,190,000	$944,000	$246,000	$—	$—
Capital lease obligations	45,661,000	19,016,000	21,097,000	5,548,000	—
Operating leases	44,187,000	9,626,000	14,900,000	11,545,000	8,116,000
Amounts payable to selling parties of previously acquired businesses	7,436,000	1,699,000	2,124,000	3,613,000	—

Total contractual obligations	$98,474,000	$31,285,000	$38,367,000	$20,706,000	$8,116,000

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of credit	$1,754,000	$1,754,000	$—	$—	$—
Third party bank debt guarantee	1,563,000	117,000	299,000	1,147,000	—

The amounts reflected in the contractual obligations and commercial commitments table above include the future payments that are accrued as of March 31, 2007 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the contractual obligations and commercial commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of the acquired oxygen generation technology company, OxyTec, and Mayo for which the total amount of the obligations will not be known until the occurrence of future events. See Note J to the Consolidated Financial Statements for additional information about these obligations.

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

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB No. 140 and therefore is not recorded on the Company’s financial statements.

As of March 31, 2007, the total exposure for unpaid installment receivables approximates $13,196,000, compared to $15,718,000 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $12,448,000 and $14,970,000 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at March 31, 2007 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,901,000 and $3,406,000 as of March 31, 2007 and June 30, 2006, respectively. Approximately 10% and 11% of the Company’s net sales were made under these financing arrangements during the three-month and nine-month periods ended March 31, 2007, compared to 9% during the three-month and nine-month periods ended March 31, 2006. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company could be required to make, in the event that the third party defaults on its debt obligations, is $7,000,000. The term of the guarantee is five years from its March 2006 inception date. The current fair value of the guarantee approximates $1,563,000; this amount is included in the consolidated balance sheet within other non-current liabilities and will be amortized into income over five years. At the present time, the Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

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

Foreign Currency Exchange Rates—The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, the British Pound, the Canadian Dollar, the Swiss Franc, the Hong Kong Dollar, the Swedish Kronor, the Norwegian Kroner, the Australian Dollar and the Chinese Yuan. As part of the Company’s risk management strategy, the Company has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note E to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the nine-month period ended March 31, 2007, sales denominated in currencies other than the U.S. Dollar totaled $157,490,000, or approximately 18% of net sales. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $14,317,000 for the nine-month period ended March 31, 2007. The Company uses a combination of natural foreign currency hedges (foreign currency-denominated costs that partially offset these revenues) and acquired hedge contracts to mitigate the impact that an adverse change of 10% in exchange rates would have on its net income. Foreign currency gains included in the determination of the Company’s net income, including the impact of designated cash flow hedges, totaled $531,000 for the nine-month period ended March 31, 2007.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. On April 26, 2007, the Court issued a summary judgment decision in which it (1) held the Respironics patent claims asserted to be valid; (2) held that Invacare’s current CPAP with SoftX product does not infringe three Respironics patents; and (3) held that it could not decide on summary judgment whether a prior version of the Invacare CPAP with SoftX product infringed a fourth Respironics patent. No trial date has been set for the infringement determination concerning the prior CPAP with SoftX product. Meanwhile, Respironics intends to seek an appeal of the non-infringement aspects of the Court’s decision.

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

RESPIRONICS, INC.

Date: May 10, 2007	/s/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer