Form 10-K
period 2007-06-30
RESPIRONICS INC
filed 2007-08-29
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended June 30, 2007

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

As of December 31, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,710,703,000. (All directors, executive officers, and 10% shareholders of the registrant are considered affiliates).

As of July 31, 2007, there were 80,760,233 shares of Common Stock of the registrant issued, of which 73,769,928 were outstanding and 6,990,305 were held in treasury.

Documents incorporated by reference: Portions of the Proxy Statement for the registrant’s Annual Meeting of Shareholders to be held on November 13, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report on Form 10-K, including those contained in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and statements incorporated by reference in this Form 10-K from the 2007 Annual Report to Shareholders, along with statements in other reports filed with the Securities and Exchange Commission, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance and quality of the Company’s products and programs; the results of clinical trials; the timing and success of new product introductions; new product development; anticipated cost savings; U.S. Food and Drug Administration (FDA) and other regulatory requirements; enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major natural disaster, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

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

All financial information included in the Company’s Annual Report on Form 10-K is in thousands, except per share information, unless otherwise noted.

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

(i)	Sleep and Home Respiratory Products:

a.	Sleep Disordered Breathing – The sleep market is one of the cornerstones of Respironics’ business strategy. Obstructive Sleep Apnea (OSA) is a serious disorder characterized by the repeated cessation of breathing during sleep. The Company’s sleep therapy products are designed to encourage patients’ acceptance of OSA therapy through increased comfort. The Company’s sleep disordered breathing products include: (1) continuous positive airway pressure (CPAP) and bi-level positive airway pressure electro-mechanical devices and accessories used in the home for the treatment of OSA; (2) patient interface products that are used on both OSA and noninvasive ventilation devices, including innovative nasal pillows and full face masks; and (3) advanced, technically proficient clinical products that are used to diagnose sleep disorders in sleep labs and for patient testing in the home, allowing clinicians to expand the number of patients who can be served by a traditional sleep lab. Recognized as a global leader and innovator in the sleep-disordered breathing marketplace, Respironics’ goal is to leverage its core expertise in treating OSA to develop innovative solutions for the diagnosis, treatment and monitoring of other sleep disorders.

b.	Home Respiratory Care – The Company provides Home Respiratory Care products aimed at expanding the Company’s solutions for patients who suffer from chronic respiratory diseases. With a broad range of oxygen, ventilation, and monitoring products, Home Respiratory Care offers an array of solutions to help clinicians manage respiratory diseases in a transitional care or home environment. Home Respiratory Care is dedicated to improving today’s respiratory technologies, while leading research and development of emerging therapies to assist homecare providers and healthcare professionals in addressing patients’ needs. Home Respiratory Care products include (a) noninvasive ventilation products that provide positive airway pressure by mask to supplement the patient’s own breathing; (b) portable life support ventilators used in the home on patients requiring continuous support; (c) stationary and portable oxygen delivery products; and (d) oximetry products.

c.	Sleep Well Ventures – Sleep Well Ventures’ products move Respironics beyond its core OSA business into the broader sleep market, which encompasses the millions of people who suffer from undiagnosed and untreated sleep and sleep-related movement disorders such as insomnia, circadian rhythm disorders, or restless legs syndrome. Sleep Well Ventures also works to identify and provide solutions for millions of “problem sleepers” who may not have a specific sleep disorder such as chronic snorers or people who have difficulty falling asleep only occasionally. Through products like Actiwatch, a device designed to monitor sleep/wake patterns over time and to help assess multiple sleep disorders, Sleep Well Ventures seeks to offer sleep professionals, clinicians and their patients solutions that help to improve quality of life through improving the patients’ sleep quality.

(ii)	Hospital Products:

a.

Critical Care – Respironics’ provides respiratory products and solutions that span the emergency and institutional care environments, from low to high acuity and from pre-hospital to recovery. In each environment, Respironics’ systems are designed to reduce the need for invasive interventions such as endotracheal intubation and tracheostomy, which are associated with higher rates of ventilator-associated infections, higher mortality, and increased cost. As medicine progresses toward less invasive treatments and procedures, Respironics seeks to leverage its leadership and core expertise in noninvasive ventilation. When invasive ventilation is necessary, Respironics supports its customers with the therapeutic and monitoring technology, to help medical professionals deliver the most appropriate treatment modes for specific disease states and identify the best pathways for recovery. Respironics’ diverse and innovative portfolio of invasive and noninvasive ventilators, patient masks, accessories, patient monitoring technologies, and spontaneous breathing trial products help treat, monitor, and manage respiratory-impaired patients.

b.	Respiratory Drug Delivery – Reflecting its commitment to emerging market needs and providing valued solutions for patients, clinicians and healthcare providers. Respironics has a market leading position in nebulizers that dispense medication for inhalation into a patients airways. Respironics is also expanding its presence in the respiratory market space with its Respiratory Drug Delivery products. The Company is exploring enhanced methods of delivering drugs via the respiratory pathway to help treat chronic obstructive pulmonary disease, asthma, pulmonary arterial hypertension, cystic fibrosis and conditions beyond respiratory ailments that would benefit from direct, aerosol delivery methods. Respironics’ unique proprietary technology—Adaptive Aerosol Delivery (AAD)—is being integrated into products released in both the European and U.S. markets and offers potential for effective and reliable patient treatment.

c.	Children’s Medical Ventures – The Company’s Children’s Medical Ventures products are focused on improving developmental outcomes for some of the smallest and most fragile patients. Children’s Medical Ventures is a leading provider of developmentally supportive products for premature babies and ill infants in the hospital or home. Children’s Medical Ventures’ products also include apnea monitors and recorders, state-of-the-art diagnostic and treatment tools for jaundice, and a line of specialty products designed to enhance infant growth and development. The business promotes education and hands-on programs for neonatal nurses, and works with parents and caregivers to understand the unique requirements of premature and ill infants. Products and programs are developed to meet the needs of this dynamic market. The business helps extend the Company’s reach in hospital Neonatal Intensive Care Units (NICUs).

Respironics markets its products through sleep and home respiratory, hospital, and international sales organizations. These consist of direct and independent sales representatives and sales management personnel who sell to a network of over 5,000 medical product service providers (commonly referred to as “homecare providers”) and distributors and, in some cases, directly to hospitals and other institutions. The Company also rents certain of its products to homecare providers and, in limited cases, directly to end-users. Respironics believes that it is well positioned to take advantage of the growing preference for in-home treatment of patients suffering from respiratory disorders.

As a leader in the global sleep and respiratory markets, international growth and expansion are key components of Respironics’ strategic plan. Targeted international acquisitions, investments in the Company’s international sales and marketing infrastructure, and strong distribution channels have increased Respironics’ presence in the global sleep and respiratory markets. As of June 30, 2007, Respironics maintains a country specific infrastructure in Germany, France, the United Kingdom (U.K.), Italy, Switzerland, Sweden, Norway, Denmark, Hong Kong, Australia, Japan and China with expansion initiatives in place to increase this direct presence even further.

Recent Acquisitions

Fiscal Year Ended June 30, 2007

Mayo – On January 2, 2007, the Company acquired the homecare assets of its Australian distributor, Mayo Healthcare Group Pty. Ltd. (Mayo). The acquisition provides the Company with a direct presence in the Australian sleep therapy, home non-invasive ventilation and oxygen markets. The cash purchase price totaled approximately $6,230 (including transaction costs) with provisions for additional payments to be made based on operating performance through 2009.

Emerson – On April 3, 2007, the Company acquired the assets of the J.H. Emerson Company (Emerson) for a cash purchase price of $23,180 (including transaction costs). Emerson, located in Cambridge, Massachusetts, is a manufacturer, supplier, and wholesaler of the CoughAssist which helps patients clear broncho-pulmonary secretions to reduce the risk of respiratory complications. The acquisition of Emerson further expands the Company’s portfolio of Home Respiratory Care products and will enable the Company to better serve the needs of respiratory impaired patients.

Other – On September 11, 2006, Respironics acquired technology for an ankle-worn, pager-sized device used to record periodic limb movements during sleep. The base cash purchase price for this asset acquisition was $1,500 with milestone payments of up to $600 based on the net sales of the product. Also, during the year ended June 30, 2007, the Company acquired the majority of the stock of distributors in Norway and Denmark, totaling $7,200 (including transaction costs).

The results of operations of these acquired companies are included in the Company’s Consolidated Statement of Operations beginning on their respective acquisition dates.

The acquisitions did not have a material impact to the Company’s financial condition or results of operations, individually or in the aggregate, during the year ended June 30, 2007.

Fiscal Year Ended June 30, 2006

OxyTec – On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec Medical Corporation (OxyTec) for a cash purchase price of $10,600 (including transaction costs), with provisions for up to $30,000 of additional payments to be made based on the acquired company’s operating performance in future years. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients.

Omni Therm – On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm, Inc. (Omni Therm) for a cash purchase price of $2,570 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures.

Other – On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The total cash purchase price approximated $8,400 (including transaction costs), with provisions for uncapped additional payments to be made based on the acquired company’s operating performance in future years through 2010.

Fiscal Year Ended June 30, 2005

Mini-Mitter – On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter Company, Inc. (Mini-Mitter). The base cash purchase price (including $500 scheduled to be paid after a three-year retention period) approximated $10,500. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition of Mini-Mitter broadens the Company’s presence in the sleep market beyond its core OSA business through innovative technologies that will enable the Company to expand its current position and access new markets that have been identified as key in the broader sleep market.

Profile – On July 1, 2004, the Company’s offer to acquire 100% of the outstanding shares of Profile Therapeutics plc (Profile) was declared unconditional, and the Company paid 26,309 British Pounds (or approximately $43,524 net of $4,675, of cash acquired in the transaction). Profile, which is based in the U.K., distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s new innovative technologies for respiratory drug delivery. Prior to the acquisition, Profile was a distributor of the Company’s sleep and ventilation products in the U.K.; the acquisition therefore expands the Company’s distribution channel in the U.K. Profile’s core respiratory drug delivery system is an innovative platform that utilizes “intelligent inhalation” technology called Adaptive Aerosol Delivery (AAD). This delivery system is designed to automatically respond to individual patients’ breathing patterns to deliver a precise dose synchronized with a patient’s inhalation cycle. The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used compared to conventional nebulizers.

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

Products

The following are registered trademarks of the Company as used in this document: Respironics, REMstar, Encore, Encore SmartCard, Smart Monitor, ePOD, Wallaby, Inspiration, Esprit, BiPAP, BiPAP Vision, PLV, Synchrony, Alice, Stardust, BiliChek, AAD, Flow-TRAK, NICO, WhisperFlow, Actiwatch, I-neb, Sidestream, LoFlo, CoughAssist, WeeSpecs and NeoPAP. The following are trademarks of the Company as used in this document: Respironics Millennium, Profile Lite, Comfort Series, ComfortSelect, ComfortClassic, ComfortLite, ComfortGel, ComfortFull, BiPAP Focus, Cadence, Auto-TRAK, Promixin, MiniElite, Performance Series, Freedom Series, EverGo, EverFlo, Continuum, RUSleeping, A-Flex, OptiLife, autoSV, Prone Plus and My Life.

The trademark C-Flex is used under license.

The Company’s principal products can be divided into two categories: sleep and home respiratory products and hospital products, both of which are used in the diagnosis and treatment of patients suffering from sleep and respiratory disorders.

Sleep and Home Respiratory Products

The Company’s sleep and home respiratory products can be separated into the following major subcategories: Sleep Disordered Breathing products, Patient Interface products, Diagnostic products, Home Respiratory Care products, and Sleep Well Ventures products.

Sleep Disordered Breathing

Sleep Apnea Products. Respironics is a worldwide leader in OSA therapy devices. The Company’s primary OSA products include the new M Series REMstar family of CPAP and bi-level devices, as well as related accessories such as humidifiers, tubing, filters and headgear.

The Company’s CPAP devices consist of a small, portable air pressurization device, an air pressure control and a mask worn by the patient at home during sleep.

OSA patients can purchase or rent the Company’s OSA therapy products from home medical equipment service provider and dealer locations throughout most of the world. These providers and dealers are generally equipped to train the patient in the product’s use and to maintain and service the product. See “Sales, Distribution, and Marketing.” The suggested retail price for a CPAP unit ranges from $1,300 to $2,800, and for a bi-level unit ranges from $3,500 to $4,000, depending on the type of unit, geographical market and whether certain accessories are purchased (prices are not in thousands).

During the 2007 fiscal year, the Company completed the transition from its prior REMstar family of sleep therapy devices to the new M Series. The M Series’ small size, three primary control buttons and more lifestyle-oriented design are aimed at improving the patient’s acceptance of therapy. With three settings, patients have the ability to select the level of pressure relief that is right for them, without altering the benefits of prescribed therapy. Other comfort features, such as ramp and integrated humidification, are also incorporated into the design. The REMstar M Series has also been designed with an improved monitoring system to make data management more efficient. Some models are also equipped with an Encore Pro SmartCard accessory module to record information for the homecare provider, and the self-management feature allows the proactive user to monitor and verify the effectiveness of therapy. The M Series is available on all versions of CPAP, including the REMstar, REMstar Auto, Pro, and Plus, as well as bi-level devices that are described further below. The Company’s proprietary C-Flex technology is also available on the more advanced models of the M Series. C-Flex technology provides OSA sufferers with a more comfortable treatment for sleep apnea when compared to traditional CPAP treatment by tracking the patient’s breathing to provide pressure relief during exhalation. C-Flex tracks and reacts to every breath throughout the night.

The REMstar Auto CPAP system utilizes innovative technology to monitor the patient’s airway and adjust output automatically in order to deliver the appropriate pressure. A-Flex, which was introduced in 2007 on the Company’s Auto CPAP device, utilizes the Company’s patented Digital Auto-Trak Sensitivity to distinguish between exhalation and inhalation. During exhalation, A-Flex provides variable expiratory pressure relief that is the same as the Company’s clinically proven C-Flex technology. During inhalation, A-Flex also provides inspiratory support that varies with the patient’s pressure level. The result is a pressure pattern that corresponds to the patient’s entire breathing cycle. As with C-Flex, there are three patient-selectable A-Flex settings to make therapy more personal.

The REMstar Series CPAP systems (REMstar Plus, REMstar Pro and REMstar Auto) are cost effective, innovative OSA therapy devices that meet the Company’s strategy of offering units that provide high-quality treatment options at an economical price.

The REMstar Pro and REMstar Auto also feature built-in memory to record patient usage and quality of life data. The Company’s Encore SmartCard is a device used to retrieve this patient data, update air pressure settings, and change modes of operations for certain of the Company’s CPAP and bi-level devices by utilizing specially developed data management software that is programmed onto the credit-card-sized Encore SmartCard.

BiPAP Plus and BiPAP Auto are the Company’s primary bi-level OSA units. These units sense the patient’s breathing cycle and adjusts the pressure accordingly. Bi-level units are used to treat severe OSA and are useful in improving acceptance of therapy by patients as an alternative to CPAP. In 2007, the Company introduced the BiPAP autoSV sleep therapy system, which is specifically designed for managing complicated sleep disordered breathing patients. The BiPAP autoSV system combines a number of technologies to recognize and react to changing pressure needs, and it is clinically proven to treat obstructive, central and complex apneas and hypopneas, along with periodic breathing.

The Company also offers both integrated and stand-alone humidifiers as accessories to support its strategy of enhancing patient adherence to prescribed therapy. Humidified air provides more comfortable therapy for certain patients.

Patient Interface

The Company provides masks used with CPAP, bi-level and noninvasive ventilation devices, primarily from its Comfort Series, which includes the Respironics ComfortFull 2 and ComfortLite 2, Profile Lite, ComfortSelect, ComfortClassic, and ComfortGel. The Company’s nasal mask products are designed to enhance patient comfort by utilizing a variety of shapes and designs and a variety of cushion materials to create a comfortable mask seal around the contours of the face while delivering effective CPAP and bi-level therapy. The OptiLife pillows mask, released in fiscal year 2007, which is the first in the new My Life Series of masks, features a unique headgear design and a chin support band that allows it to be easily fit and adjusted with minimal effort and no buckles. Its design features make use easier for patients, sleep professionals and providers. In addition, the Company has full face masks to address the needs of specific patient groups for whom CPAP, bi-level and noninvasive ventilation therapy is delivered most effectively and comfortably through masks that cover the mouth and nose.

Diagnostics

Respironics manufactures and distributes a wide range of technologically advanced computer-based products for use in the diagnosis of sleep related disorders. The Company provides advanced, technically proficient clinical products for use in sleep labs. The Company also provides products for patient testing in the home that allow clinicians to expand the number of patients who can be served by a traditional sleep lab.

The Company estimates that in the U.S. there are currently more than 3,700 sleep labs located at hospitals, other medical centers and freestanding sites. Pulmonologists, technicians and other medical professionals diagnose sleep disorders and then prescribe the appropriate treatment. Sleep labs provide the most frequent source of patient introductions to the Company’s sleep disordered breathing products.

The Company’s primary sleep diagnostic product is the Alice Polysomnogrophy System (Alice). Alice is a computer-based system for use in sleep labs and other clinical settings. Alice 5 is capable of recording up to 55 channels of physiological data, which are stored on either a desktop or portable computer prior to permanent storage on optical cartridges. In addition to acquiring and storing the patient’s physiological data, the Alice System utilizes physician input and internal algorithms to provide a comprehensive range of reports for clinical analysis. Alice can be used on infants or adults, and separate software programs were developed specifically for each type of patient.

The Company also manufactures and markets Stardust II. This palm-sized portable sleep system monitors up to seven channels of physiological data for up to ten hours per patient and features pre-programmed host software that simplifies data analysis. Among other factors, Stardust is distinguished by its physiological sensors specifically designed for use in the home. These sensors record a variety of patient data, and the information is subsequently sent to the sleep lab or other clinical setting where it is reviewed by a trained clinician.

In fiscal year 2007, the Company introduced RUSleeping RTS screener for apneic events. RUSleeping is an in-home objective screening device that provides continuous apneic event scoring. The immediate apneic scores allow the linking of the apneic results with the possibility of sleep apnea. The RUSleeping RTS is an objective device designed to be used to supplement other subjective screening methods.

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

The Company’s principal noninvasive ventilation product for home use is the BiPAP Synchrony Ventilatory Support System. This device is a low-pressure, electrically-driven flow generator with an electronic pressure control designed to augment patient breathing by supplying pressurized air to the patient by a mask. This device senses the patient’s breathing and adjusts its output to assist in inhalation and exhalation. Additionally, the device compensates for mask leaks, which often occur in the delivery of ventilatory support to the patient. This provides what the Company believes is a more efficient and consistent noninvasive therapy than offered by competing ventilators. The face masks described previously are also used with the noninvasive ventilatory support units.

The BiPAP S/T System is a compact and lightweight home noninvasive ventilator that is simple to operate, offering a straight forward user interface and an integrated heated humidifier for easier set-up and patient comfort. The unit also is the first noninvasive device to combine Respironics’ proven BiPAP technology with SmartCard for use with Encore Pro and includes features such as Digital Auto-Trak Sensitivity, adjustable RiseTime, and integrated alarms.

The Company believes that its noninvasive ventilation products have the potential for increasing patient comfort by adapting to the patient’s breathing cycles as opposed to requiring the patient to adapt his or her breathing to the ventilator cycles. Noninvasive ventilation delivers therapy effectively with a patient mask rather than requiring a tracheotomy for invasive support. Noninvasive ventilation products are generally less expensive than invasive ventilators.

Invasive Portable Volume Ventilation Products. The Company manufactures and markets invasive portable volume ventilators that are used in the home by individuals who are typically dependent on ventilators for continuous life support.

The Company’s principal invasive portable volume ventilator is the PLV-100, a microprocessor-controlled, electrically powered unit specifically designed for long-term use in the home. It is suitable for transport, short-term and institutional use. The PLV-100 can be used to ventilate a wide range of patients. The small, lightweight unit delivers volume ventilation through the operation of a piston inside the unit. This ventilator can be powered by normal AC or DC battery power and can be operated in three different ventilation modes depending on the patient’s needs. The unit features a variety of alarms and displays that alert clinicians and caregivers to changes in the patient’s pulmonary status or to possible unit malfunction. The Company manufactures and distributes different versions of the PLV-100 for international markets based on language differences, and it also manufactures and distributes a variety of accessories for use with the PLV-100. The PLV-100 unit and related accessories reach end-user patients primarily through the Company’s network of medical product dealers who purchase or rent the unit from the Company and resell or rent it to end-users. In certain limited cases, the Company rents these units directly to end-users. The Company’s next generation invasive portable volume ventilator is the PLV-Continuum (PLV-C). The PLV-C offers adult and pediatric patients, their physicians, and healthcare providers options in treating respiratory diseases. This advanced, portable ventilator is designed with the capability to program a primary and alternate set of parameters that provide patients with a distinct ventilation prescription for daytime and nighttime breathing comfort. With an easy-to-read, easy-to-navigate graphic user interface, users should find the PLV-C easy to set up, monitor and use. In May 2006, the Company announced that it had voluntarily recalled 269 PLV-C, ventilators representing all models and serial numbers of the PLV-C sold up to that point. Respironics identified a problem after an analysis of returned units revealed the potential for failure of an internal flow valve, which could result in the ventilator suddenly stopping to provide mechanical ventilation. The Company has received no reports of adverse events or injuries resulting from this problem. Respironics notified the FDA of its decision to voluntarily recall the product in April 2006. The Company plans to re-release the PLV-C in fiscal year 2008.

Oxygen Products. The Company’s principal oxygen products are oxygen concentrators. These products provide a continuous flow of oxygen by separating oxygen from room air with a molecular sieve composed of an inorganic silicate. Oxygen concentrators are generally used in the home by patients who require supplemental oxygen. Supplemental oxygen is prescribed for people with a variety of chronic pulmonary disorders, such as lung cancer, emphysema, bronchitis or acute pneumonia. These individuals generally rent an oxygen delivery system from a home medical equipment dealer.

The Company released several oxygen concentrators in fiscal year 2007. The EverFlo stationary oxygen concentrator and EverGo portable oxygen concentrator are part of the Company’s Freedom Series of oxygen therapy products designed to deliver clinically superior treatment and more freedom. The EverFlo reduces operating costs with a design that is lightweight (only 31 pounds), low maintenance and simple for patients to use and maintain. The EverGo portable oxygen system is designed to allow patients to be more active. The EverGo has an eight-hour battery life, 1,050 ml per minute oxygen capacity, lightweight design (less than ten pounds), and easy-to-use touch screen. Also, the EverGo portable oxygen system helps homecare providers control costs by eliminating the expense of oxygen delivery.

The Company continues to produce the Respironics Millennium oxygen concentrator. This unit is suitable for chronic patients in the advanced stages of illness as well as for the less severe respiratory patient. The Company offers the Respironics Millennium 10 LPM (liters per minute) concentrator. The Millennium 10 LPM (M10) concentrator delivers up to 10 LPM of oxygen and helps reduce the cost of providing oxygen at higher liter flow.

The Company also offers an electronic pulse oxygen conserving device (ePOD), which combines the durability and ease-of-use of pneumatic conservers and the pulse dose capability of electronic conservers.

The Company also manufactures and markets oximeter products for use in the home. The units, which allow the caregiver to take readings of the patient’s blood oxygen levels and pulse rate, feature the capability to store up to 18 hours of data. This data can be later downloaded via the Company’s software, which prints reports for oximetry analysis. Additionally, VirtuOx is the latest generation of overnight oximetry testing service that is designed to meet the Centers for Medicare and Medicaid Services (CMS) guidelines for testing and oxygen qualification. It was designed to be an easy-to-use software application available to homecare providers. VirtuOx is compatible with various versions of the Company’s oximeters, and it does not require additional hardware or software. It is the only web-based platform that is hosted on a secure server. Physicians are able to view home oximetry test results instantly, and auto-faxing software sends the physician a copy of the report within minutes.

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

Critical Care

Ventilation Therapy Products. From critical care life-support to emergency response respiratory support, the Company’s products support a noninvasive philosophy that aims to improve outcomes and reduce costs for patients, hospitals and institutions.

The BiPAP Vision Noninvasive Ventilation System offers a low cost alternate form of sub-acute therapy for patients and may eliminate the need for intubation in appropriate candidates. The BiPAP Vision System features an oxygen module, supports easy upgrades, and provides higher flow and pressure functions than the Company’s other noninvasive units. The integrated display screen uses easy-to-read real time graphics in waveforms or bar scale format to provide enhanced monitoring for caregivers. The BiPAP Vision also includes integrated airway pressure monitoring, a disposable circuit, and a mounting stand, all of which are designed to enable easy delivery of noninvasive ventilatory support in the hospital environment.

The BiPAP Focus noninvasive system provides basic bi-level ventilatory support for stable, lower acuity patients with respiratory insufficiency or failure. Designed for the institutional setting, the BiPAP Focus system provides features that are intended to make delivery of noninvasive ventilation easy and effective.

The Performance Series is a complete family of masks and interfaces that provide patient comfort and optimal noninvasive ventilation performance. Because successful noninvasive ventilation depends upon patient comfort and clinician acceptance, Respironics has developed nasal, full face, and total face masks to satisfy a complete and complex set of demands.

For use in pre-hospital applications, the simple, portable WhisperFlow product line provides a noninvasive solution for emergency medical situations. The WhisperFlow is designed to reduce the patient’s work of breathing and to improve their oxygen uptake which can reduce the need for a tracheotomy and the chances of invasive ventilation upon arrival at the emergency department. This early noninvasive intervention can reduce costs and improve outcomes for patients who might have been intubated.

The Esprit critical care ventilator is a mixed-mode system, providing both invasive and noninvasive ventilation. The mixed-mode functionality eliminates the need to transition a patient from an invasive to a noninvasive system when moving through the phases of care. During invasive ventilation, patients receive a mixture of room air and oxygen through an endotracheal or tracheostomy tube. These patients typically depend on the ventilator for life support. The Esprit ventilator features volume and pressure control breath delivery, a graphic user interface with an infrared touch screen, and alarm and status indicators for rapid assessment of alarm conditions and patient status. The Esprit ventilator also supports a number of software upgrades for specific patient populations and clinician needs: a Neonatal Care option enables ventilation for the smallest, most fragile patients; the Flow-Trak option provides a new breathing mode for patients with low-volume ventilation needs; the Trending option provides the clinician with patient data, alarm occurrences and ventilator settings from the previous 72 hour period; and the Respiratory Mechanics option is designed to provide clinicians with real time feedback to optimize ventilator settings.

The Cadence Self-Breathing System offers a minimally invasive approach to self-breathing trials. It is designed for prolonged mechanical ventilator patients who have a tracheotomy and are candidates for self-breathing trials. In contrast to other self-breathing methods, the Cadence Self-Breathing System allows use of the upper airway while it provides oxygen-enriched, heated and humidified gas directly to the patient’s lungs through the proprietary Cadence transtracheal catheter.

Cardio-respiratory Monitoring Products. The Company manufactures and markets cardio-respiratory monitors, sensors and related disposable accessories. These electronic devices provide the measurements and continuous display of a patient’s cardiac output, carbon dioxide, oxygen saturation and respiratory mechanics parameters. The sensors for the Company’s devices are designed for noninvasive patient data collection, which can reduce the likelihood of infection and other complications associated with invasive monitoring.

The NICO2 monitor measures changes in respiratory carbon dioxide concentration, and it integrates with the Esprit ventilator to provide additional functionality and ease of use. The NICO2 can also be used to measure cardiac output, which is accomplished by combining sensor data for flow, airway pressure, and carbon dioxide concentration, and then calculating carbon dioxide elimination. Using these variables, a technique known as Fick partial rebreathing is applied to calculate cardiac output. The NICO2 monitor can be used with mechanically ventilated patients in the operating room, intensive care, or emergency departments.

The Company’s cardio-respiratory monitoring devices are used in hospital operating rooms, intensive care units, emergency departments, and while transporting patients to or within hospitals. The technology behind Respironics’ cardio-respiratory monitoring product line is also packaged and sold as an OEM module to large multi-national monitoring companies.

Respiratory Drug Delivery

Adaptive Aerosol Delivery (AAD). Respironics’ AAD technology is an “intelligent inhalation” technology that continually monitors and automatically adapts to an individual patient’s breathing pattern to deliver a precise medication dose during the patient’s inhalation phase. This delivery system is designed to respond automatically to individual patients’ breathing patterns to deliver a precise dose synchronized with a patient’s inhalation cycle. The technology has the potential to benefit patients by ensuring a uniform drug dose and reproducible therapy, and in addition, allows for smaller fill volumes of drug to be used and faster treatment times compared to conventional nebulizers.

The I-neb AAD System is Respironics’ third generation AAD System and is smaller, quieter and more portable than earlier product generations. It also provides audible and visual feedback to the patient informing them that the treatment is complete. The device is cleared for use by the patient in the homecare, nursing home, sub-acute institution, or hospital environments. During the 2005 fiscal year, the Company reached agreement with a customer to supply the AAD system for delivery of the pulmonary arterial hypertension drug, Ventavis (iloprost) Inhalation Solution, which had previously received FDA clearance for marketing in the U.S. The Company also provides, via a third party contract manufacturer, its own branded antibiotic, Promixin, which treats chronic infections associated with cystic fibrosis. Promixin, launched by Profile in 2003 in the U.K. and marketed in the European Community (EC) primarily in combination with the Company’s AAD device, is a branded generic antibiotic designed to be delivered directly to the site of infection in the lungs. The Company is also actively pursuing agreements with major biotechnology/pharmaceutical companies to configure AAD technology to newer drug compounds for various disease treatments.

Traditional Respiratory Drug Delivery Products. The Company provides respiratory drug delivery products that are used in both the home and hospital settings, including nebulizer handsets and compressors, peak flow meters, and spacers. The Company distributes several models of compressors, including the new portable MiniElite brand, along with a number of high efficiency nebulizer handsets under the Sidestream trade name, which dispense medication in a fine mist for inhalation deep into the lungs. The primary uses for nebulizers have been in the treatment of respiratory diseases, such as emphysema and chronic bronchitis, and conditions such as asthma. The Company’s models utilize a compressor to direct a flow of air through the nebulizer chamber that contains medication in liquid form. An increase in the number of available respiratory medications in recent years, coupled with the cost and efficacy of aerosol delivery methods, has contributed to the growth of this market. A peak flow meter provides an objective measure of lung function and is used by the patient at home to assist in the management of asthma. A spacer, when used with a Metered Dose Inhaler (MDI), facilitates the delivery of asthma medications.

Children’s Medical Ventures

Neonatal and Infant Products. The Company is a leading provider of developmentally supportive products for premature babies, healthy newborns and older hospitalized infants. The Company is the world leader in developing and providing developmentally appropriate education tools for hospital clinicians, staff, and family members. These education tools and programs support all Children’s Medical Ventures products and enable the caregivers to deliver more effective care. In addition, Children’s Medical Ventures markets therapeutic support products designed to meet the unique needs of premature infants. These specialty products are used in the home and in neonatal and pediatric intensive care units of hospitals. These products include appropriately-sized infant care products, safety equipment and specialty feeding and skin care products. The Company also offers educational products and programs to teach caregivers how to address the specific needs of premature and ill infants.

The Company’s primary infant management products are monitoring devices designed for infants at risk for apnea and instability of their cardio-respiratory system. High-risk infants who are prescribed home monitors include infants with low birth weight, those who are premature, those who survive serious cardio-respiratory episodes and those born to a family with a history of Sudden Infant Death Syndrome (SIDS). A limited number of alternative monitoring technologies are generally available.

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

The Company manufactures and markets the Wallaby 3 Phototherapy System, a cost-effective, home-based alternative to conventional overhead phototherapy lights for treating newborn jaundice, a condition which is caused by elevated levels of bilirubin in the blood and which, in severe cases, can result in brain damage.

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

* * * * * * * * * *

Sales of Sleep and Home Respiratory products and all related accessories and replacement parts accounted for 73% (domestic 50%; international 23%), 73% (51%; 22%) and 73% (51%; 22%) of the Company’s net sales for its fiscal years 2007, 2006, and 2005, respectively. Sales of Hospital products and accessories accounted for 27% (domestic 17%; international 10%), 27% (18%; 9%), and 27% (18%, 9%) of the Company’s net sales for fiscal years 2007, 2006, and 2005, respectively.

Manufacturing and Properties

The Company owns or leases its manufacturing, office and warehouse facilities. The Company’s major facilities and their primary uses are summarized below:

	Square Feet	Owned/Leased
United States:
Murrysville, Pennsylvania (offices)	55,000	Owned
Murrysville, Pennsylvania (offices)	23,000	Leased
Murrysville, Pennsylvania (offices and manufacturing)	127,000	Owned
Monroeville, Pennsylvania (offices)	138,000	Owned
Plum Borough, Pennsylvania (offices)	33,000	Leased
Plum Borough, Pennsylvania (offices and warehouse)	26,000	Leased
Verona, Pennsylvania (offices and warehouse)	49,000	Leased
Kennesaw, Georgia (offices and manufacturing)	129,000	Leased
Carlsbad, California (offices and manufacturing)	85,000	Leased
Wallingford, Connecticut (offices and manufacturing)	53,000	Leased
Cedar Grove, New Jersey (offices)	10,000	Leased
Youngwood, Pennsylvania (warehouse)	154,000	Leased
Edison, New Jersey (warehouse)	4,000	Leased
Houston, Texas (warehouse)	4,000	Leased
Concord, California (warehouse)	5,000	Leased
La Mirada, California (warehouse)	6,500	Leased
Bend, Oregon (offices and manufacturing)	13,000	Leased
Thornton, Colorado (offices and warehouse)	9,000	Leased
St. Louis, Missouri (offices and warehouse)	11,000	Leased
Brighton, Massachusetts (office)	3,200	Leased

	Square Feet	Owned/Leased
International:
Hong Kong (offices and warehouse)	16,800	Leased
Shenzhen, China (manufacturing)	100,000	Leased
Subic Bay, Philippines (manufacturing)	6,800	Leased
Laguna, Philippines (offices and manufacturing)	19,600	Leased
Tokyo, Japan (offices)	5,400	Leased
Saitama City, Japan (warehouse)	26,300	Leased
Herrsching, Germany (offices and warehouse)	23,600	Leased
Nantes, France (offices and warehouse)	7,800	Leased
Paris, France (offices)	3,400	Leased
West Sussex, United Kingdom (offices, manufacturing, and warehouse)	36,400	Leased
Chichester, United Kingdom (warehouse)	86,000	Leased
Zofingen, Switzerland (offices)	600	Leased
Desio, Italy (offices)	1,200	Leased
Shanghai, China (offices and warehouse)	1,500	Leased
Beijing, China (offices)	600	Leased
Botany, Australia (office and warehouse)	1,300	Leased
Charlottenlund, Denmark (offices and warehouse)	500	Leased
Klampenborg, Denmark (offices and warehouse)	2,700	Leased
Lorenskog, Norway (offices and warehouse)	9,600	Leased

The Company also has approximately 85 sales and service centers throughout Japan, each of which is approximately 950 square feet in size and is leased.

The Company closed the Galway, Ireland manufacturing facility on October 31, 2006. The manufacturing activities previously conducted at the Galway facility were transferred to three manufacturing sites within the U.S.

Operations in the Far East and Europe are subject to the risks normally associated with foreign operations including, but not limited to, foreign currency fluctuations, possible changes in export or import restrictions and the modification or introduction of governmental policies with potentially adverse effects.

The Company believes that its present facilities are suitable and adequate for its current and presently anticipated future needs. While several facilities are extensively utilized, additional production capacity is available through a variety of means including, rental space near each current location that the Company believes is readily available and reasonably priced and production capacity at other existing locations that are less extensively utilized. The Company’s current and prior year acquisitions did not create any material excess or unused capacity. The Company also announced in July 2007 that it plans to build a $32 million manufacturing facility focused on the production of its sleep therapy devices. The new 156,000 square foot facility will be situated on 56 acres at Westmoreland Business & Research Park, which is approximately seven miles from the Company’s Corporate Headquarters and its current manufacturing facility in Murrysville, Pennsylvania.

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

The Company’s products reach its customers in the United States through the direct sales force, comprised of national account and regional sales managers that direct the activities of sales representatives and sales support specialists, as well as independent manufacturers’ representatives. The Company’s sales management team includes leadership positions across all major product groups and geographical regions, including the U.S., Canada, South and Central America, Europe and the Middle East, and the Far East and Asia Pacific. The Company’s international sales organization sells products from both the Sleep and Home Respiratory and Hospital product groups. International sales accounted for approximately 33%, 31%, and 31%, of the Company’s net sales for fiscal years 2007, 2006, and 2005, respectively.

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

The Company has relationships with a variety of key customers. Some of these relationships are based on written supply agreements, while others are not. The Company extended its supply agreements with several key customers during the 2007 fiscal year. These agreements generally represent the right to sell to customers, often at stated prices and terms. However, often this access is shared and the Company (and its competitors) must compete for new business. Most of these relationships are terminable at will or upon short notice periods. Maintaining positive relationships with these customers is a key element of the Company’s sales and marketing strategy. Failure to maintain customer relationships could adversely affect the Company’s future results of operations.

The Company’s U.S. homecare provider customer base (which ranges in size from large, publicly-held companies with several hundred branch locations to small, owner-operated companies with one location) has historically, and at times may continue to undergo consolidation, particularly among companies specializing in homecare products. The impact on the Company of this customer consolidation is likely to continue to be reduced selling prices for the Company’s products as a result of greater purchasing power and market dominance enjoyed by larger customers.

During the fiscal years ended June 30, 2007, 2006, and 2005, no individual customer accounted for 10% or more of the Company’s net sales. However, in the aggregate sleep and home respiratory dealer customers constitute an important market for the Company’s products.

The Company offers leasing programs to certain of its customers through arrangements with independent leasing companies. In some cases, these arrangements make the Company contingently liable, in the event of a customer default, to the leasing companies for certain unpaid installment receivables initiated by or transferred to the leasing companies. The Company’s total exposure for unpaid installment receivables under these leasing programs was approximately $12,152 and $15,718 at June 30, 2007 and 2006, respectively. Approximately 11%, 9%, and 8% of the Company’s net sales were made under these financing arrangements during the years ended June 30, 2007, 2006, and 2005, respectively. A portion of these sales were made with recourse. The Company is not dependent on these off-balance sheet arrangements. See Note L to the Consolidated Financial Statements for additional information.

The majority of the Company’s revenue in Japan is derived from renting devices to hospitals that in turn provide these devices to patients for use in their homes, with the Company providing product service and support to these patients. The hospital pays monthly fees under month-to-month rental contracts for the patients’ product use and other services and support the Company provides. In these cases, the hospitals receive reimbursement from the

Japanese government for providing devices and care to the patients. The Company also sells products to hospitals and to a network of distributors in Japan, who resell to other distributors or rent these products.

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

The Company believes that it maintains a strong market presence in several of the major markets and product groups in which it competes. However, other manufacturers, including other larger and more experienced manufacturers of home healthcare products, are active in these markets and the Company expects competition to increase. In its major product lines, the Company competes with ResMed, Inc. (ResMed) in OSA and noninvasive ventilation. The Company also competes with Invacare Corp., Viasys Healthcare Inc. (now owned by Cardinal Health, Inc.), PARI, Dräger AG, Getinge AG, Covidien, Ltd., Vital Signs, Inc., Monaghan Medical Corp., Fisher & Paykel Healthcare Corp. Ltd., and with divisions of Sunrise Medical, Inc. Additionally, the Company competes with a number of smaller medical device manufacturers and healthcare providers, primarily in local overseas markets and, to a lesser extent, in the U.S.

Several of the Company’s competitors have been involved in acquisitions. The impact on the Company of this competitor consolidation is likely to be greater competition from medical device manufacturers that can utilize the financial and technical resources that may be made available as a result of the consolidation.

Research and Development

The Company believes that its ability to identify product opportunities, to respond to the needs of physicians, healthcare providers, and their patients in the treatment of sleep and respiratory and other disorders and to incorporate the latest technological innovations into its products has been, and will continue to be important to its success. The Company’s research and development efforts are focused on understanding the problems faced by physicians and healthcare providers and their patients’ needs and on maintaining the Company’s technological leadership in its core product areas. The Company maintains both formal and informal relationships with physician practitioners and researchers to supplement its research and development efforts. The Company’s research and development efforts enable it to capitalize on opportunities in the sleep and respiratory medical product market by upgrading its current products as well as developing new products. In addition to the ongoing research and development work in the Company’s existing product areas and existing sleep and respiratory markets, the Company continues to invest in research and development to identify opportunities, and potential solutions to other patient needs, in the sleep and respiratory markets. Effective May 1, 2006 David P. White, M.D. joined the Company as Chief Medical Officer. Dr. White is a physician and leading researcher in sleep disorders and is leading the Company’s clinical research strategies and programs in the sleep and respiratory markets.

The Company conducts the vast majority of its research and development for existing and potential new products in the U.S. Through the acquisition of Profile, the Company also conducts certain research and development activities in the U.K. The research and development staff performs overall conceptual design work for all products and the design work related to the manufacturing, engineering and tooling for products manufactured by the Company. The Company spent approximately $65,886 in fiscal 2007 (6% of net sales), $58,966 (6% of net sales) in fiscal 2006, and $45,625 (5% of net sales) in fiscal year 2005, to support product enhancement and new product development.

The Company introduced new products in many of its core product areas during fiscal years 2007, 2006, and 2005. New product introductions in 2007 included:

Sleep and Home Respiratory Group

Sleep Disorder Breathing: In 2007, the Company introduced the BiPAP autoSV sleep therapy system, which is specifically designed for managing complicated sleep disordered breathing patients. It combines a number of technologies to recognize and react to changing pressure needs, and it is clinically proven to treat obstructive, central and complex apneas and hypopneas, along with periodic breathing. Additionally, A-Flex was introduced in 2007 on the Company’s Auto CPAP device utilizing the Company’s patented Digital Auto-Trak Sensitivity to distinguish between exhalation and inhalation. During exhalation, A-Flex provides variable expiratory pressure relief that is the same as our clinically proven C-Flex technology. During inhalation, A-Flex also provides inspiratory support that varies with the patient’s pressure level. The result is a pressure pattern that matches the patient’s entire breathing cycle. Like C-Flex, there are three patient-selectable A-Flex settings to make therapy more personal. Respironics offers an entire system with components that work together to provide optimum comfort, performance and compliance. This “System One” standard features the new OptiLife mask and REMstar Auto M Series with A-Flex.

Patient Interface: The OptiLife mask features a unique headgear design and a chin support band without buckles that allows it to be easily put on and adjusted with little effort. The mask is designed to simplify mask fitting for patients, sleep professionals and providers alike.

Diagnostics: In fiscal year 2007, the Company introduced RUSleeping RTS screener for apneic events. RUSleeping is an in-home objective screening device that provides continuous apneic event scoring. This device is designed to supplement other subjective screening methods.

Oxygen Products: The Company released two oxygen concentrators in fiscal year 2007: the EverFlo stationary oxygen concentrator and EverGo portable oxygen concentrator. Both concentrators provide reduced operating costs with their light weight designs and ease of use, offering more freedom to oxygen patients.

Hospital Group

Critical Care: The Company continued development of new ventilation platforms for invasive and noninvasive care as well as cardio-respiratory sensors for additional monitoring parameters. The Company also continued development of existing ventilation platforms, such as the Esprit, BiPAP Vision, and BiPAP Focus, and its family of masks for noninvasive ventilation.

Respiratory Drug Delivery: Clinical trials are taking place at the State University of New York (SUNY) and New York University of Medicine (NYU) utilizing the Company’s I-neb Adaptive Aerosol Delivery (AAD) System, evaluating aerosolized Interferon Gamma for the treatment of Idiopathic Pulmonary Fibrosis (IPF).

Children’s Medical Ventures: The Company has continued development of existing products such as the SmartMonitor 2PSL, an extension of the current Smart Monitor 2 Platform of infant apnea monitoring products and the WeeSpecs Supreme, the next generation of the Company’s Wee Specs phototherapy eye protection.

********

Significant product development efforts are ongoing and new product launches in certain of the Company’s major product lines are scheduled for the fiscal 2008 and beyond. Additional development work and clinical trials are being conducted in certain product areas and markets outside the Company’s current core products and patient groups.

In addition to its development efforts in its core product areas, the Company is actively pursuing product development activities in a variety of emerging markets. The Company continues to invest in research and development related to other sleep disorders, including insomnia. The Company also continues to explore the area of congestive heart failure (CHF) and the potential co-morbidities that exist between CHF and sufferers of OSA. An additional related opportunity is the use of positive airway pressure to improve cardiovascular function.

Patents, Trademarks and Licenses

The Company seeks protection for certain of its products through the acquisition of patents and exclusive licensing arrangements. In addition, the Company aggressively defends its patents and other rights when infringed by other companies. The Company currently has approximately 668 U.S. and foreign patents (compared to 624 as of June 30, 2006) and has additional U.S. and foreign patent applications pending. Some of these patents and patent applications relate to significant aspects and features of the Company’s products. Of these patents 122 expire in the next five years as follows: 12 expire in fiscal year 2008, 12 expire in fiscal year 2009, 25 expire in fiscal year 2010, 46 expire in fiscal year 2011, and 27 expire in fiscal year 2012. The Company has an increasingly diverse portfolio of products that should help to mitigate the impact that expiring patents could have on its business. However, the expiration of the Company’s intellectual property rights may have a future adverse impact on the Company.

The Company also has approximately 277 registered U.S. and foreign trademarks (compared to 264 as of June 30, 2006) and has additional U.S. and foreign trademark applications pending.

Regulatory Matters

The Company’s products are subject to regulation by, among other governmental entities, the Food and Drug Administration (FDA) and corresponding foreign agencies. The FDA regulates the introduction, manufacture, advertising, labeling, packaging, marketing and distribution of and recordkeeping for such products in the U.S. The Company must comply with statutory requirements and FDA regulations and is subject to various FDA recordkeeping and reporting requirements and to inspections by the FDA. The testing for and preparation of required applications can be expensive, and subsequent FDA review can be lengthy and the results uncertain. The FDA also regulates the clinical testing of medical devices. Moreover, FDA clearance or approval, if granted, can include significant limitations on the indicated uses for which a product may be marketed. Failure to comply with applicable FDA requirements can result in fines, civil penalties, suspensions or revocation of clearances or approvals, recalls or product seizures, operating restrictions or criminal penalties. Delays in receipt of, or failure to receive, FDA clearances or approvals for the Company’s products for which such clearances or approvals have not yet been obtained would adversely affect the marketing of such products in the U.S. and could adversely affect the results of future operations.

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

The Company has received ISO 13485:2003 certification for its Wallingford, Connecticut and Youngwood, Pennsylvania facilities and both ISO 9001:2000 and ISO 13485:2004 certification for its Nantes, France facility. The Company has received both ISO 9001:2000 and ISO 13485:2003 certifications for its Murrysville, Pennsylvania; Kennesaw, Georgia; Bend, Oregon; Carlsbad, California; Cedar Grove, New Jersey; Tangmere, United Kingdom; Herrsching, Germany; Kowloon Bay, Hong Kong; Shenzhen, Peoples Republic of China; and Laguna, Philippines facilities. ISO Certification is based on criterion developed by the International Organization for Standardization, a quality standards organization with headquarters in Geneva, Switzerland. The Company has also received authorization for the same facilities, under the European Union’s Medical Devices Directive, to affix the “CE Mark” to the Company’s products marketed throughout the world. The primary component of the certification process was an audit of the facilities’ quality systems conducted by an independent agency authorized to perform conformity assessments under ISO guidelines and the Medical Devices Directive. Since receiving their original ISO certification, these facilities have undergone periodic update audits by such independent agencies.

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

Third Party Reimbursement

The cost of a significant portion of medical care in the U.S. is funded by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance programs including health maintenance organizations and managed care organizations. Countries outside of the U.S. also have government and private insurance medical reimbursement programs that vary on a country-by-country basis, with varying levels of reimbursement and degrees of sophistication. Except for amounts representing an insignificant portion of the Company’s annual revenues (less than 1%), the Company does not file claims or bill governmental programs and other third-party payers directly for reimbursement for its products sold in the U.S. However, the Company is still subject to laws and regulations relating to governmental programs, and violation of these laws and regulations could result in civil and criminal penalties, including fines. The Company believes that its businesses and operations do not violate these laws. The Company’s future results of operations and financial condition could also be negatively affected by adverse changes made in the reimbursement policies for medical products under these insurance programs. If such changes were to occur, the ability of the Company’s customers to obtain adequate reimbursement for the resale or rental of the Company’s products could be reduced. In recent years, limitations imposed on the levels of reimbursement by both government and private insurance programs have become more prevalent.

Reimbursement systems vary in countries outside of the U.S. Some countries do not provide reimbursement for certain of the products manufactured by the Company. Other countries that allow reimbursement may be subject to various restrictions. The ability of providers to purchase the Company’s products in these countries is impacted by the amount of reimbursement available from third-party payors.

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

The amount of reimbursement that a hospital can obtain under the Medicare Diagnosis Related Group (DRG) payment system for utilizing the Company’s products in treating patients is a primary determinant of the revenue that can be realized by the Company as well as medical product distributors and dealers who resell or rent the Company’s hospital products. Many private insurance programs also utilize the Medicare DRG system. The various uses of the Company’s hospital products to treat patients are provided within the DRG system. The levels of reimbursement under the DRG system are also subject to review and change. In August 2007 CMS published a rule to modify the Medicare Inpatient Prospective Payment System. The new Medicare Severity DRG system (MS-DRGs) will increase the number of DRGs from 538 to 745 to account more fully for the severity of the patient condition but will not change aggregate Medicare spending.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“2003 Act”) reduced medical reimbursement for respiratory drugs and home oxygen to homecare providers and placed a freeze on current reimbursement levels for Durable Medical Equipment (DME) through 2008, including certain of the Company’s products. The 2003 Act requires CMS to implement competitive bidding of durable medical equipment in 10 of the largest Metropolitan Statistical Areas (MSA) by the end of 2007, and in 80 of the largest MSAs by the end of 2009. CMS is currently accepting/reviewing competitive bidding applications in the initial 10 Competitive Bidding Areas (CBA) and will implement pricing in these areas in July 2008. Some of the Company’s products, including CPAP devices and supplies, Respiratory Assist Devices and supplies, and oxygen equipment and supplies, are included in the bidding applications.

The Deficit Reduction Act of 2005 (“2005 Act”) reduced Medicare reimbursement by reducing the number of months that Medicare pays for home oxygen equipment, and certain durable medical equipment. Additional reimbursement reductions for home oxygen are proposed in President Bush’s Fiscal Year 2008 budget proposal, and could also be enacted into law.

CMS is reviewing their current national coverage decision for diagnosis of patients with OSA requiring CPAP therapy. CMS opened up this coverage analysis on March 14, 2007 and a proposed decision is due by December 14, 2007.

Federal, state, and commercial third party payers routinely evaluate reimbursement, coverage, and alternative payment policies. Unfavorable changes in reimbursement may have a future adverse impact on the Company’s results of operations, although the Company believes that its product breadth and diversification and manufacturing efficiencies will help to mitigate the potential financial impact of the medical reimbursement reductions.

Employees

As of June 30, 2007, the Company has approximately 4,900 employees, including approximately 1,400 hourly employees in the U.S. and 1,060 hourly employees in the Far East. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its labor relations to be good and has never suffered a major work stoppage as a result of a labor conflict.

Financial Information About Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations and export sales is discussed in Item 1, “Business—Sales, Distribution and Marketing,” and set forth in Note O of the Consolidated Financial Statements included in this Annual Report.

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

Additionally, some competitors may have greater resources than Respironics, including financial, research and development, manufacturing and marketing capabilities. The consolidation by the Company’s competitors could result in greater competition. Increased competition could lead to greater increases in pricing pressure. If innovative new products cannot be developed, the Company may not be able to maintain competitive pricing and market share.

The Company’s success depends upon the development of new products and product enhancements.

The Company places a high priority on the development of new products to add to its product portfolio and on the development of enhancements to existing products. Product development involves substantial expense, and the Company cannot be certain that a completed product will generate sufficient revenues for it to justify the resources that are devoted to research and development. The time and expense required to develop new products and product enhancements is difficult to predict, and the Company cannot guarantee that it will succeed in developing, introducing, and marketing new products and product enhancements. The Company’s inability to successfully develop and introduce new or enhanced products on a timely basis, or to achieve market acceptance of such products, could have a material adverse impact on the Company.

The decline in the availability of, or the increase in cost of, raw materials could increase the Company’s costs of producing its products or limit the Company’s ability to meet sales demand.

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

From time-to-time the Company is required to conduct product recalls and/or field actions associated with certain of its products. The Company is currently conducting certain recalls and is investigating certain customer product complaints. The Company has accrued for the anticipated costs associated with these product matters in its Consolidated Balance Sheets as of June 30, 2007 and 2006. There can be no assurance these accruals are adequate to cover the actual costs incurred related to these items.

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

In the U.S., healthcare providers that purchase the Company’s products generally rely on payments from third-party payors (principally federal Medicare and private health insurance plans) to cover all or a portion of the cost of the Company’s products. In the event that third-party payors deny coverage or reduce their current levels of reimbursement, the Company may experience increased selling price pressure and/or weakened demand for its products. Further, third-party payors are continuing to carefully review their coverage policies with respect to existing and new therapies and can, without notice, deny coverage for treatments that may include the use of the Company’s products.

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

Sales of the Company’s OSA therapy and diagnosis products accounted for approximately 59% of the Company’s net sales for the year ended June 30, 2007. The Company expects sales of sleep apnea products to continue to account for a significant portion of the Company’s aggregate sales. Any event adversely affecting the sale of sleep apnea products, including the development of new technologies or methods to treat OSA, may, as a result, adversely affect the Company’s business, results of operations and financial condition.

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

The Company markets to approximately 3,700 U.S. sleep laboratories and approximately 5,300 homecare providers, most of which use, sell or recommend multiple brands of products. Declining governmental and third-party reimbursement amounts have caused pricing pressure on homecare providers. Due to this, homecare providers may require price discounts and longer periods of time to pay for products purchased. The Company cannot assure that sleep physicians will continue to prescribe Respironics’ products, or that homecare providers or patients will not substitute competing products when a prescription specifying the Company’s products has been written.

Marketing activities targeted toward the population with a predisposition to sleep-disordered breathing, as well as primary care physicians and various medical specialists are ongoing. The Company cannot assure that these marketing efforts will be successful in increasing awareness of OSA or sales of Company products.

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

During fiscal year 2007, sales of the Company’s products denominated in foreign currency approximated $217,677 or 18% of the Company’s total revenues. Accordingly, the U.S. dollar value of the Company’s foreign-generated revenues varies with currency exchange rate fluctuations. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional, or global economic conditions, the imposition of currency exchange restrictions, and unexpected changes in regulatory or taxation environments. The local country currency of the Company’s subsidiaries outside the U.S. is the predominant currency used by the subsidiaries to transact business. Through its international operations, the Company is exposed to foreign currency fluctuations, and changes in exchange rates can have a significant impact on the Company’s results of operations.

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

•	General economic and political conditions in countries where the Company operates or where end users of the Company’s products reside;

•	Difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries;

•	Required compliance with a variety of foreign laws and regulations; and

•	Other difficulties associated with managing a decentralized organization.

The inability to effectively market the Company’s products outside the U.S. could adversely impact profitability.

Approximately 33% of the Company’s revenues are generated outside the U.S., in approximately 112 different countries. Many of these countries have unique regulatory, medical, and business environments. The inability to effectively market the Company’s products outside the U.S. could have an adverse impact on the Company’s business, results of operations and financial condition.

The Company’s acquisition and strategic investment activity may not be successful.

As a part of the Company’s growth strategy, the Company seeks to make strategic investments and acquisitions of companies, products, and technologies to expand its presence in the sleep and respiratory markets. The Company may not be able to successfully manage and integrate future acquisitions and strategic investments. There are no assurances that any acquisition or investment opportunities will arise, or if they do, that they will be consummated, or that any needed additional financing will be available on satisfactory terms when required. In addition, acquisitions and strategic investments involve risks that the businesses, products or technology acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses or technologies acquired will prove incorrect, that the acquired businesses or technologies may not be integrated successfully, and that the acquisitions may strain management resources.

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

The Company may be party to various legal proceedings which could result in substantial costs and could harm the Company’s on-going operations. The results of legal proceedings are difficult to predict. The Company cannot provide assurance that an action or proceeding will not be commenced against it, or that the Company will prevail in any such action or proceeding. An unfavorable resolution of any legal action or proceeding could materially and adversely affect the Company’s business, results of operations, liquidity or financial condition. The Company does accrue for the anticipated costs associated with legal matters in its Consolidated Balance Sheets as of June 30, 2007 and 2006. There can be no assurance these accruals are adequate to cover the actual costs incurred related to these matters.

The Company’s intellectual property rights may expire, or they may not sufficiently protect its products, or the Company’s products may infringe on the intellectual property rights of third parties.

The Company relies on a combination of patents, trade secrets and non-disclosure agreements to protect its intellectual property. The Company’s success depends, in part, on its ability to obtain and maintain U.S. and foreign patent protection for its products. The Company currently has a number of pending patent applications. It is not possible to determine whether the Company will obtain any patents from these applications. Additionally, the claims in previously issued patents or pending applications may not provide the Company with significant protection against competitive products or otherwise be commercially valuable. Additionally, third party patents, patent applications, and other intellectual property, some of which may not be known to the Company, may block or compete with the Company’s existing product lines.

Litigation may be necessary to enforce the Company’s patents, to protect existing proprietary rights, or to defend third party infringement claims. The defense and prosecution of patent claims, including these pending claims, as well as participation in other inter-party proceedings, can be expensive and time consuming, even in those instances in which the outcome is favorable. If the outcome of any litigation or proceeding were adverse, the Company could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties, may be forced to redesign or rename its products, or could be required to cease sales of the affected products. Additionally, the laws regarding the enforceability of patents vary by country, therefore, any patent issues faced by the Company may not be uniformly resolved.

The Company is exposed to certain credit risks, resulting primarily from customer sales.

Substantially all of the Company’s receivables are due from homecare providers, distributors, hospitals, and independent leasing companies. The Company’s customers are located throughout the U.S. and around the world. A significant portion of products sold to providers, distributors and hospitals, both foreign and domestic, are ultimately funded through government reimbursement programs or through private insurance programs. As a consequence, changes in these programs can have an adverse impact on the liquidity and profitability of the Company’s customer base. In addition, because a concentration of market share exists in the sleep and home respiratory product industry in the U.S. among national and large regional homecare providers, the Company experiences a comparable concentration of credit risk with these customers.

The Company records an estimated allowance for uncollectible amounts in its Consolidated Balance Sheets as of June 30, 2007 and 2006, based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Respironics’s inability to collect on its trade accounts receivable from major customers could substantially reduce the Company’s income and have a material adverse effect on its financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information with respect to the location and general character of the Company’s principal properties is included in Item 1, “Business—Manufacturing and Properties.”

Item 3. Legal Proceedings

Invacare Litigation

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (Invacare) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new Continuous Positive Airway Pressure (CPAP) device infringes one or more of 11 U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the Company’s patents are invalid.

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

By Order dated October 23, 2006, the Court granted partial summary judgment in the Company’s favor, dismissing Invacare’s monopolization, attempted monopolization, price discrimination, and unfair competition claims. The Court also limited future discovery in the case to the two remaining claims, parallel restraint of trade claims under both federal and state law. On October 31, 2006, Invacare filed a motion asking the Court to reconsider portions of its decision granting partial summary judgment. By Order entered July 19, 2007, the Court denied Invacare’s motion for reconsideration. The Company continues to vigorously defend itself against these claims.

Other

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above and in previous filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year 2007, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

As of June 30, 2007, 80,750 shares of the Company’s common stock were issued, of which 6,990 were held in treasury. The common stock is traded on the NASDAQ Stock Market under the symbol “RESP.” As of July 31, 2007, there were approximately 2,400 holders of record of the Company’s common stock.

The Company has never paid a cash dividend with respect to its common stock. While the Company periodically reviews its policies with respect to dividends, it does not intend to pay cash dividends in the immediate future.

High and low sales price information for the Company’s common stock for the applicable quarters is shown below.

Fiscal year ended June 30, 2007:

	First	Second	Third	Fourth
High	$38.72	$39.46	$43.15	$44.31
Low	$33.77	$34.85	$37.66	$40.76

Fiscal year ended June 30, 2006:

	First	Second	Third	Fourth
High	$42.18	$42.62	$38.91	$37.96
Low	$36.06	$35.73	$34.14	$33.39

The Company did not repurchase any shares of its common stock during the years ended June 30, 2007, 2006, or 2005.

Item 6. Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Company’s consolidated financial statements and related notes as well as the section of the report titled Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

The results of operations of acquired entities, including the Norway distribution channel acquired in July 2006; the sleep technology acquired in September 2006; Mayo, acquired in January 2007; Emerson acquired in April 2007; the Denmark distribution channel acquired April 2007; the oxygen generation technology acquired in October 2005; OxyTec, acquired in April 2006; Omni Therm acquired in May 2006; Mini-Mitter acquired in April 2005; and Profile, acquired in July 2004 have been included in the Company’s Consolidated Statements of Operations beginning on their respective acquisition dates.

Income Statement Data:

	Year Ended June 30
	2007(1)(3)	2006(1)(2)(3)	2005(1)	2004	2003
	(Amounts in thousands except per share data)
Net sales	$1,195,035	$1,046,141	$911,497	$759,550	$629,817
Cost of goods sold	555,825	473,263	413,215	356,625	310,385

	639,210	572,878	498,282	402,925	319,432

General and administrative expenses, excluding acquisition earn-out expenses	164,298	149,485	123,040	100,232	83,731
Acquisition earn-out expenses	—	2,935	3,493	8,533	2,036
Sales, marketing and commission expenses	234,231	206,433	182,796	147,740	116,300
Research and development expenses	65,886	58,966	45,625	29,478	24,047
Contribution to Foundation	6,500	1,500	3,000	2,844	—
Restructuring and acquisition-related expenses	4,769	3,953	6,415	10,942	17,789
Other (income) expense	(11,264)	(9,616)	(1,806)	(2,078)	639

Income before income taxes	174,790	159,222	135,719	105,234	74,890
Income taxes	52,505	59,329	51,363	40,214	28,309

Net income	$122,285	$99,893	$84,356	$65,020	$46,581

Diluted earnings per share	$1.66	$1.36	$1.17	$0.92	$0.68

Diluted shares outstanding	73,804	73,570	72,255	70,619	68,688

(1)	Refer to Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”
(2)	Includes a gain of $4,398 as result of the sale of Company’s investment in AirLogix. See Note S to the Consolidated Financial Statements for additional information.
(3)	Includes stock compensation expense totaling $12,495 and $11,955 for the years ended June 30, 2007 and 2006, respectively, pursuant to the Company’s adoption of FASB No. 123(R), “Share-Based Payment” (FASB No. 123(R)) on July 1, 2005.

All amounts reflected in the above footnotes are reported on a pre-tax basis.

Balance Sheet Data:

	June 30
	2007	2006	2005	2004	2003
	(Amounts in thousands)
Working capital	$537,127	$431,050	$338,102	$301,032	$212,787
Total assets	1,226,820	1,017,378	878,446	711,139	582,196
Total long-term obligations	26,411	26,756	29,241	26,897	16,513
Shareholders’ equity	933,562	764,448	627,646	519,053	426,869

There were no cash dividends declared or paid during any of the periods presented in the above table.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

The Company reported record financial results in fiscal year 2007, with 14% year-over-year revenue growth, translating to $1.195 billion in revenues. The year was marked by the Company’s continued growth in the global OSA marketplace, with the completion of the worldwide launch of the M Series family of sleep therapy devices and the introduction of new patient interfaces and advanced breathing modalities, providing the Company with an increasingly strong competitive position throughout the fiscal year. The Company also continued to achieve growth in acceptance and application of its hospital ventilation therapies, particularly its noninvasive franchise, as well as continued expansion in key international markets. The Company’s strategy is to continue to grow these core drivers, while also broadening the scope of its products in the sleep and home respiratory markets. In connection with this strategy, during 2007, the Company continued to invest and gain critical mass in Respiratory Drug Delivery, and Children’s Medical Ventures, and it also introduced a number of new oxygen therapies late in the fiscal year that provide the Company with a refreshed Home Respiratory Care product portfolio to begin fiscal 2008. Listed below are some of the individual measures of the Company’s performance in 2007 and other significant highlights:

•

The Company achieved 14% revenue growth in fiscal year 2007 compared to fiscal year 2006, led by global OSA growth of $108.8 million, or 19% (domestic – 16%; international – 29%). The Company’s growth in OSA therapy products was achieved through the success of recent product introductions, including the full rollout of the M Series family of sleep therapy devices, a full patient interface line-up, including the new OptiLife mask, the Company’s new proprietary A-Flex breathing modality, introduction of the BiPAP autoSV used to treat complex apnea, and the Company’s overall product breadth in OSA therapy. The Company’s success was also due to continued acceptance and recognition of C-Flex technology among patients and providers, strong sales channels with sleep labs, thought leaders, and homecare providers, strength of the sales force and the success of customer programs, and growth of the global sleep apnea therapy market (estimated to be approximately 15% – 20%).

•

Overall global hospital ventilation growth was $21.7 million, or 17% compared to fiscal year 2006, as the Company’s Vision non-invasive ventilator continued to gain market acceptance, complemented by the successful launch of a new non-invasive ventilation device, the BiPAP Focus.

•

The Company’s global Respiratory Drug Delivery revenue exceeded $62.2 million during the 2007 fiscal year, representing 16% growth compared to the prior year. Children’s Medical Ventures had year over year global revenue growth of 10%, achieving $64.3 million in revenues.

•

The Company continued to successfully execute on its international expansion initiatives during the 2007 fiscal year through strong organic growth, as well as new acquisitions of distribution channels in target markets. International revenues grew by 21% to $388.5 million in 2007; this growth was very well balanced across key international markets, particularly in Europe and the Far East / Asia Pacific. International revenues represented 33% of total Company revenues in the 2007 fiscal year.

•

The Company invested a total of approximately $50.9 million to acquire several businesses during fiscal year 2007, enabling the Company to expand its presence in several global markets due to the acquisition of distribution channels in Norway, Denmark and Australia. Respironics also acquired a company that manufactures the CoughAssist device, which helps patients clear broncho-pulmonary secretions to reduce the risk of respiratory complications. Overall, $10.6 million of incremental sales were contributed by acquisitions in fiscal year 2007, primarily from acquisitions made in the current year, representing less than 1% of the Company’s sales.

•

The Company achieved earnings of $1.66 per diluted share in fiscal year 2007, compared to $1.36 per diluted share in fiscal year 2006, representing 22% growth in earnings per share. The improved earnings were primarily driven by the 14% revenue growth described above, as well as improvements in operating income. The Company also achieved a lower effective tax rate of 30% during fiscal year 2007, primarily from tax benefits related to the favorable resolution of certain tax matters related to a prior year transaction that were previously accrued on the Consolidated Balance Sheet, as well as additional tax credits resulting primarily from tax planning efforts to capture incremental research and development credits from prior years, as well as from fiscal year 2007. These tax benefits were offset by investments the Company made in research and development, contributions to the Respironics Sleep and Respiratory Research Foundation (the Foundation), and various other operating expenses, including the associated professional tax service fees and recall expenses. Fiscal year 2007 earnings also included stock compensation expense totaling $12.5 million on a pre-tax basis, or $0.10 per diluted share after tax, pursuant to the Company’s adoption of FASB No. 123(R) in the prior year. For fiscal year 2006, stock compensation expense totaled $12.0 million on a pre-tax basis, or $0.12 per diluted share after tax.

•

The Company experienced a decline in gross margin percentage in fiscal year 2007 to 54%, versus 55% that was achieved last year. During the first half of the year, this decline was primarily attributed to the completion of the sleep therapy device transition to the M Series. The Company discounted prices of its legacy sleep therapy platform at higher rates than normal market price declines in order to move the legacy inventory while it launched the new platform. It also took the Company a few quarters after the initial product launch to achieve manufacturing efficiencies on the new platform. In the second half of fiscal year 2007, the Company experienced higher freight costs as it air-freighted OptiLife masks from its manufacturing facilities in the Far East in order to meet customer demand after this new product was launched in the third quarter. The Company also experienced some changes in sales mix that impacted gross margins, particularly in the fourth quarter, due to the success of new oxygen products that generally carry lower gross margins. The Company also continues to see normal market price declines in sleep therapy products in the low single-digit range on higher-end devices, and higher single-digit to low double-digit declines on lower-end devices. A combination of these various factors contributed to the reduction in gross margin percentage during the 2007 fiscal year.

•

The Company invested approximately $65.9 million on research and development activities in fiscal year 2007, which represents 6% of net sales. The Company introduced a number of new products across all major product groups, including completion of the global launch of the M Series family of sleep therapy devices; the OptiLife nasal pillow mask; A-Flex breathing modality integrated into the Company’s REMstar Auto CPAP, the BiPAP autoSV unit that is focused on the treatment of complex apnea, two new oxygen concentrators, the EverFlo Stationary Oxygen Concentrator and the EverGo Portable Oxygen Concentrator, and the BiPAP Focus non-invasive hospital ventilation device. Further, Respiratory Drug Delivery has been involved in additional clinical trial studies utilizing the Company’s I-neb Adaptive Aerosol Delivery (AAD) System, including a study that is evaluating aerosolized Interferon Gamma for the treatment of Idiopathic Pulmonary Fibrosis (IPF).

•

During the 2007 fiscal year the Company contributed $6.5 million to the Foundation, which was formed for scientific, educational, and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems. A substantial portion of these contributions have been specifically ear-marked for a multi-year trial of patients with OSA who are also at increased cardiovascular risk. The trial, which will be conducted in India, China, and Australia, will look at different cardiovascular end-points for these patients and specifically will have the objective of evaluating the effect of CPAP therapy on cardiovascular outcomes for individuals suffering from OSA.

•

During the 2007 fiscal year, the Company incurred $4.8 million of restructuring and acquisition-related expenses. This included costs associated with the integration of recently acquired companies, primarily related to the acquisition of Mayo ($1.3 million) and the closure of its Galway, Ireland manufacturing facility ($2.1 million).

•

The Company generated $135.6 million in cash from operations during the 2007 fiscal year, after spending $50.9 million on the acquisition of businesses, intangible assets, and strategic investments. The 2007 fiscal year also represented a year of substantial capital investment, as the Company used $77.0 million of cash for various capital projects, including the build-out of a number of facility expansions in the U.S. and internationally to support the Company’s growth, as well as production equipment to support the various new product introductions. As of June 30, 2007, the Company has $307.2 million of cash, cash equivalents, and short term investments and $148.2 million in borrowing capacity under its Revolving Credit Agreement available for future expansion.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2007, Compared to Fiscal Year Ended June 30, 2006:

(Amounts in thousands except earnings per share)

	Year ended June 30		Percent Increase (Decrease)
	2007	2006
Net sales	$1,195,035	$1,046,141	14%
Cost of goods sold	555,825	473,263	17%

	639,210	572,878	12%
General and administrative expenses (excluding acquisition earn-out expenses)	164,298	149,485	10%
Acquisition earn-out expenses	—	2,935	(100)%
Sales, marketing and commission expenses	234,231	206,433	13%
Research and development expenses	65,886	58,966	12%
Contribution to foundation	6,500	1,500	333%
Restructuring and acquisition-related expenses	4,769	3,953	21%
Other income	(11,264)	(9,616)

	464,420	413,656	12%

INCOME BEFORE INCOME TAXES	174,790	159,222	10%
Income taxes	52,505	59,329	(12)%

NET INCOME	$122,285	$99,893	22%

Diluted earnings per share	$1.66	$1.36	22%

Diluted shares outstanding	73,804	73,570

Net sales – Net sales for the year ended June 30, 2007 were $1,195,035, representing a 14% increase over sales of $1,046,141 recorded for the year ended June 30, 2006. The Company’s sales growth occurred across all product groups, summarized as follows:

	Year Ended June 30				Dollar Increase	Percent Increase
	2007		2006
Domestic Sleep and Home Respiratory Products	$599,432	50%	$535,654	51%	63,778	12%
Domestic Hospital Products	207,059	17%	189,128	18%	17,931	9%
International Products	388,544	33%	321,359	31%	67,185	21%

	$1,195,035	100%	$1,046,141	100%	148,894	14%

The Company’s core growth drivers — devices for the diagnosis and treatment of OSA, total ventilation solutions aimed at the range of ventilator-assisted patients and international expansion as well as other emerging product lines, including Respiratory Drug Delivery and Children’s Medical Ventures, led the Company’s year-over-year growth during the year ended June 30, 2007. Changes in foreign currency exchange rates increased revenues by $1,942 (less than 1%) during the year ended June 30, 2007 compared to the prior year. Revenues from acquired businesses contributed $10,554 (less than 1% of revenues) during the fiscal year ended June 30, 2007.

The Company’s domestic Sleep and Home Respiratory revenue gains during the year ended June 30, 2007 were led by year-over-year increases of $63,778 (12%) in OSA (consisting of sleep therapy and sleep diagnostics products). The Company’s growth in OSA was achieved through the Company’s overall product breadth in OSA therapy including a number of new product introductions and the continued acceptance of its C-Flex technology, strong sales channels with thought leaders and homecare providers, and growth of the OSA therapy market (estimated to be approximately 15% – 20%). The increase in sleep therapy revenues was achieved as the Company completed its transition to the new M Series platform of sleep therapy devices, enhanced its patient interface line-up with the introduction of OptiLife nasal pillows mask, and introduced the A-Flex breathing modality into its auto CPAP device. The Company also introduced its BiPAP autoSV sleep therapy system for managing complicated sleep disorder breathing patients. The Company also saw growth in the oxygen market with a year-over-year increase of $4,791 (13%) largely due to the new EverGo and EverFlo oxygen concentrators.

Sales of domestic Hospital products during the year ended June 30, 2007 increased by $17,931 (9%). Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $14,207 (14%) during the year ended June 30, 2007. These gains were led by increased sales of the Vision non-invasive ventilator and related accessories, complemented by the new non-invasive hospital ventilation device, BiPAP Focus. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) decreased by $1,492 (-4%) during the fiscal year ended June 30, 2007. These decreases were primarily due to unusually high sales related to the prior year’s successful launch of the I-neb Adaptive Aerosol Delivery device. Domestic Children’s Medical Ventures product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $5,216 (10%) during the year ended June 30, 2007, despite a year-over-year reduction in sales of infant monitors resulting from reimbursement pressure placed on homecare providers that limited the Company’s infant monitor sales.

The Company’s international growth during the year ended June 30, 2007 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increases were driven by OSA, which increased by $39,762 (27%) during the fiscal year ended June 30, 2007. International Hospital product sales increased by $24,445 (27%) for the year ended June 30, 2007. The increase was driven primarily by higher ventilation therapy and Respiratory Drug Delivery product sales. The Company’s international revenue growth occurred across many key markets, with Europe, the Far East / Asia Pacific, and International Americas all experiencing revenue increases.

Gross Profit — The Company’s gross profit was 54% of net sales for the year ended June 30, 2007, compared to 55% for the year ended June 30, 2006. Gross profit percentage decreased year-over-year as the Company finalized its transition to the new M Series platform of sleep therapy devices. The Company also experienced higher freight costs associated with the launch of the new OptiLife patient interface, which is manufactured in the Far East. Sales mix and normal market rate sales price declines also impacted margins during fiscal year 2007. These factors were partially offset by higher revenue and on-going material cost reduction programs that are focused on negotiating lower prices with suppliers and product design changes.

General and Administrative Expenses (excluding acquisition earn-out expenses) — General and administrative expenses were $164,298 (14% of net sales) for the year ended June 30, 2007, compared to $149,485 (14% of net sales) for the year ended June 30, 2006. The dollar increases for the year ended June 30, 2007 were due primarily to higher employee compensation consistent with the growth of the Company’s business and the financial performance achieved during the fiscal year; and other expenses incurred consistent with the Company’s growth, including warranty and on-going investments the Company made in quality systems. Fiscal year 2007 general and administrative expenses also include the professional tax service fees associated with the tax planning efforts to capture incremental research and development credits, as well as expenses associated with the Company’s voluntary recall of 172,000 humidifiers that were included in its legacy sleep therapy product platform that was announced in October 2006.

Acquisition Earn-out Expenses — During the years ended June 30, 2007 and 2006, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 acquisition of Fuji equal to $0 and $2,935 (less than 1% of net sales in the 2006 fiscal year), respectively. See Note R to the consolidated financial statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses — Sales, marketing and commission expenses were $234,231 (20% of net sales) for the year ended June 30, 2007, compared to $206,433 (20% of net sales) for the year ended June 30, 2006. The dollar increases were driven by higher variable sales force compensation, consistent with the increase in sales levels from the prior year; the Company’s continued investments in sales and marketing programs and sales force, especially in the international markets; sales and marketing expenses related to several new products that were launched during the 2007 fiscal year; business acquisitions; and other expenses incurred consistent with the Company’s growth.

Research and Development Expenses — Research and development expenses were $65,886 (6% of net sales) compared to $58,966 (6% of net sales) for the prior year. The increase was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in certain of the Company’s major product lines were made during the year and are scheduled throughout fiscal year 2008 and beyond. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation — During the years ended June 30, 2007 and 2006, respectively, the Company made contributions totaling $6,500 (less than 1% of net sales) and $1,500 (less than 1% of net sales) to the Foundation. The Foundation was formed for scientific, educational and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses — During the year ended June 30, 2007, the Company incurred restructuring and acquisition-related expenses of $4,769 related primarily to acquisition of Mayo ($1,298), the closure of its Galway, Ireland manufacturing facility ($2,124), and the reorganization of manufacturing operations in the U.K. ($755).

During the year ended June 30, 2006, the Company incurred restructuring and acquisition-related expenses of $3,953, related primarily to closure of its Galway, Ireland manufacturing facility ($1,640) and the integration of acquired companies (Profile and Mini-Mitter - $2,211).

See Notes Q and R to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

Other Income — Other income was $11,264 for the year ended June 30, 2007 as compared to $9,616 for the year ended June 30, 2006. Other income in the years ended June 30, 2007 and June 30, 2006 includes a one-time gain of $928 and $4,398, respectively, from the sale of a minority equity investment in AirLogix. This sale of minority interest is more fully described in Note S to the Consolidated Financial Statements. Other income in all periods presented is also comprised of net interest income and realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note J, to the Consolidated Financial Statements.

Income Taxes — The Company’s effective income tax rate was approximately 30% for the year ended June 30, 2007 compared to 37% for the year ended June 30, 2006. The decrease in the tax rate relates to a one-time reduction of income tax expenses in fiscal year 2007 of approximately $5,400 resulting primarily from favorable resolution of certain tax matters related to a prior year transaction that were previously accrued on the consolidated balance sheet, and reduced income taxes of approximately $5,700 resulting primarily from tax planning efforts to capture incremental research and development credits from prior years, as well as from fiscal year 2007.

Except as disclosed in Note M to the Consolidated Financial Statements, the Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that these assets can be realized, at a minimum, through carry-backs to prior years in which taxable income was generated.

Net Income — As a result of the factors described above, the Company’s net income was $122,285 (10% of net sales) or $1.66 per diluted share for the year ended June 30, 2007, as compared to net income of $99,893 (10% of net sales) or $1.36 per diluted share for the year ended June 30, 2006. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) was $12,495 on a pre-tax basis, or $8,465 ($0.10 per share) after-tax, for the year ended June 30, 2007. Stock–based compensation expense for the year ended June 30, 2006 was $11,955 on a pre-tax basis, or $8,524 ($0.12 per share) after-tax.

Fiscal Year Ended June 30, 2006, Compared to Fiscal Year Ended June 30, 2005:

(Amounts in thousands except earnings per share)

	Year ended June 30		Percent Increase (Decrease)
	2006	2005
Net sales	$1,046,141	$911,497	15%
Cost of goods sold	473,263	413,215	15%

	572,878	498,282	15%
General and administrative expenses (excluding acquisition earn-out expenses)	149,485	123,040	21%
Acquisition earn-out expenses	2,935	3,493	(16)%
Sales, marketing and commission expenses	206,433	182,796	13%
Research and development expenses	58,966	45,625	29%
Contribution to foundation	1,500	3,000	(50)%
Restructuring and acquisition-related expenses	3,953	6,415	(38)%
Other income	(9,616)	(1,806)

	413,656	362,563	14%

INCOME BEFORE INCOME TAXES	159,222	135,719	17%
Income taxes	59,329	51,363	16%

NET INCOME	$99,893	$84,356	18%

Diluted earnings per share	$1.36	$1.17	16%

Diluted shares outstanding	73,570	72,255

Net sales — Net sales for the year ended June 30, 2006 were $1,046,141 representing a 15% increase over sales of $911,497 recorded for the year ended June 30, 2005. The Company’s sales growth occurred across all product groups, summarized as follows:

	Year Ended June 30				Dollar Increase	Percent Increase
	2006		2005
Domestic Sleep and Home Respiratory Products	$535,654	51%	$463,073	51%	72,581	16%
Domestic Hospital Products	189,128	18%	162,138	18%	26,990	17%
International Products	321,359	31%	286,286	31%	35,073	12%

Total	$1,046,141	100%	$911,497	100%	134,644	15%

The Company’s core growth drivers — devices for the diagnosis and treatment of OSA, total ventilation solutions aimed at the range of ventilator-assisted patients and international expansion—as well as other emerging product lines, including Respiratory Drug Delivery and Children’s Medical Ventures—led the Company’s year-over-year growth during the year ended June 30, 2006. Changes in foreign currency exchange rates reduced revenues by $7,941 (1%) during the year ended June 30, 2006 compared to the prior year. Revenues from acquired businesses contributed $5,580 (less than 1%) of revenues during the fiscal year ended June 30, 2006. On July 1, 2005, the Company changed the reporting classification of certain product revenues within the Sleep and Home Respiratory, Hospital, and International product categories. These changes are reflected in the table above and the following discussion for all periods presented. The reporting classification is consistent with the way the product groups are described in Item 1.

The Company’s domestic Sleep and Home Respiratory revenue gains during the year ended June 30, 2006 were led by year-over-year increases of $72,581 (16%) in OSA (consisting of sleep therapy and sleep diagnostics products). The Company’s growth in OSA was achieved through the Company’s overall product breadth in OSA therapy, strong sales channels with thought leaders and homecare providers, and growth of the domestic OSA therapy market (estimated to be approximately 15% – 20%). The increase in sleep therapy revenues was achieved as the Company continued its transition to the new M Series platform of CPAP devices. The new CPAP series incorporates the Company’s C-Flex technology, as well as auto titrating capability in certain devices. The Company’s Alice 5 Sleep Diagnostics System also continued to gain acceptance in sleep labs, posting a domestic year-over-year increase of $7,381 (63%) in the year ended June 30, 2006.

Sales of domestic Hospital products during the year ended June 30, 2006 increased by $26,990 (17%). Sales of domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) increased by $14,241 (17%) during the year ended June 30, 2006. These gains were led by increased Vision and Esprit ventilator sales. Revenues from domestic Respiratory Drug Delivery products (consisting of traditional asthma and nebulizer products as well as advanced respiratory drug delivery systems) increased by $10,097 (40%) during the fiscal year ended June 30, 2006. These increases were largely driven by the success of the Company’s I-neb Adaptive Aerosol Delivery System. Domestic Children’s Medical Venture product revenues (consisting of infant monitors, bilirubin devices, and developmental care products) increased by $2,652 (5%) during the year ended June 30, 2006.

The Company’s international growth during the year ended June 30, 2006 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increases were driven by OSA, which increased by $23,359 (19%) during the fiscal year ended June 30, 2006. International Hospital product sales increased by $10,948 (14%) for the year ended June 30, 2006. The increase was driven primarily by higher ventilation therapy and Respiratory Drug Delivery product sales. The Company’s international revenue growth occurred across many key markets, with Europe, Canada, the Far East / Asia Pacific, and South and Latin Americas all experiencing revenue increases.

Gross Profit — The Company’s gross profit was 55% of net sales for the years ended June 30, 2006 and 2005. Gross profit percentage remained flat as the Company transitioned to the new M Series platform of CPAP devices in the last two quarters of fiscal year 2006. The margin pressure from the CPAP platform transition were partially offset by higher revenue, product sales mix and material cost reductions achieved through the Company’s successful negotiations with suppliers and product design changes, resulting in the Company maintaining its gross profit at 55% of sales. During this transition the Company continued to aggressively sell its legacy CPAP platform, sometimes at discounted prices and had not yet reached peak manufacturing efficiency on the new M Series.

General and Administrative Expenses (excluding acquisition earn-out expenses) — General and administrative expenses were $149,485 (14% of net sales) for the year ended June 30, 2006, compared to $123,040 (13% of net sales) for the year ended June 30, 2005. The dollar increases for the year ended June 30, 2006 were due primarily to stock-based compensation expenses as a result of the adoption of FASB 123(R);

higher employee compensation consistent with the growth of the Company’s business and the financial performance achieved during the fiscal year; and other expenses incurred consistent with the Company’s growth, including warranty and business development expenses.

Acquisition Earn-out Expenses — During the years ended June 30, 2006 and 2005, the Company incurred acquisition earn-out expenses related to the Company’s May 2002 acquisition of Fuji equal to $2,935 and $3,493 (less than 1% of net sales in both periods), respectively. See Note R to the Consolidated Financial Statements for additional information regarding the Fuji acquisition.

Sales, Marketing and Commission Expenses — Sales, marketing and commission expenses were $206,433 (20% of net sales) for the year ended June 30, 2006, compared to $182,796 (20% of net sales) for the year ended June 30, 2005. The dollar increases were driven by stock-based compensation expenses as a result of the adoption of FASB 123(R); higher variable sales force compensation, consistent with the increase in sales levels from the prior year; and the Company’s continued investments in sales and marketing programs and sales force, especially in the international markets as well as related to the market release of M Series.

Research and Development Expenses — Research and development expenses were $58,966 (6% of net sales) compared to $45,625 (5% of net sales) for the prior year. The increase was due to the Company’s continuing commitment to research, development and new product introductions. Significant product development efforts are ongoing and new product launches in certain of the Company’s major product lines were made during the year and are scheduled over the next 18 months. Additional development work and clinical trials are being conducted in certain product areas within the sleep and respiratory markets outside the Company’s current core products and patient groups.

Contribution to Foundation — During the years ended June 30, 2006 and 2005, respectively, the Company made contributions totaling $1,500 (less than 1% of net sales) and $3,000 (less than 1% of net sales) to the Foundation. The Foundation was formed for scientific, educational and charitable purposes and is used to promote awareness of and research into the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses — During the year ended June 30, 2006, the Company incurred restructuring and acquisition-related expenses of $3,953, related primarily to closure of its Galway, Ireland manufacturing facility ($1,640) and the integration of acquired companies (Profile and Mini-Mitter- $2,211). Current year expense related to the closure of the Galway, Ireland manufacturing facility is primarily comprised of employee termination benefits, lease termination costs, and grant money which must be refunded to local governmental agencies. It is anticipated that the closure of the Galway, Ireland manufacturing facility will result in future cost reductions and operational efficiencies. Products previously manufactured in Galway, Ireland have been transitioned to the Wallingford, Connecticut; Carlsbad, California; and Murrysville, Pennsylvania manufacturing facilities. The transition was complete by December 31, 2006.

During the year ended June 30, 2005, the Company incurred restructuring and acquisition-related expenses of $6,415, related primarily to the restructuring of operations at the Wallingford, Connecticut manufacturing facility ($4,701) and the integration of recently acquired companies ($2,611), offset by a reduction to the reserve for idle facility lease obligation at the Kennesaw, Georgia manufacturing facility based on increased utilization ($897 credit).

See Notes Q and R to the Consolidated Financial Statements for additional information regarding restructuring and acquisition-related expenses.

Other Income — Other income was $9,616 for the year ended June 30, 2006 as compared to $1,806 for the year ended June 30, 2005. Other income in the year ended June 30, 2006 includes a one-time gain of $4,398 from the sale of a minority equity investment in AirLogix that is more fully described in Note S to the Consolidated

Financial Statements. Other income in all periods presented is also comprised of net interest income and realized and unrealized foreign currency exchange (gains) losses, partially offset by recognized losses (gains) on designated cash flow hedges that are more fully described in Note J to the Consolidated Financial Statements.

Income Taxes — The Company’s effective income tax rate was approximately 37% for the year ended June 30, 2006 compared to 38% for the year ended June 30, 2005, despite the current year adoption of FASB No. 123(R) that added 1% to the tax rate. The decrease in the Company’s effective tax rate from the prior year was driven by income tax benefits associated with various on-going tax planning activities, primarily in the state and international tax areas. Additionally, in the prior year, the Company incurred additional income tax expense from the repatriation of foreign earnings that is more fully described in Note M to the Consolidated Financial Statements.

Except as disclosed in Note M to the Consolidated Financial Statements, the Company has not provided a valuation allowance for deferred income tax assets because it has determined that it is more likely than not that these assets can be realized, at a minimum, through carry-backs to prior years in which taxable income was generated.

Net Income — As a result of the factors described above, the Company’s net income was $99,893 (10% of net sales) or $1.36 per diluted share for the year ended June 30, 2006, as compared to net income of $84,356 (9% of net sales) or $1.17 per diluted share for the year ended June 30, 2005. Stock-based compensation expenses from the Company’s implementation of FASB 123(R) were $11,955 on a pre-tax basis ($8,524 after tax), or $0.12 per share after-tax, for the year ended June 30, 2006. Additionally, restructuring and acquisition-related expenses totaled $3,953 on a pre-tax basis in fiscal year 2006, or approximately $0.03 per share after tax, compared to $6,415 on a pre-tax basis, or approximately $0.05 per share after tax in fiscal year 2005.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company had working capital of $537,127 at June 30, 2007 and $431,050 at June 30, 2006. Net cash provided by operating activities for the year ended June 30, 2007 was $135,673, compared to $92,965 for the year ended June 30, 2006 and $135,078 for the year ended June 30, 2005. Cash provided by operating activities for all years included increasing amounts of net income before the impact of depreciation, amortization and stock compensation (fiscal years 2006 and 2007 only) expense. During the years ended June 30, 2007 and 2006, this increase was offset by excess tax benefits from share-based payment arrangements that are required to be presented as a reduction to operating cash flows with a corresponding increase to financing cash flows, in accordance with FASB No. 123(R). The Company also made significant investment in working capital in 2007. Accounts receivable increased by $30,330 on 14% growth in net sales; however, the Company maintained its days sales outstanding at 60 days for the 2007 fiscal year which is consistent with fiscal year 2006. The Company also invested $45,678 in inventories in fiscal year 2007 to support completion of the world wide launch of its sleep therapy product platform as well as several other new product introductions. The Company also reorganized manufacturing operations in various facilities in the U.S., Far East, Ireland, and the U.K. in fiscal year 2007. Despite these changes, the Company continued to meet customer demand and on-time delivery requirements during the 2007 fiscal year. Current year business acquisitions also contributed to inventory growth during the year.

Net cash used by investing activities was $195,123, $94,134, and $128,215 for fiscal years 2007, 2006, and 2005, respectively. During the year ended June 30, 2007, the Company paid $50,870 to acquire businesses, intangible assets, and strategic investments, including additional purchase price payments and transaction costs for previously acquired businesses. Business acquisitions included: $6,230 to acquire Mayo on January 2, 2007; $23,180 to acquire Emerson on April 3, 2007; $1,500 to acquire technology for an ankle-worn, pager-sized device used to record period limb movements during sleep on September 11, 2006; and $12,557 to acquire other businesses, intangible assets and strategic investments. The Company also acquired the remaining ownership interests in Fuji and its distribution channel in Switzerland during fiscal year 2007 for $7,403 (including $5,365 that is classified in operating cash flows representing the payment of earn-out obligations). During the year ended June 30, 2006, the Company paid $35,291 to acquire businesses, intangible assets, and strategic investments. Business acquisitions included: $8,400 to acquire an oxygen generation technology company on October 6, 2005; $10,600 to acquire OxyTec on April 21, 2006; $2,570 to acquire Omni Therm on May 15, 2006; and $13,721 to acquire other businesses, intangible assets and strategic investments, including additional purchase price payments and transaction costs for previously acquired businesses. During the year ended June 30, 2005, the Company paid $66,315 to acquire businesses, including: $43,524 to acquire Profile, net of cash acquired in the transaction of $4,675 on July 1, 2004; $10,085 to acquire Mini-Mitter on April 1, 2005; and $8,031 to acquire other businesses and representing additional purchase price payments and transaction costs for previously acquired businesses.

During the years ended June 30, 2007, 2006, and 2005 cash used by investing activities included capital expenditures of $77,049, $58,484, and $61,900 respectively, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. During the 2007 fiscal year, capital expenditures include the build-out of a number of facility expansions in the U.S. and internationally to support the Company’s growth, as well as production equipment to support the various new product introductions. June 30, 2005 year-end capital expenditures also included the purchase of a 138,000 square foot facility near the Company’s current Murrysville, Pennsylvania, campus for a purchase price of $5,500 (net of rent that was prepaid by the seller for a transitional rental period that is recorded in accrued expenses and other current liabilities in the consolidated balance sheet). During the 2007 and 2006 fiscal year, cash flows used in investing activities also include net amounts of $69,322 and $5,847, respectively, that were invested in short-term marketable securities, as well as $928 and $5,488, respectively, of proceeds from the sale of AirLogix.

Net cash provided by financing activities was $31,767, $26,050, and $35,323 during the years ended June 30, 2007, 2006, and 2005, respectively. These amounts include proceeds from the issuance of common stock under the Company’s stock option plans of $20,858, $18,625, and $24,971, respectively, during the years ended June 30, 2007, 2006, and 2005. The Company also received proceeds from equipment financing at its Fuji subsidiary in Japan, in the amount of $26,786, $13,083, and $16,415, during the years ended June 30, 2007, 2006, and 2005, respectively. These proceeds were partially offset by payments on these equipment financing arrangements and other long-term borrowings in each year of $23,933, $12,182, and $6,063, respectively. Cash provided by financing activities in fiscal year 2007 and 2006 also includes $6,540 and $6,524, respectively, of excess tax benefits from share-based payment arrangements.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148,174 at June 30, 2007), and its accumulated cash and cash equivalents and short-term investments—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities and financing activities.

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

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150,000 is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (LIBOR). As of June 30, 2007, no borrowings are outstanding under the revolving credit agreement.

The following table summarizes significant contractual obligations and commercial commitments of the Company as of June 30, 2007:

Contractual Obligations and Commercial Commitments

(Amounts in thousands)

Contractual Obligations	Total	Payments Due by Period
		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Short-term and long-term debt	$313	$116	$197	$—	$—
Capital lease obligations	44,778	18,564	21,164	5,050	—
Operating leases	49,745	11,929	17,620	10,421	9,775
Amounts payable to selling parties of previously acquired businesses	9,521	1,188	500	3,338	4,495

Total contractual obligations	$104,357	$31,797	$39,481	$18,809	$14,270

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Up to 1 Year	1-3 Years	3-5 Years	Over 5 Years
Letters of Credit	$1,826	$1,826	$—	$—	$—
Third party bank debt guarantee	1,534	88	299	1,147	—

In addition to the amounts payable to the selling parties of previously acquired businesses that are set forth in the Contractual Obligations and Commercial Commitments table above, the Company may be obligated to make additional future payments under earn-out provisions pertaining to the acquisitions of the acquired oxygen generation technology company, OxyTec, and Mayo, for which the total amount of the obligations will not be known until the occurrence of future events. The amounts reflected in the Contractual Obligations and Commercial Commitments table above include the future payments that are accrued as of June 30, 2007 in accordance with the earn-out provisions and the Company’s other fixed obligations under the acquisition agreements. See Note R to the Consolidated Financial Statements for additional information about these obligations.

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

As of June 30, 2007, the total exposure for unpaid installment receivables approximates $12,152, compared to $15,718 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $11,404 and $14,970 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at June 30, 2007 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,249 and $3,406 as of June 30, 2007 and June 30, 2006, respectively. Approximately 11% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2007, 9% during the year ended June 30, 2006, and 8% during the year ended 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

During the fourth quarter of 2007, the Company entered into a 14-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of ¥1,875,000 Japanese Yen (JPY) and $15,837 that matures on July 31, 2008. This swap effectively hedges a portion of the Company’s net investment in its Japanese Fuji subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese Fuji subsidiary, and will use the spot rate method of accounting for changes in the fair value of the hedging instrument attributable to currency rate fluctuations. As such, at June 30, 2007, the fair market value of the hedging instrument attributable to changes in the spot rate of $433 is recorded as a credit in other comprehensive income (with a corresponding asset that is classified with prepaid and other current assets in the Consolidated Balance Sheet as of June 30, 2007) and offset changes in a portion of the JPY-denominated net investment in the Company’s Japanese Fuji subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $112 in interest income during the year ended June 30, 2007 in connection with the cross currency interest rate swap.

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company could be required to make, in the event that the third party defaults on its debt obligations, is $7,000. The term of the guarantee is five years from its December 2006 inception date. The current estimated fair value of the guarantee is $1,534; this amount is included in the Consolidated Balance Sheet within other non-current liabilities and will be amortized into income over five years. At the present time, the Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in foreign exchange rates.

Interest Rates — Interest rates have not had a significant effect on the Company’s business during the periods discussed. All of the Company’s long-term obligations are subject to fixed interest rates, and the Company has no interest rate hedging agreements.

Foreign Exchange Rates — The Company’s functional currency is the U.S. Dollar and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. Dollars. The Company also conducts business in various foreign currencies, primarily the Japanese Yen, the Euro, and the British Pound. The Company also transacts business in the Hong Kong Dollar, the Canadian Dollar, the Swiss Franc, Australian Dollar, the Chinese Yuan, Swedish Krona, Danish Krone, Norwegian Kroner, Brazilian Real, and United Arab Emirates Dirham (AED). As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note J to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the year ended June 30, 2007, sales denominated in currencies other than the U.S. Dollar totaled $217,677, or approximately 18% of net sales (compared to 17% in the prior year). An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $19,788 for the year ended June 30, 2007. Foreign currency losses included in the determination of the Company’s net income, net of gains related to designated cash flow hedges, were $1,054 for the year ended June 30, 2007.

Inflation — Inflation has not had a significant effect on the Company’s business during the periods discussed.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FASB No. 155). FASB No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FASB No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FASB No. 155 as of July 1, 2007, and does not expect that this statement will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB No. 156). FASB No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FASB No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FASB No. 156 as of July 1, 2007, and does not expect that this statement will have a material impact to its Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157). FASB No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt the provisions of FASB No. 157 on July 1, 2008, and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB No. 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt the provisions of FASB No. 157 on July 1, 2008, and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2) EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF 06-2 is effective for the Company beginning on July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company will adopt EITF 06-2 as of July 1, 2007, and does not expect that this statement will have a material impact to its consolidated financial statements.

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

Stock Based Compensation—In conjunction with the adoption of FASB 123(R), the Company is required to record the fair value of stock-based compensation awards as expenses in the Consolidated Statement of Operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes Merton option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

The Company’s expected stock-price volatility assumption is based on both current and historical implied volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued during the year ended June 30, 2007, the Company used a weighted-average expected stock-price volatility of 22.6% based upon the calculated volatility at the time of issuance.

The Company determined the weighted-average option life assumption based on the exercise behavior that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the year ended June 30, 2007, the Company used a weighted-average expected option life assumption of 3.8 years. As of June 30, 2007, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $23,770, which will be recognized over a weighted-average period of 1.84 years.

Under the fair value recognition provisions of FASB 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense recorded in the Company’s results of operations could be materially impacted.

Revenue Recognition — The Company’s revenues are recognized when title to product passes to the customer, which generally occurs upon shipment to a customer location and, in the case of rental revenue and long-term service contracts, is recognized ratably over the period the product is rented or service is performed. For those sales shipped FOB destination, revenue is recognized upon receipt by the customer. The Company’s standard conditions of sale do not include customer acceptance, installation, price protection agreements, or other post-shipment obligations. At times, the Company performs installation and/or training after certain products are shipped as a service to customers (at their request). As of June 30, 2007 and 2006 the amounts of deferred service revenue for post-shipment obligations were immaterial in relation to the Company’s financial condition and results of operations. The Company’s revenue transactions are sometimes made pursuant to standard terms and conditions included in distributor agreements and customer contracts. These contracts generally include price lists that apply to specified products shipped to customers during the terms of their agreement. These contracts also generally include rights of return provisions that only permit customers to return sold product in the case of a defective product or order entry, shipping, or similar error made by the Company. Product returns, which are recorded as a reduction of net sales and cost of sales, are generally insignificant in relation to net sales. The Company accrues for estimated sales returns and allowances based on historical trends, adjusted for specific product programs and individual transactions where appropriate.

The Company does not offer variable sales prices for subsequent events; all prices are fixed when customers’ orders are received. Certain customers’ and group purchasing organizations’ contracts provide customers with price rebates based on their level of purchases from the Company. Rebates are accrued by the Company as a reduction in net sales as they are earned by customers. Price discounts that may be awarded to customers for payment of invoices within specified periods are recorded as reductions to net sales at the time of payment and are generally insignificant in relation to net sales. As part of the Company’s sales process, pricing discounts may be provided for large orders to support sales initiatives, including product transitions during new product introductions. In the Company’s domestic sales activities, a number of independent manufacturers’ representatives are used to sell the Company’s products. These independent representatives are paid a direct commission on sales made to customers in their respective territories and are an integral component of the Company’s domestic sales force. The Company does not ship or sell its products to these representatives, and therefore does not recognize any revenue from transactions with these independent representatives. The SEC’s SAB Nos. 101 and 104, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB Nos. 101 and 104.

Allowance for Uncollectible Accounts Receivable — Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Provisions to increase the allowance for uncollectible accounts receivable are recorded as a component of general and administrative expenses in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2007, 2006, and 2005. Substantially all of the Company’s receivables are due from homecare providers, distributors, hospitals, and independent leasing companies. The Company’s customers are located throughout the U.S. and around the world. A significant portion of products sold to homecare providers, distributors and hospitals, both foreign and domestic, is ultimately funded through government reimbursement or private insurance programs. As a consequence, changes in these programs can have an adverse impact on a homecare provider, distributor and hospital liquidity and profitability. In addition, because a concentration of market share exists in the sleep and home respiratory product industry in the U.S. among national and large regional homecare providers, the Company experiences a comparable concentration of credit risk with these customers. The Company records an estimated allowance for uncollectible amounts based primarily on the Company’s evaluation of the payment pattern, financial condition, cash flows, and credit history of its customers as well as current industry and economic conditions. Adverse changes in these factors may impair the ability of the Company’s customers to make payments; as a consequence, additional allowances for uncollectible accounts receivable may be required. The Company is also contingently liable, within certain limits, in the event of a customer default on unpaid installment receivables initiated by or transferred to several independent leasing companies in connection with customer leasing programs. The Company monitors the collection status of these installment receivables and provides amounts necessary for estimated losses in the allowance for doubtful accounts.

Inventories and Related Allowance for Obsolete and Excess Inventory — Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories. Provisions to increase the allowance for obsolete and excess inventory are recorded as a component of cost of goods sold in the Company’s Consolidated Statements of Operations during the fiscal years ended June 30, 2007, 2006, and 2005. The estimated allowance is based on the Company’s review of inventories on hand compared to historical and estimated future usage and sales. If it is determined that inventory on hand is in excess of estimated future usage and sales because of changes in competitive conditions, new product introductions, product obsolescence, changes in customer demand, or other reasons, additional allowances for obsolete and excess inventory may need to be provided. The establishment of these additional allowances may have an adverse impact on earnings, depending on the extent and amount of inventory affected.

Intangible Assets — Intangible assets are comprised primarily of intellectual property rights, patent registration costs, product technology, customer contracts and relationships, and employee agreements. Intangible assets are amortized to expense over their useful lives, which are based on the Company’s estimates of the period that the assets will generate positive cash flows. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such carrying amounts are determined to be unrecoverable because of changes in technology, extended delays in obtaining regulatory approval, competition, significant changes in the Company’s strategic business objectives, utilization of the asset, or other reasons, the carrying amounts would be written down to their fair market values. These adjustments may have an adverse impact on earnings, depending on the significance of the carrying amounts and the extent of the required adjustments.

Contingencies — As a normal part of its business operations, the Company incurs liabilities that may be difficult to quantify precisely, such as future warranty or product recall obligations, potential liabilities relating to legal or regulatory matters, and income tax exposures. The Company follows the requirements of FASB No. 5, “Accounting for Contingencies,” which dictate when a charge to income should be taken to accrue for a loss contingency. These requirements necessitate the application of judgment regarding the likelihood and amount of the liability. The Company will adopt FIN 48 effective on July 1, 2007 to address uncertainty in income tax positions.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995.

The statements contained in this Annual Report, including those contained in “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” along with statements in reports filed with the SEC, external documents and oral presentations which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the results of clinical trials; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major natural disaster , cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Item 8. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Respironics, Inc.

We have audited the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Respironics, Inc. and subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2007, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

August 24, 2007

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands)

At June 30	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,830	$259,513
Short-term investments	75,354	5,838
Trade accounts receivable	220,398	187,502
Inventories	172,671	124,149
Prepaid expenses and other current assets	23,062	19,197
Deferred income tax benefits	52,963	45,893

TOTAL CURRENT ASSETS	776,278	642,092
PROPERTY, PLANT AND EQUIPMENT
Land	4,459	4,372
Buildings	30,402	27,421
Production and office equipment	366,446	313,885
Leasehold improvements	12,206	10,983

	413,513	356,661
Less allowances for depreciation and amortization	257,560	218,718

	155,953	137,943
OTHER ASSETS	72,903	55,981
GOODWILL	221,686	181,362

TOTAL ASSETS	$1,226,820	$1,017,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$79,394	$70,668
Accrued expenses and other current liabilities	141,077	122,173
Current portion of long-term obligations	18,680	18,201

TOTAL CURRENT LIABILITIES	239,151	211,042
LONG-TERM OBLIGATIONS	26,411	26,756
OTHER NON-CURRENT LIABILITIES	27,696	15,132
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000 shares; issued 80,750 shares at June 30, 2007 and 79,731 shares at June 30, 2006; outstanding 73,760 shares at June 30, 2007 and 72,740 shares at June 30, 2006	807	797
Additional capital	355,789	315,857
Accumulated other comprehensive income (loss)	1,819	(5,068)
Retained earnings	616,586	494,301
Treasury stock	(41,439)	(41,439)

TOTAL SHAREHOLDERS’ EQUITY	933,562	764,448

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,226,820	$1,017,378

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands except per share information)

Year ended June 30	2007	2006	2005
Net sales	$1,195,035	$1,046,141	$911,497
Cost of goods sold	555,825	473,263	413,215

	639,210	572,878	498,282

General and administrative expenses (excluding acquisition earn-out expenses)	164,298	149,485	123,040
Acquisition earn-out expenses	—	2,935	3,493
Sales, marketing and commission expenses	234,231	206,433	182,796
Research and development expenses	65,886	58,966	45,625
Contribution to foundation	6,500	1,500	3,000
Restructuring and acquisition-related expenses	4,769	3,953	6,415
Other income	(11,264)	(9,616)	(1,806)

	464,420	413,656	362,563

INCOME BEFORE INCOME TAXES	174,790	159,222	135,719
Income taxes	52,505	59,329	51,363

NET INCOME	$122,285	$99,893	$84,356

Basic earnings per share	$1.67	$1.38	$1.19

Basic shares outstanding	73,095	72,311	70,896
Diluted earnings per share	$1.66	$1.36	$1.17

Diluted shares outstanding	73,804	73,570	72,255

All share and per share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands)

	Common Stock		Additional Capital	Accumulated Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCE AT JUNE 30, 2004	76,957	$770	$249,210	$458	$310,052	6,990	($41,437)	$519,053
Shares sold pursuant to stock option and purchase plans	1,732	17	24,957	—	—	1	(3)	24,971
Income tax benefit from exercise of stock options	—	—	4,598	—	—	—	—	4,598
Comprehensive income:
Reclassification to other income of realized losses on derivatives qualifying as hedges	—	—	—	216	—	—	—	216
Net income for the year ended June 30, 2005	—	—	—	—	84,356	—	—	84,356
Foreign currency translation adjustments	—	—	—	(5,548)	—	—	—	(5,548)

Total comprehensive income								79,024

BALANCE AT JUNE 30, 2005	78,689	$787	$278,765	$(4,874)	$394,408	6,991	$(41,440)	$627,646

Shares sold pursuant to stock option and purchase plans	1,042	10	18,613	—	—	(1)	1	18,624
Income tax benefit from exercise of stock options	—	—	6,524	—	—	—	—	6,524
Stock Compensation	—	—	11,955	—	—	—	—	11,955
Comprehensive income:
Net income for the year ended June 30, 2006	—	—	—	—	99,893	—	—	99,893
Foreign currency translation adjustments	—	—	—	(195)	—	—	—	(195)
Unrealized gain (loss) on short-term investments				1				1

Total comprehensive income								99,699

BALANCE AT JUNE 30, 2006	79,731	$797	$315,857	$(5,068)	$494,301	6,990	$(41,439)	$764,448

Shares sold pursuant to stock option and purchase plans	1,019	10	20,897	—	—	—	—	20,907
Income tax benefit from exercise of stock options	—	—	6,540	—	—	—	—	6,540
Stock Compensation	—	—	12,495	—	—	—	—	12,495
Comprehensive income:
Net income for the year ended June 30, 2007	—	—	—	—	122,285	—	—	122,285
Foreign currency translation adjustments	—	—	—	6,476	—	—	—	6,476
Unrealized gain on derivatives qualifying as hedges				411				411

Total comprehensive income								129,172

BALANCE AT JUNE 30, 2007	80,750	$807	$355,789	$1,819	$616,586	6,990	$(41,439)	$933,562

All share information has been adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend that was declared on April 20, 2005 and distributed on June 1, 2005.

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands)

Year ended June 30	2007	2006	2005
OPERATING ACTIVITIES
Net income	$122,285	$99,893	$84,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,085	57,795	46,283
Stock based compensation	12,495	11,955	—
Excess tax benefits from share-based payment arrangements	(6,540)	(6,524)	4,598
Gain on sale of investment	(928)	(4,398)	—
Provision for bad debts	2,022	4,046	3,981
Acquisition earn-out payments, net of provisions	(5,394)	(1,349)	(1,601)
Provision (credit) for deferred income taxes	(9,265)	(3,467)	(11,472)
Changes in operating assets and liabilities:
Accounts receivable	(30,330)	(37,877)	(11,836)
Inventories and other current assets	(45,678)	(34,984)	(10,346)
Accounts payable and other current liabilities	30,899	7,538	29,447
Other assets and liabilities	1,022	337	1,668

NET CASH PROVIDED BY OPERATING ACTIVITIES	135,673	92,965	135,078
INVESTING ACTIVITIES
Proceeds from sale of investment	928	5,488	—
Purchase of property, plant and equipment	(77,049)	(58,484)	(61,900)
Sales and maturities of short-term investments	24,105	—	—
Purchases of short-term marketable securities	(93,427)	(5,847)	—
Proceeds from sale of property, plant and equipment	1,190	—	—
Acquisition of businesses, intangible assets, strategic investments and purchase price for previously acquired businesses	(50,870)	(35,291)	(66,315)

NET CASH USED BY INVESTING ACTIVITIES	(195,123)	(94,134)	(128,215)
FINANCING ACTIVITIES
Excess tax benefits from share-based payment arrangements	6,540	6,524	—
Proceeds from long-term obligations	28,378	13,083	16,415
Payment on long-term obligations	(24,009)	(12,182)	(6,063)
Issuance of common stock	20,858	18,625	24,971

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,767	26,050	35,323

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,683)	24,881	42,186
Cash and cash equivalents at beginning of period	259,513	234,632	192,446

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$231,830	$259,513	$234,632

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands, except earnings per share information)

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

Capitalized Software Production Costs:

Software development costs have been capitalized when technological feasibility was established and are being amortized to the cost of goods sold over the estimated economic lives (generally three to seven years) of the products that include such software. Total net capitalized software production costs were $10,131, $11,642 and $11,799 at June 30, 2007, 2006, and 2005, respectively. During the fiscal years ended June 30, 2007, 2006, and 2005, the Company recorded $2,890, $3,621, and $2,609, respectively, of amortization expense related to capitalized software production costs.

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

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” under which goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The Company performed its annual impairment tests as of December 31, 2006 and determined that no impairment exists. No impairment indicators were identified subsequent to the annual impairment test. The Company will update this annual test as of December 31 in future years, and on an interim basis as determined necessary in accordance with FASB No. 142.

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

Comprehensive Income:

Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains (losses) on derivatives qualifying as hedges, and unrealized gains (losses) on short-term investments, and is presented in the Consolidated Statements of Shareholders’ Equity. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on the undistributed earnings of foreign subsidiaries. The other components of comprehensive income are recorded net of income taxes.

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

NOTE B—CASH EQUIVALENTS

Cash equivalents consist primarily of money market accounts and certificates of deposit issued by large commercial banks located in the U.S., Hong Kong, Japan, Germany, France, Italy, the U.K., Switzerland, Sweden, Denmark and Norway.

NOTE C—SHORT-TERM INVESTMENTS

As of June 30, 2007 and 2006, the Company invested a portion of its cash into money management funds at high credit quality financial institutions. Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days.

NOTE D—ACCOUNTS RECEIVABLE

Trade accounts receivable in the Consolidated Balance Sheets is net of allowances for doubtful accounts of $15,537 as of June 30, 2007, and $15,188 as of June 30, 2006.

NOTE E—INVENTORIES

Inventories consisted of the following, net of allowances for obsolete and excess inventories of $21,460, and $20,767 at June 30, 2007 and 2006, respectively:

	June 30
	2007	2006
Raw materials	$55,343	$41,059
Work-in-process	11,385	9,606
Finished goods	105,943	73,484

Total inventory	$172,671	$124,149

NOTE F—GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the year ended June 30, 2007 were as follows:

Balance at June 30, 2006	$181,362
Goodwill on businesses acquired	33,357
Additional purchase price for prior acquisitions	2,430
Foreign currency changes	4,280
Other	257

Balance at June 30, 2007	$221,686

The Company’s intangible assets are comprised of product-related intellectual property acquired from third parties, the appraised fair market values of acquired product-related intellectual property, acquired customer contracts and relationships, and employee contracts obtained through business acquisitions (including the acquisitions disclosed in Note R), and patent registration costs. Intangible assets at June 30 are summarized below, net of accumulated amortization of $30,438 and $21,364 as of June 30, 2007 and 2006, respectively:

	2007	2006
Product-related intellectual property	$32,324	$31,428
Patent registration costs	5,373	4,295
Customer contracts and relationships	9,408	6,255
Employee contracts	2,529	2,266

Total intangible assets	$49,634	$44,244

Intangible asset amortization is computed using the straight-line method based upon the estimated useful lives of the respective assets, which ranges from one to 20 years.

Intangible asset amortization expense was $9,074, $6,991, and $5,963 during the years ended June 30, 2007, 2006, and 2005, respectively. The estimated aggregate intangible asset amortization expenses for the next five years are as follows:

2008	$8,724
2009	8,113
2010	6,545
2011	5,842
2012	5,452

NOTE G—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30 consist of the following:

	2007	2006
Promotional programs, royalties and similar obligations	$7,753	$7,367
Product warranties	23,223	18,600
Restructuring and acquisition obligations	3,354	2,916
Recourse obligations	748	748
Deferred service revenues	10,353	8,238
Deferred rental revenue	422	614
Compensation	38,144	32,884
Taxes	23,890	19,756
Charitable foundation and other contributions	7,148	929
Fuji earn-out obligation and note payable	—	6,809
Other, including professional fees and other accrued expenses	26,042	23,312

TOTAL	$141,077	$122,173

Generally, the Company’s standard product warranties are for a one- or two-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues, including product recalls or related field actions. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the year ended June 30, 2007 are as follows:

Product Warranties

Balance as of June 30, 2006	$18,600
Warranty accruals during the year	19,147
Service costs incurred during the year	(14,524)

Balance at June 30, 2007	$23,223

Deferred Service Revenues

Balance as of June 30, 2006	$8,238
Revenues deferred during the year	5,808
Amounts recorded as revenue during the year	(3,693)

Balance at June 30, 2007	$10,353

Product warranty amounts included in the table above include amounts associated with a product recall of a heated humidifier device used with the Company’s older legacy CPAP systems. In total, the Company identified approximately, 172,000 humidifiers, produced three to five years ago, that are subject to this recall. As of June 30, 2007, the Company maintained an accrual in the amount of $2,022 based on its estimate of remaining costs to administer and service the recall. During the 2007 fiscal year, the Company made substantial progress administering the recall with the assistance of a third party service organization, and it has maintained contact with the U.S. Food and Drug Administration (FDA) regarding the recall. All activity within the recall accrual for the year ended June 30, 2007 is reflected in the table above. The estimates and related accruals are all subject to FDA approval of the Company’s plan of action with respect to the recall.

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the Consolidated Balance Sheet.

NOTE H—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30
	2007(1)	2006
Bank Debt with varying maturities (final maturity in May 2007) including interest rates ranging from 0.8% to 1.7%	$—	$1,173
Capital Lease Obligations, payable in monthly installments with varying term ending dates through July 2011 including interest rates ranging from 1.0% to 4.2%	44,778	43,713
Other	313	71

	45,091	44,957
Less current portion	18,680	18,201

	$26,411	$26,756

(1)	The Company entered into a cross-currency swap with a fair market value of $433 at June 30, 2007 which was excluded from this table, see Note J for additional information.

On August 19, 2002, the Company entered into a Revolving Credit Agreement with a group of banks under which a total of $150,000 is available through August 2009 (as amended and as more fully described below), replacing a $125,000 Commercial Bank Credit Agreement that had similar terms. The Revolving Credit Agreement is unsecured and contains certain financial covenants with which the Company must comply, including those relating to current ratio, ratio of total liabilities to tangible net worth, minimum tangible net worth, leverage, and interest coverage (as these terms are defined in the Revolving Credit Agreement). The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (LIBOR). The Commercial Bank Revolving Credit Agreement includes a commitment fee, currently equal to 0.16%, on the unused portion of the facility. No amounts are outstanding under the Revolving Credit Facility as of June 30, 2007 or 2006.

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

Scheduled maturities of long-term obligations for the next five years are as follows:

Maturities of Long-Term Debt
2008	$18,680
2009	13,334
2010	8,028
2011	3,783
2012	1,266
Thereafter	—

TOTAL	$45,091

Interest paid was $1,073, $1,357, and $1,366 for the years ended June 30, 2007, 2006, and 2005, respectively.

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company could be required to make, in the event that the third party defaults on its debt obligations, is $7,000. The term of the guarantee is five years from its December 2006 inception date. The current estimated fair value of the guarantee is $1,534; this amount is included in the Consolidated Balance Sheet within other non-current liabilities and is being amortized into income over five years. At the present time, the Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

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

LONG-TERM OBLIGATIONS

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at June 30, 2007 and 2006.

FOREIGN CURRENCY EXCHANGE DERIVATIVE CONTRACTS

Foreign currency exchange derivative contracts are recorded in the Consolidated Balance Sheets at fair value. As of June 30, 2007 and 2006, foreign currency option, forward, and swap contracts with a fair value of $433 and $58, respectively, are recorded with prepaid expenses and other current assets.

NOTE J—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. Dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. Dollars. The Company also does business in various foreign currencies, primarily the Japanese Yen, the Euro, and the British Pound. The Company also transacts business in the Hong Kong Dollar, the Canadian Dollar, the Swiss Franc, Australian Dollar, the Chinese Yuan, Swedish Krona, Danish Krone, Norwegian Kroner, Brazilian Real, and United Arab Emirates Dirham. As part of the Company’s risk management strategy, management has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

During the fourth quarter of 2007, the Company entered into a 14-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of ¥1,875,000 Japanese Yen (JPY) and $15,837 that matures on July 31, 2008. This swap effectively hedges a portion of the Company’s net investment in its Japanese Fuji subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese Fuji subsidiary, and will use the spot rate method of accounting for changes in the fair value of the hedging instrument attributable to currency rate fluctuations. As such, at June 30, 2007, the fair market value of the hedging instrument attributable to changes in the spot rate of $433 is recorded as a credit in other comprehensive income (with a corresponding asset that is classified with Prepaid and Other Current Assets in the Consolidated Balance Sheet as of June 30, 2007) and offset changes in a portion of the JPY-denominated net investment in the Company’s Japanese Fuji subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive loss will remain there until the net investment is disposed. The Company recorded $112 in interest income during the year ended June 30, 2007 in connection with the cross currency interest rate swap.

As of June 30, 2007 and 2006 the Company acquired foreign currency option and forward contracts to hedge a portion of forecasted cash flows and recognized foreign currency transactions denominated in Japanese Yen. As of June 30, 2007 and 2006, foreign currency option, swap, and forward contracts with a fair value of $433 and $58, respectively, are recorded with prepaid expenses and other current assets.

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

The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of contracts designated as cash flow hedges are the same as the underlying forecasted and recognized currency transactions, changes in fair value of the contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted and recognized currency transactions. The ineffective portion of changes in the fair value of contracts designated as hedges, if any, is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecasted transactions during the years ended June 30, 2007 and 2006.

The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in Other Comprehensive Income (loss) (OCI) until the hedged forecasted transaction occurs or the recognized currency transaction affects earnings. Once the forecasted transaction occurs or the recognized currency transaction affects earnings, the effective portion of any related gains or losses on the cash flow hedge is reclassified from OCI to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the ineffective portion of any gain or loss on the related cash flow hedge would be reclassified from OCI to earnings at that time. As of June 30, 2007 and 2006, there was approximately $433 and $0 recorded in OCI, respectively.

For the years ended June 30, 2007 and 2006, the Company recognized net gains (losses) related to designated cash flow hedges in the amount of $379 and ($201), respectively. These amounts are classified with other income in the Consolidated Statements of Operations. During the years ended June 30, 2007 and 2006, the derivative (gains) losses were more than offset by realized and unrealized currency (gains) losses on the cash flows being hedged, which are also classified with other income in the Consolidated Statements of Operations.

NOTE K—OPERATING LEASES

The Company leases its service centers, its central distribution center, and certain of its offices, warehouses and manufacturing facilities in the U.S. and also leases its offices, warehouses and manufacturing facilities in the Far East and in Europe. Certain of these leases contain renewal options and rent escalation clauses.

The minimum rentals due under non-cancelable leases with recurring terms of one year or more as of June 30, 2007 are as follows:

Year Ended June 30	Amount
2008	$11,929
2009	9,481
2010	8,139
2011	5,986
2012	4,435
Thereafter	9,775

TOTAL	$49,745

Total rent expense for the years ended June 30, 2007, 2006, and 2005, was $10,486, $10,951, and $9,521, respectively.

NOTE L—CONTINGENCIES

Invacare Litigation

On March 5, 2004, the Company filed a lawsuit against Invacare Corporation (Invacare) in the United States District Court for the Western District of Pennsylvania alleging that Invacare’s manufacture, sale and marketing of a new Continuous Positive Airway Pressure (CPAP) device infringes one or more of 11 U.S. patents of the Company. In its complaint, the Company has sought preliminary and permanent injunctive relief, damages and an award of three times actual damages. In its answer to the complaint, Invacare has denied the infringement allegations of the complaint and has asserted that the Company’s patents are invalid.

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

By Order dated October 23, 2006, the Court granted partial summary judgment in the Company’s favor, dismissing Invacare’s monopolization, attempted monopolization, price discrimination, and unfair competition claims. The Court also limited future discovery in the case to the two remaining claims, parallel restraint of trade claims under both federal and state law. On October 31, 2006, Invacare filed a motion asking the Court to reconsider portions of its decision granting partial summary judgment. By Order entered on July 19, 2007, the Court denied Invacare’s motion for reconsideration. The Company continues to vigorously defend itself against these claims.

Other

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above and in previous filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s results of operations, financial condition or cash flows.

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

As of June 30, 2007, the total exposure for unpaid installment receivables approximates $12,152, compared to $15,718 as of June 30, 2006. Included in these amounts are unpaid installment receivables totaling $11,404 and $14,970 that meet the FASB No. 140 criteria and are not recorded on the Company’s financial statements at June 30, 2007 and June 30, 2006, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $2,249 and $3,406 as of June 30, 2007 and June 30, 2006, respectively. Approximately 11% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2007, 9% of the Company’s net sales were made under these financing arrangements during the year ended June 30, 2006, and 8% during the years ended June 30, 2005. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

NOTE M—INCOME TAXES

Income before income taxes consisted of the following:

	Year Ended June 30
	2007	2006	2005
United States	$127,396	$124,839	$106,841
Foreign	47,394	34,383	28,878

TOTAL	$174,790	$159,222	$135,719

Income taxes (benefit) consisted of:

	Year Ended June 30
	2007	2006	2005
Current:
Federal	$35,451	$38,870	$44,823
Foreign	16,805	14,536	12,868
State	2,959	2,867	5,144

	55,215	56,273	62,835
Deferred:
Federal	(8,118)	(2,879)	(9,059)
Foreign	106	(124)	(861)
State	(1,238)	(465)	(1,552)

	(9,250)	(3,468)	(11,472)

Tax benefits resulting from allocating employee stock option tax benefits to additional paid-in-capital	6,540	6,524	—

TOTAL INCOME TAXES	$52,505	$59,329	$51,363

The difference between the statutory U.S. federal income tax rate and the Company’s effective income tax rate is explained below:

	Year Ended June 30
	2007	2006	2005
Statutory federal income tax rate	35%	35%	35%
Increases (decreases):
State taxes, net of federal benefit	1	1	2
Foreign taxes	—	1	1
Tax credits	(2)	—	(7)
Refund Claims	(3)	—	—
Non-deductible expenses	(1)	(1)	7
Other items, net	—	1	—

EFFECTIVE INCOME TAX RATE	30%	37%	38%

Deferred income tax assets (liabilities) consist of the following:

	June 30
	2007	2006
Allowance for bad debts	$5,453	$5,343
Property, plant, equipment and intangible assets	3,772	(113)
Inventory reserves	6,439	6,440
Inter-company profit in inventories	11,254	10,286
Product warranty reserves	10,718	7,358
Restructuring and acquisition obligations	860	1,219
Net operating loss carry-forward, limited by Section 382	1,189	1,465
Business credits carry-forward, limited by Section 383	475	475
Foreign tax credit	757	1,429
FASB No. 123(R)	7,212	3,306
Other	7,768	9,195

	55,897	46,403
Less current portion	52,963	45,893

	$2,934	$510

Income taxes paid were $50,946, $66,307, and $39,996 for the years ended June 30, 2007, 2006, and 2005, respectively.

On July 1, 2004, the Company acquired Profile, which had a net operating loss carry-forward in the UK. as of June 30, 2004 of approximately $14,338, all of which carry-forward without expirations. The potential tax benefits associated with these foreign net operating losses are approximately $4,300. The Company has established a full valuation allowance against this deferred tax asset. As of June 30, 2007 and 2006 the valuation allowance remaining was 100% of the deferred tax assets of $3,000 and $4,600, respectively. To the extent these net operating losses are utilized in the future and deferred tax assets are recoverable, the Company’s recorded goodwill balance associated with the Profile acquisition will be reduced.

On October 22, 2004, the “American Jobs Creation Act of 2004” (the Act) was signed into law. The Act created a temporary incentive for U.S. multinational companies to repatriate a portion of accumulated income earned outside the U.S. at an effective tax rate of 5.25%. In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 allowed companies additional time to assess the effect of repatriating foreign earnings under the law, including whether unrepatriated foreign earnings continue to qualify for FASB No. 109’s exception to recognizing deferred tax liabilities, and required explanatory disclosures from those who need the additional time. In June 2005 the Company repatriated $37,500 from certain foreign subsidiaries, of which $22,500 was repatriated in order to take advantage of temporary incentives under the Act. The repatriated dividends were declared and paid in June 2005. As a result of the Company’s decision to repatriate these earnings, the Company incurred a net federal and state tax liability in the amount of $1,900. This liability was offset partially by foreign tax credits and other items resulting in a 38% effective tax rate for the year ended June 30, 2005.

Undistributed earnings of the foreign subsidiaries on which no U.S. income tax has been provided amounted to $79,279 and $45,306 as of June 30, 2007 and 2006, respectively. The Company intends to reinvest these undistributed earnings of foreign subsidiaries.

The Company maintains reserves for contingent tax liabilities, for differences between the benefit of tax deductions as filed on various income tax returns and recorded income tax provisions. These liabilities are estimated based on analysis of probable return-to-provision adjustments using currently available information.

During fiscal year 2007, the Company had a one-time reduction of income tax liability and income tax expense of approximately $5,400 resulting primarily from favorable resolution of certain tax matters related to a prior year transaction that were previously accrued on the Consolidated Balance Sheet. The Company also reduced income taxes by approximately $5,700 resulting primarily from tax planning efforts to capture incremental research and development credits from prior years, as well as from fiscal year 2007. These income tax benefits are the primary drivers of the lower 30% effective tax rate for the year ended June 30, 2007.

NOTE N—STOCK OPTION AND PURCHASE PLANS

At June 30, 2007, the Company has two active employee stock option plans, the Respironics, Inc. 2000 Stock Incentive Plan and the Respironics, Inc. 2006 Stock Incentive Plan, and one employee stock purchase plan. The Respironics, Inc. 2000 Stock Incentive Plan provides for the issuance of up to 6,552 shares for grant to eligible employees, consultants, and non-employee directors for a period of up to 10 years at option prices not less than the fair market value at the time of grant. As of June 30, 2007, 470 shares were reserved and available to be granted pursuant to the Respironics, Inc. 2000 Stock Incentive Plan (2000 Plan). The Respironics, Inc. 2006 Stock Incentive Plan (2006 Plan) was approved by shareholders on November 15, 2005, and provides for the issuance of up to 5,019 shares to be granted to eligible employees, consultants, and non-employee directors for a period of up to 10 years at option prices not less than the fair market value at the time of grant. As of June 30, 2007, 3,848 shares were reserved and available to be granted pursuant to the 2006 Plan. The Company may satisfy the awards upon exercise under both plans with either newly-issued or treasury shares.

Under the 2000 Plan and the 2006 Plan (collectively, the Plans), options become exercisable at such times or upon the occurrence of such events as determined by the Committee administering the Plans. The Company’s past practice has been to award options, to employees, that vest ratably over four years (25% per year) from the grant date. Under the 2000 Plan, options may include cash payment rights, and restricted shares of the Company’s common stock may also be awarded. The 2006 Plan also authorizes awards of restricted share units, performance awards, and other stock-based awards including awards tied to the achievement of specific performance goals.

Options are also granted under the Plans to members of the Company’s Board of Directors who are not employees of the Company. Each non-employee director receives an option to purchase shares on the third business day following the Company’s annual meeting of shareholders. The number of options is stated as 13 in the 2000 Plan. Pursuant to an amendment made in August 2006, the Committee administering the Plans has discretion, under the 2006 Plan, to reduce the number of options granted under the 2006 Plan in order to align with market competitive levels. Additionally, each non-employee director is granted an option to purchase 20 shares, on the first business day following the date they become a member of the Board of Directors. Such options are granted at fair market value on the date of grant. For options granted to non-employee directors, 25% of the shares are exercisable one year after the date of the grant, 25% are exercisable two years after the date of grant, and the remaining 50% are exercisable three years after the date of grant. All options granted under the Plans expire 10 years after the date of grant.

Each of the Company’s equity compensation plans named above was approved by security holders.

In December 2004, the FASB issued FASB No. 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FASB No. 123). FASB No. 123(R) replaces FASB No. 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FASB No. 123(R) requires that all stock-based compensation be recognized as expenses in the financial statements and that such expenses are measured at the fair value of the award.

The Company adopted FASB No. 123(R) on July 1, 2005 using the modified prospective method, which resulted in the recognition of stock compensation expenses in the Consolidated Statement of Operations during the years ended June 30, 2007 and 2006. Under the modified prospective method, prior period financial statements have not been restated, and the stock-based compensation expense recorded in the Consolidated Statement of Operations after adoption of FASB No. 123(R) includes both share-based awards granted subsequent to the adoption of FASB No. 123(R) and the remaining service period of awards that had been included in pro forma disclosures prior to the adoption of FASB No. 123(R). Stock-based compensation expenses for the year ended June 30, 2007 was $12,495 on a pre-tax basis ($8,465 after tax, or $0.12 for basic earnings per share and $0.10 for diluted net earnings per share) and for the year ended June 30, 2006 was $11,955 on a pre-tax basis ($8,524 after tax, or $0.12 for both basic and diluted net earnings per share). For the years ended June 30, 2007 and 2006 stock-based compensation expense is comprised of $11,634 and $11,124 attributable to stock option plans, respectively, and $861 and $831 attributable to the employee stock purchase plan, respectively. A component of the stock plan is a grant of 6,800 shares of restricted stock with a fair market value of $287. As of June 30, 2007, the total unrecognized stock-based compensation expenses related to non-vested stock awards was $23,777, which will be recognized over a weighted-average period of 1.84 years.

FASB No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as a component of financing cash flows instead of operating cash flows. For the years ended June 30, 2007 and 2006, the adoption of FASB No. 123(R) resulted in cash flows provided by financing activities of $6,540 and $6,524, respectively, which reduced cash flows provided by operating activities by the same amount.

The following table summarizes the Company’s stock option information as of, and for the year ended June 30:

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2004	5,102	$15.81	$13.57	7.54
Granted at fair value	1,720	27.13
Exercised	(1,601)	13.19
Cancelled	(35)	18.29

Outstanding at June 30, 2005	5,186	$20.31	15.80	7.64

Granted at fair value	1,759	$38.75
Exercised	(910)	17.15
Cancelled	(278)	25.82

Outstanding at June 30, 2006	5,757	$26.17	$9.39	7.54

Granted at fair value (2)	1,495	$35.61
Exercised	(908)	19.08
Cancelled	(125)	31.58

Outstanding at June 30, 2007	6,219	$29.36	$13.23	7.33

Exercisable at June 30, 2007	2,419	$22.58	$20.01	5.93

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
(2)	Includes 6.8 of restricted common share grants.

The exercise period for all stock options may not exceed 10 years from the date of grant. Stock options granted to employees become exercisable ratably over four years (25% per year) from the date of grant. Stock options granted to non-employee directors become exercisable over three years from the date of grant (25% after one year from the date of grant, an additional 25% after two years, and the remaining 50% after three years). The Company attributes stock-based compensation expenses to the Consolidated Statement of Operations using the straight-line method over the applicable vesting periods.

The weighted-average grant date fair value of stock options granted during the years ended June 30, 2007, 2006, and 2005 was $8.60, $9.39, and $9.15 per share, respectively. The Company also granted 6.8 shares of restricted stock during the 2007 fiscal year with an average grant date fair value of $42.26 per share. The total intrinsic value of stock options exercised during the year ended June 30, 2007, 2006, and 2005 was $18,917, $18,796, and $23,679, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Year Ended June 30
	2007	2006	2005
Weighted-average expected stock-price volatility	22.6%	24.6%	32.4%
Weighted-average expected option life	3.8 years	3.5 years	4.8 years
Average risk-free interest rate	4.7%	4.0%	3.4%
Average dividend yield	0.0%	0.0%	0.0%

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

Prior to the Company’s adoption of FASB No. 123(R), FASB No. 123 required that the Company provide pro-forma information regarding net income and earnings per share as if stock-based compensation expense for the Company’s stock-based awards had been determined in accordance with the fair value method prescribed therein. The Company accounted for these plans under the recognition and measurement principles of APB 25 and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation:

Year Ended June 30 2005
Net income, as reported	$84,356
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,162)

Pro forma net income	$76,194

Earnings per share:
Basic—as reported	$1.19

Basic—pro forma	$1.07

Diluted—as reported	$1.17

Diluted—pro forma	$1.06

In August 2001, the Company adopted the Respironics, Inc. 2002 Employee Stock Purchase Plan (the 2002 Plan) under which employees could purchase common stock of the Company through payroll deductions during each annual plan period beginning on January 1, 2002 through December 31, 2006. The 2002 Plan terminated effective December 31, 2006 and was replaced by the Respironics, Inc. 2007 Employee Stock Purchase Plan (the 2007 Plan). Under the 2007 Plan, employees can purchase common stock of the Company through payroll deductions during each semi-annual purchase period beginning on January 1 through June 30, with a second purchase period beginning July 1, and continuing through December 31. The 2007 Plan expires on the earlier of December 31, 2016 or the date it runs out of shares. The purchase price under the 2002 and 2007 Plans (the Plans) is the lesser of 85% of the market value of the Company’s common stock on either the first or last day of the Plans’ applicable purchase period. The maximum amount employees can purchase under the Plans is equal to 20% of their annual compensation (subject to statutory limitations). The Plans are compensatory under FASB No. 123(R); as such, stock compensation expense is recorded in the Company’s Consolidated Statement of Operations for the fiscal years ended June 30, 2007 and 2006. There were no charges or credits to income in fiscal year 2005 in connection with the Plans under APB Opinion No. 25. Shares are purchased at the end of the Plans’ purchase periods with the funds set aside through payroll deductions.

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

NOTE O—INDUSTRY SEGMENT, FINANCIAL INFORMATION BY GEOGRAPHIC AREAS AND MAJOR CUSTOMERS

The Company aggregates its products into one reportable industry segment: the design, development, manufacture and sale of medical devices used primarily for the treatment of patients suffering from sleep and respiratory disorders. Sales by product within this segment are as follows:

	Year Ended June 30
	2007	2006	2005
NET SALES
Domestic Sleep and Home Respiratory products	$599,432	$535,654	$463,073
Domestic Hospital products	207,059	189,128	162,138
International products	388,544	321,359	286,286

NET SALES	$1,195,035	$1,046,141	$911,497

The Company is a Delaware corporation, with its corporate offices located in Murrysville, Pennsylvania. Its principal manufacturing operations are currently located in Pennsylvania, California, Georgia, Connecticut, Oregon, Missouri, China, the Philippines, and the UK. Other major distribution and sales sites are located throughout the U.S., Germany, France, Italy, Switzerland, Sweden, Norway, Denmark, Australia, the UK, Hong Kong and Japan.

Financial information about the Company by geographic area is presented below:

	Year Ended June 30
	2007	2006	2005
NET SALES
Domestic	$806,491	$724,781	$625,211
International:
Europe, Africa and Middle East	209,914	163,292	143,375
Americas	47,011	44,544	37,425
Far East / Asia Pacific	131,619	113,524	105,486

NET SALES	$1,195,035	$1,046,141	$911,497

	June 30
	2007	2006
LONG-LIVED ASSETS
United States	$155,783	$134,269
International:
Europe	20,441	17,145
Far East / Asia Pacific	52,632	42,510

TOTAL LONG-LIVED ASSETS	$228,856	$193,924

The Company develops, manufactures and markets medical devices primarily for the treatment of patients suffering from sleep and respiratory disorders. Its products are used primarily in the home and in hospitals, as well as emergency medical settings and alternative care facilities. The Company sells and rents primarily to providers and distributors in the healthcare industry and closely monitors the extension of credit to both domestic and foreign customers, including obtaining and analyzing credit applications for all new accounts and maintaining an active program to contact customers promptly when invoices become past due. The Company generally does not require collateral for the extension of credit. During the fiscal years ended June 30, 2007, 2006, and 2005, respectively, no customer accounted for more than 10% of net sales.

NOTE P—RETIREMENT PLANS

The Company has a Respironics, Inc. Retirement Savings Plan (the Plan) that is available to all U.S. employees. Employees may contribute up to 75% (subject to statutory limitations) of their compensation to the Plan. The Company matches employee contributions (up to 3% of each employee’s compensation) at a 100% rate, and may make discretionary contributions to the Plan. Total Company contributions to the plan were $4,355, $3,869, and $3,249 for the years ended June 30, 2007, 2006, and 2005, respectively.

NOTE Q—RESTRUCTURING AND ACQUISITION-RELATED EXPENSES

The Company incurred the following restructuring and acquisition-related expenses during the years ended June 30:

	2007	2006	2005
Galway, Ireland facility changes	$2,124	$1,640	$—
Wallingford, Connecticut facility changes	—	102	4,701
Kennesaw, Georgia facility changes	—	—	(897)
UK facility changes	755	—	—
Acquisition-related integration expenses	1,890	2,211	2,611

TOTAL	$4,769	$3,953	$6,415

Galway, Ireland Manufacturing Facility Changes — On May 11, 2006, the Company announced that it would be closing its Galway, Ireland manufacturing facility. The facility was closed during the 2007 fiscal year, and substantially all of the accrued obligations were paid as of June 30, 2007.

The manufacturing activities previously conducted at the Galway facility were transferred to three existing manufacturing sites in the U.S. It is anticipated that the closure will result in future cost reductions and operational efficiencies. Approximately 40 employees, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions, were involuntarily terminated as a result of the closure. The costs reflected in the table above for Galway, Ireland facility changes relate primarily to employee retention and transition benefits, lease termination costs, and grant money which was refunded to local governmental agencies.

Wallingford, Connecticut Facility Changes — April 11, 2003, the Company announced that it would be consolidating product manufacturing activities and other support functions from the Company’s Wallingford, Connecticut plant to its Carlsbad, California location. The relocation allowed the Company to standardize its manufacturing support and engineering functions at the Carlsbad plant, enabled the Wallingford facility to concentrate on new product research and development, and improved the overall efficiency of the Company. Approximately 60 employees were involuntarily terminated as a result of the restructuring actions, primarily from manufacturing and manufacturing support, purchasing and certain administrative support functions. The costs reflected in the table above for Wallingford, Connecticut facility changes relate primarily to employee retention and transition benefits and other costs associated with the relocation and transition process.

Following is a summary of the restructuring and acquisition-related liabilities related to the Wallingford, Connecticut facility changes, including the payments made against the obligations during the three-year period ended June 30, 2007. All of the obligations were paid as of June 30, 2007.

(Amounts in thousands)

Year Ended June 30, 2005	Accrued Employee Costs	Accrued Facility Costs
Balance at July 1, 2004	$2,057	$1,043
Restructuring and acquisition-related expenses	677	—
Cash Payments	(805)	(253)

Balance at June 30, 2005	$1,929	$790

Year Ended June 30, 2006
Balance at July 1, 2005	$1,929	$790
Restructuring and acquisition-related expenses	—	—
Cash payments	(1,829)	(253)

Balance at June 30, 2006	$100	$537

Year Ended June 30, 2007
Balance at July 1, 2006	$100	$537
Restructuring and acquisition-related expenses	—	—
Cash payments	(100)	(537)

Balance at June 30, 2007	$—	$—

Acquisition-Related Integration Expenses — As more fully described in Note R to these Consolidated Financial Statements, the Company has recently completed several business acquisitions. The Company’s acquisition strategy includes the centralization of business processes which often results in the elimination of redundancies, consolidation of corporate services functions, and the implementation of standardized processes across several business functions, including information systems, manufacturing, quality systems, and marketing. Additionally, the Company periodically makes one-time compensation related payments in order to retain personnel to assist with the acquisition and related integration activities. These costs, collectively referred to as acquisition-related integration expenses, are incremental, non-recurring costs directly related to business acquisitions that are expensed as incurred in the Consolidated Statement of Operations.

NOTE R—ACQUISITIONS

Fuji — In May 2002, the Company acquired a 60% controlling interest in Fuji RC Kabushiki Kaisha (now known as “Fuji Respironics Kabushiki Kaisha” and referred to herein as “Fuji”), a leading provider of sleep and home respiratory and hospital products and services for respiratory-impaired patients in Japan, and entered into an agreement to purchase all of the remaining outstanding shares of Fuji over a four-year period, the last payment which was due and paid on December 31, 2006 (as amended). The Company’s obligation to purchase the remaining 40% shares of Fuji was accounted for as a financing of the Company’s purchase of the minority interest. Including the fixed-price forward contract and costs directly associated with the acquisition, the base cash purchase price for all of the outstanding shares was approximately $12,662. The Company acquired 20% of the outstanding shares of Fuji on October 29, 2003, an additional 5% of the outstanding shares of Fuji on December 29, 2004, an additional 5% on December 31, 2005, and the remaining 10% of the outstanding shares on December 31, 2006. In addition to the fixed-price forward contract, there were provisions for amounts payable to one of the shareholders of Fuji that were based on the operating performance of Fuji over four years (the Variable Payments). The Variable Payments were accrued as compensation over the four-year period as they were earned by the shareholder during his post-acquisition employment period, through June 30, 2006. The Company accrued and paid a total of $16,245 of Variable Payments over this four-year period. As of June 30, 2007, all amounts had been paid. As of June 30, 2006, $6,809 related to the fixed-price forward contract and the Variable Payments was accrued in the Consolidated Balance Sheet and classified with accrued expenses and other current liabilities. No amounts of the purchase price were assigned to goodwill or other intangible assets since the initial purchase price equaled the fair market value of the net tangible assets acquired.

Profile — On July 1, 2004, the Company’s previously announced offer to acquire 100% of the outstanding shares of Profile was declared unconditional, and the Company paid 50.9 British Pence for each share of Profile. The total purchase price was 26,309 British Pounds (or approximately $43,524, net of $4,675 of cash acquired in the transaction), including transaction costs directly related to the acquisition (consisting primarily of investment banking and other professional fees). Profile is a UK-based company that distributes, develops and commercializes specialty products to improve the treatment of sleep and respiratory patients. The acquisition of Profile expands the Company’s presence in the global sleep and respiratory markets, and enhances the breadth of its products and services with Profile’s innovative technologies for respiratory drug delivery. The results of operations of Profile are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, July 1, 2004.

The following table summarizes the fair value of the assets acquired and liabilities assumed from Profile at the date of acquisition (in thousands):

At July 1, 2004
Cash	$4,675
Accounts receivable	3,690
Inventories	2,104
Prepaid expenses and other current assets	3,057
Property, plant and equipment	1,554
Other non-current assets, including intangible assets	8,549
Goodwill	36,344

Total assets acquired	59,973
Current liabilities, primarily consisting of accounts payable and accrued expense	9,141
Other non-current liabilities	2,633

Net assets acquired	$48,199

In connection with the Profile acquisition, the Company recorded $8,290 of intangible assets, representing the fair market value of acquired product-related intellectual property and customer relationships. The weighted-average amortization period for these intangible assets is approximately nine years. The amounts assigned to these major classes of intangible assets are shown below:

Product-related intellectual property, primarily patents	$2,520
Customer contracts and relationships	5,770

Total intangible assets	$8,290

Mini-Mitter — On April 1, 2005, the Company acquired 100% of the outstanding shares of Mini-Mitter. The base cash purchase price (including $500 scheduled to be paid after a three-year retention period) approximated $10,500, with provisions for up to $7,500 of additional payments to be made based on Mini-Mitter’s operating performance through March 31, 2007. No amounts became payable based on Mini-Mitter’s operating performance, and the earn-out period has ended as of June 30, 2007. Mini-Mitter, located in Bend, Oregon, develops and sells sleep and physiological monitoring products to commercial sleep laboratories and other medical, pharmaceutical and health research institutions involved in clinical trials. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2007, June 30, 2006 and June 30, 2005.

OxyTec — On April 21, 2006, the Company purchased 100% of the outstanding stock of OxyTec for a cash purchase price of $10,600 (including transaction costs), with provisions for up to $30,000 of additional payments to be made based on the acquired company’s operating performance in future years. As of June 30, 2007, no amounts have become payable. OxyTec, located in Anaheim Hills, California, developed an innovative portable oxygen concentrator that has the potential to provide ambulatory oxygen patients greater freedom to be mobile while reducing homecare providers’ costs associated with the delivery of oxygen to these patients. The results of operations of OxyTec are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, April 21, 2006. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2007 and June 30, 2006.

Omni Therm — On May 15, 2006, the Company purchased certain assets and liabilities of Omni Therm for a cash purchase price of $2,570 (including transaction costs). Omni Therm, located in St. Louis, Missouri, is an original equipment manufacturer, supplier, and wholesaler of infant heel warmers, infant warming mattresses, and hospital thermometer products. Prior to the acquisition, Omni Therm was the Company’s supplier of these products through Children’s Medical Ventures. The results of operations of Omni Therm are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, May 15, 2006. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2007 and June 30, 2006.

Mayo — On January 2, 2007, the Company acquired the homecare assets of its Australian distributor, Mayo. The acquisition provides the Company with a direct presence in the Australian sleep therapy, home non-invasive ventilation and oxygen markets. The cash purchase price totaled approximately $6,230 (including transaction costs) with provisions for additional payments to be made based on operating performance through 2009. Mayo’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, January 2, 2007. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2007.

Emerson — On April 3, 2007, the Company acquired the assets of Emerson for a cash purchase price of $23,180 (including transaction costs). Emerson, located in Cambridge, Massachusetts, is a manufacturer, supplier, and wholesaler of the CoughAssist which helps patients clear broncho-pulmonary secretions to reduce the risk of respiratory complications. Prior to the acquisition, Emerson was the Company’s supplier of the CoughAssist. The acquisition of Emerson further expands the Company’s portfolio of Home Respiratory Care products and will enable the Company to better secure the needs of respiratory impaired patients. Emerson’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 3, 2007. The acquisition did not materially impact the Company’s net sales or net income during the year ended June 30, 2007.

Other — On October 6, 2005, Respironics acquired an oxygen generation technology company. The acquired technology has the potential to be used as a basis for a cost effective oxygen generation device. The cash purchase price totaled $8,400, with provisions for uncapped additional payments to be made based on the acquired company’s operating performance in future years through 2010. As of June 30, 2007, no additional amounts have become payable. The acquired entity’s results of operations are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, October 6, 2005. The acquisition did not materially impact the Company’s net sales or net income during the years ended June 30, 2007 and June 30, 2006.

On September 11, 2006, the Company acquired technology for an ankle-worn, pager-sized device used to record periodic limb movements during sleep. The base cash purchase price for this asset acquisition was $1,500 with milestone payments of up to $600 based on the net sales of the product. Also, during the year ended June 30, 2007, the Company acquired the majority of the stock of distributors in Norway and Denmark, totaling $7,200

(including transaction costs). These acquisitions did not materially impact the Company’s net sales or net income during the year ended June 30, 2007.

NOTE S—SALE OF INVESTMENT

On July 21, 2005, Centene acquired AirLogix for approximately $35,000 in cash plus additional consideration of up to $5,000 based on the achievement of certain performance milestones. At the time of the sale, the Company held approximately 17% ownership in AirLogix.

In connection with the sale of AirLogix, the Company received total proceeds of $6,416; $5,488 at closing and $948 upon the conclusion of the earn-out period, which resulted in the recognition of a pre-tax gain of $928 during the year ended June 30, 2007, and $4,398 during the year ended June 30, 2006. The gains are included in the Consolidated Statements of Operations in other income in the years described above. The Company does not expect to receive any additional future proceeds related to this stock sale.

NOTE T—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30
	2007	2006	2005
Numerator:
Net income	$122,285	$99,893	$84,356
Denominator:
Denominator for basic earnings per share—weighted-average shares	73,095	72,311	70,896
Effect of dilutive securities—stock options and warrants	709	1,259	1,359

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	73,804	73,570	72,255

Basic Earnings Per Share	$1.67	$1.38	$1.19

Diluted Earnings Per Share	$1.66	$1.36	$1.17

NOTE U—COMPREHENSIVE INCOME

The components of comprehensive income are as follows for the years ended June 30:

	Foreign Currency Translation Adjustments	Unrealized Gains on Derivatives Qualifying as Hedges	Unrealized Gain on Short-Term Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2004	$674	$(216)	$—	$458
Amounts arising during the year	(5,548)	216	—	(5,332)

Balance, June 30, 2005	(4,874)	—	—	(4,874)
Amounts arising during the year	(195)	—	1	(194)

Balance, June 30, 2006	(5,069)	—	1	(5,068)
Amounts arising during the year	6,476	411	—	6,887

Balance, June 30, 2007	$1,407	$411	$1	$1,819

NOTE V—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Following are the unaudited quarterly results of operations for the fiscal years ended June 30, 2007 and 2006:

	2007 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$266,624	$288,664	$307,390	$332,357
Gross Profit	141,985	154,519	164,428	178,278
Restructuring and Acquisition-Related Expenses	1,686	1,201	977	905
Contribution to Foundation	—	—	2,500	4,000
Net Income	22,069	29,599	34,051	36,566
Basic Earnings Per Share	$0.30	$0.41	$0.46	$0.50
Diluted Earnings Per Share	$0.30	$0.40	$0.46	$0.50

	2006 Three Months Ended
	September 30	December 31	March 31	June 30
Net Sales	$240,222	$257,901	$267,312	$280,706
Gross Profit	132,679	142,732	146,713	150,754
Restructuring and Acquisition-Related Expenses	1,089	224	407	2,233
Contribution to Foundation	1,500	—	—	—
Net Income	18,576	24,053	27,862	29,402
Basic Earnings Per Share	0.26	0.33	0.38	0.41
Diluted Earnings Per Share	0.25	0.33	0.38	0.40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibits 31.1 and 31.2 of this Report, the Company’s President and Chief Executive Officer, and Vice President and Chief Financial and Principal Accounting Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be in this Annual Report is made known to them on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. As of June 30, 2007, management has assessed the effectiveness of the Company’s internal control over financial reporting. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of June 30, 2007, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2007 was audited by the Company’s independent registered public accounting firm. See following audit report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal year ended June 30, 2007 that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

/s/ JOHN L. MICLOT
Name:	John L. Miclot
Title:	President and Chief Executive Officer

/s/ DANIEL J. BEVEVINO
Name:	Daniel J. Bevevino
Title:	Vice President and Chief Financial and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Respironics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Respironics, Inc. maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Respironics, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007, of the Company, and our report dated August 24, 2007, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

August 24, 2007

Item 9B. Other Information.

In August 2006, the Company began to review the employment agreements of its named executive officers for compliance with Section 409A of the Internal Revenue Code (“Section 409A”). Additionally, because the existing agreements were executed at different times over the past several years and many had not been updated for a significant period of time, the Company, with the assistance of external advisors, compared the employment agreements with current benchmark data for executive agreements. The Company then modified the agreements to reflect current market practices and to be consistent with the Company’s overall compensation philosophies.

Effective August 29, 2007, the Company entered into amended and restated employment agreements with four named executive officers included in the Company’s 2006 Proxy Statement: John L. Miclot, President and Chief Executive Officer; Daniel J. Bevevino, Vice President and Chief Financial Officer; Geoffrey C. Waters, President, International Group; and Donald J. Spence, President, Sleep and Home Respiratory Group. The Company is in the process of working on an amended employment agreement with the fifth named executive officer, Craig B. Reynolds, Executive Vice President and Chief Operating Officer.

Base salaries were updated based on decisions made at the August 21, 2007 Compensation and Human Resource Committee meeting, and in the case of Mr. Miclot, at the related Board of Directors meeting. Also included in the amendments were changes to severance benefits, change in control provisions and certain tax-gross up payments to be made to the named executive officers if their employment is terminated under specified circumstances following a change of control. In addition the agreements were updated to make them compliant with Section 409A.

The amended and restated employment agreements are attached to this Annual Report on Form 10-K as Exhibits 10.53 through 10.56.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required in Item 10 is incorporated by reference, under the captions “Executive Officers” and “Matters to Be Acted Upon,” to the Company’s definitive Proxy Statement pursuant to its November 13, 2007 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

Item 11. Executive Compensation

The information required in Item 11 is incorporated by reference, under the captions “Executive Compensation” and “Stock Options,” to the Company’s definitive Proxy Statement pursuant to its November 13, 2007 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in Item 12 is incorporated by reference, under the captions “Security Ownership” and “Stock Options,” to the Company’s definitive Proxy Statement pursuant to its November 13, 2007 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

Item 13. Certain Relationships and Related Transactions

The information required in Item 13 is incorporated by reference, under the caption “Executive Compensation,” to the Company’s definitive Proxy Statement pursuant to its November 13, 2007 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

Item 14. Principal Accountant Fees and Services

The information required in Item 14 is incorporated by reference, under the caption “Corporate Governance—Board of Directors and Committees of the Board,” to the Company’s definitive Proxy Statement pursuant to its November 13, 2007 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) The financial statements, financial statement schedule and exhibits listed below are filed as part of this Annual Report on Form 10-K.

(1) Financial Statements:

The Consolidated Financial Statements of the Company and its subsidiaries, together with the report of Ernst & Young LLP dated August 24, 2007, filed as part of this Annual Report on Form 10-K are listed in the index to Consolidated Financial Statements in Item 8.

(2) Financial Statement Schedule:

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

RESPIRONICS, INC.

(in thousands)

DESCRIPTION	Balance at Beginning of Period	Bad Debt Expense Provisions(a)	Write-offs of Uncollectible Accounts	Balance at End of Period
Year ended June 30, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$15,188	$2,022	$1,673	$15,537

Year ended June 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$14,856	$4,046	$3,714	$15,188

Year ended June 30, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$14,871	$3,675	$3,690	$14,856

(a)	Includes allowances for doubtful accounts for companies acquired in the fiscal year ended June 30, 2005 of $271.

All other Financial Statement Schedules have been omitted because they are not applicable to the Company.

(3) Exhibits:

Those exhibits listed on the exhibits index beginning on page 82 of this Form 10-K are filed herewith or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRONICS, INC.

By:	/s/ JOHN L. MICLOT
John L. Miclot,
President and Chief Executive Officer

Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on August 29, 2007:

/s/ JOHN L. MICLOT	/s/ MYLLE H. MANGUM
John L. Miclot	Mylle H. Mangum
(President and Chief Executive Officer and Director) (Principal Executive Officer)	(Director)

/s/ DANIEL J. BEVEVINO	/s/ DONALD H. JONES
Daniel J. Bevevino	Donald H. Jones
(Vice President and Chief Financial Officer) (Principal Accounting Officer)	(Director)

/s/ GERALD E. MCGINNIS	/s/ CRAIG B. REYNOLDS
Gerald E. McGinnis	Craig B. Reynolds
(Chairman of the Board of Directors)	(Director)

/s/ JAMES W. LIKEN	/s/ JOSEPH C. LAWYER
James W. Liken (Vice Chairman of the Board of Directors)	Joseph C. Lawyer (Director)

/s/ JOHN C. MILES II	/s/ J. TERRY DEWBERRY
John C. Miles II (Director)	J. Terry Dewberry (Director)

/s/ DOUGLAS A. COTTER	/s/ CANDACE L. LITTELL
Douglas A. Cotter (Director)	Candace L. Littell (Director)

/s/ SEAN MCDONALD
Sean McDonald (Director)

EXHIBITS INDEX

Exhibit No.	Description and Method of Filing
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Amendment No. 1 to Form S-1, Registration No. 33-20899.

3.2	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.2 to Form S-1, Registration No. 33-39938.

3.3	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-36459.

3.4	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 4.2 to Company’s Registration Statement on Form S-8, Registration No. 33-89308.

3.5	Amendment to Restated Certificate of Incorporation of the Company, filed as Exhibit 3.5 to Form 10-Q for fiscal quarter ended December 31, 1996.

3.6	Bylaws of the Company, filed as Exhibit 3.4 to Amendment No. 2 to Form S-1, Registration No. 33-20899.

3.7	Amendment to Bylaws of the Company on June 3, 1998, filed as Exhibit 3.7 to Form 10-K for the fiscal year ended June 30, 1998.

3.8	Amendment to Bylaws of the Company on November 18, 1998, filed as Exhibit 3.8 to Form 10-Q for fiscal quarter ending December 31, 1998.

3.9	Amendment to Bylaws of the Company on October 1, 2003, filed as Exhibit 3.9 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.10	Amendment to Bylaws of the Company on November 18, 2003, filed as Exhibit 3.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 31, 2003.

3.11	Amendment to Bylaws of the Company on April 20, 2005, filed as Exhibit 3.1 to Form 8-K under Item 5.03.

4.1	Loan Agreement dated November 1, 1989 between the Company and the Pennsylvania Economic Development Financing Authority, filed as Exhibit 4.1 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.2	Consent, Subordination, and Assumption Agreement dated April 20, 1990 between the Company and the Greater Murrysville Industrial Corporation, filed as Exhibit 4.2 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1990.

4.3	Loan Agreement dated June 5, 1990 between the Company and the Redevelopment Authority of the County of Westmoreland, to be filed with the Commission upon request.

4.4	Consent, Subordination, and Assumption Agreement dated June 21, 1994 between the Company and the Redevelopment Authority of the County of Westmoreland, filed as Exhibit 4.4 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1994.

4.5	Consent, Subordination, and Assumption Agreement dated February 22, 1995 between the Company and the Central Westmoreland Development Corporation, filed as Exhibit 4.5 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1995.

4.6	Form of Rights Agreement between Respironics, Inc. and Chase Mellon Shareholder Services, L.L.C. filed as Exhibit 1 to Form 8A filed by the Company on June 28, 1996.

4.7	Amendment No. 2 to Rights Agreement between Respironics, Inc. and Mellon Investor Services dated May 9, 2005, filed as Exhibit 4.7 to Quarterly Report on Form 10-Q for quarter ending December 31, 2005.

Exhibit No.	Description and Method of Filing
4.8	Amendment No. 3 to Rights Agreement between Respironics, Inc. and Mellon Investor Services dated June 7, 2006, filed as Exhibit 4.8 to Form 8-K under Items 1.01 and 3.03.

10.1	Amended and Restated Incentive Stock Option Plan of Respironics, Inc. and form of Stock Option Agreement used for Stock Options granted after December 31, 1987, filed as Exhibit 10.2 to Form S-1, Registration No. 33-20899.

10.2	Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis, filed as Exhibit 10.37 to Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 1999.

10.3	Incentive Bonus Plan dated January 26, 1985, filed as Exhibit 10.16 to Form S-1, Registration No. 33-20899.

10.4	Consulting Agreement dated July 1, 1988 between the Company and Dr. Mark Sanders, filed as Exhibit 10.15 to Annual Report on Form 10-K for Fiscal Year ending June 30, 1989.

10.5	1991 Non-Employee Directors’ Stock Option Plan, filed as Exhibit A to 1991 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1991.

10.6	1992 Stock Incentive Plan, filed as Exhibit A to 1992 Proxy Statement incorporated by reference into Annual Report on Form 10-K for Fiscal Year ending June 30, 1992.

10.7	Healthdyne Technologies, Inc. 1996 Stock Option Plan, filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.8	Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.8 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.9	Healthdyne Technologies, Inc. Non-Employee Director Stock Option Plan, filed as Exhibit 10.9 to the Healthdyne Technologies, Inc. Registration Statement on Form S-1, Registration No. 33-60706.

10.10	Healthdyne Technologies, Inc. Stock Option Plan II, filed as an Exhibit to the Healthdyne Technologies, Inc. Annual Report on Form 10-K, for the year ended December 31, 1994.

10.11	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Steven P. Fulton, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.12	Employment Agreement dated October 21, 1996 between the Company and Geoffrey C. Waters, filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

10.13	Amended and Restated Employment Agreement dated September 1, 2000 between the Company and Daniel J. Bevevino, filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

10.14	Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.15	Supplemental Employment Agreement dated November 11, 1997 between the Company and Craig B. Reynolds, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.16	Amendment No. 1 to the Employment Agreements between the Company and Craig B. Reynolds dated February 11, 1998, filed as Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.17	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated June 29, 2000, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Exhibit No.	Description and Method of Filing
10.18	Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.19	Supplemental Employment Agreement dated November 10, 1997 between the Company and John L. Miclot, filed as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

10.20	Amendment No. 1 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.40 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.21	Amendment No. 2 to Healthdyne Technologies, Inc. Stock Option Plan, filed as Exhibit 10.41 to Healthdyne Technologies, Inc. Form 10-K/A for the year ended December 31, 1996.

10.22	Respironics, Inc. 1997 Non-Employee Directors’ Fee Plan, filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.23	Amendment No. 1 to Rights Agreement, dated as of June 28, 1996, filed as Exhibit 10.39 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.24	Employment Agreement, made as of October 1, 1999, by and between the Company and James W. Liken, filed as Exhibit 10.40 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.25	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 8, 2000, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.26	Amendment to the Employment Agreements between the Company and Craig B. Reynolds dated August 16, 2000, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.27	2000 Stock Incentive Plan, filed as Exhibit A to 2000 Proxy Statement incorporated by reference into Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.28	Respironics, Inc. Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

10.29	Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of August 19, 2002, filed as Exhibit 10.43 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.30	Amendment No. 1 to Employment Agreement between the Company and James W. Liken dated August 26, 2002, filed as Exhibit 10.44 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.31	Amendment No. 3 to the Employment Agreement between the Company and John L. Miclot dated October 23, 2002, filed as Exhibit 10.45 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.32	Employment Agreement between the Company and William J. Post dated October 28, 2001 and Amendment No. 1 to the Employment Agreement between the Company and William J. Post dated October 23, 2002, filed as Exhibit 10.46 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

Exhibit No.	Description and Method of Filing
10.33	First Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, PNC CAPITAL MARKETS, INC. as Lead Arranger, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 1, 2003, filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.34	Respironics, Inc. Supplemental Executive Retirement Plan dated June 1, 2003, filed as Exhibit 10.49 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.35	Respironics, Inc. 2000 Stock Incentive Plan as amended on May 23, 2003, filed as Exhibit 10.50 to Annual Report on Form 10-K for the year ended June 30, 2003.

10.36	Amendment No. 4 to the Employment Agreement between the Company and John L. Miclot dated October 1, 2003, filed as Exhibit 10.51 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.37	Amendment No. 1 to the Employment Agreement between the Company and Gerald E. McGinnis effective as of March 31, 2004 filed as Exhibit 10.37 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.38	Agreement Regarding Certain Matters Relating to Employment between the Company and James W. Liken dated July 20, 2004 filed as Exhibit 10.38 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.39	Form of Respironics, Inc. Performance Bonus Program Summary, filed as Exhibit 10.39 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.40	Form of Respironics, Inc. Profit Sharing Program Summary, filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.41	Second Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of April 23, 2004, filed as Exhibit 10.41 to Annual Report on Form 10-K for the year ended June 30, 2004.

10.42	Third Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of September 3, 2004, filed as Exhibit 10.41 on Form 10-Q for the quarter ended September 30, 2004.

10.43	Employment Agreement, made as of April 18, 2005 by and between the Company and Donald Spence, filed as Exhibit 10.42 on Form 10-Q for the quarter ended March 31, 2005.

10.44	Fourth Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and FLEET NATIONAL BANK as the Documentation Agents, dated as of June 30, 2005, filed as Exhibit 10.44 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.45	Separation Agreement and Complete Release, made as of July 25, 2005 by and between the Company and William J. Post, filed as Exhibit 10.45 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.46	Employment Agreement, made as of August 1, 2005 by and between the Company and Derek Smith, filed as Exhibit 10.46 to Annual Report on Form 10-K for the year ended June 30, 2005.

Exhibit No.	Description and Method of Filing
10.47	Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and Gerald E. McGinnis effective as of August 24, 2005 filed as Exhibit 10.47 to Annual Report on Form 10-K for the year ended June 30, 2005.

10.48	2005 Supplemental Executive Retirement Plan, filed as Exhibit 10.48 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.49	2005 Non-Employee Director Deferred Compensation Plan, filed as Exhibit 10.49 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.50	Amendment No. 1 to the Employment Agreement between the Company and Paul L. Woodring effective as of December 13, 2005 filed as Exhibit 10.50 on Form 8-K.

10.51	Fifth Amendment to Credit Agreement by and among Respironics, Inc. as the borrower, THE BANKS PARTY THERETO, as the Lenders thereunder, and PNC BANK, NATIONAL ASSOCIATION as Agent, and CITIZENS BANK OF PENNSYLVANIA and BANK OF AMERICA, N.A. as the Documentation Agents, dated as of June 9, 2006, filed as Exhibit 10.51 to Annual Report on Form 10-K for the year ended June 30, 2006.

10.52	Respironics, Inc. 2006 Stock Incentive Plan (as amended) filed as Exhibit 10.52 to Annual Report on Form 10-K for the year ended June 30, 2006.

10.53	Employment Agreement, made as of August 29, 2007 by and between the Company and John L. Miclot, filed as Exhibit 10.53 on Form 10-K for the year ended June 30, 2007

10.54	Employment Agreement, made as of August 29, 2007 by and between the Company and Daniel J. Bevevino, filed as Exhibit 10.54 on Form 10-K for the year ended June 30, 2007

10.55	Employment Agreement, made as of August 29, 2007 by and between the Company and Geoffrey C. Waters, filed as Exhibit 10.55 on Form 10-K for the year ended June 30, 2007

10.56	Employment Agreement, made as of August 29, 2007 by and between the Company and Donald Spence, filed as Exhibit 10.56 on Form 10-K for the year ended June 30, 2007

10.57	Employment Agreement, made as of August 29, 2007 by and between the Company and Steven P. Fulton, filed as Exhibit 10.57 on Form 10-K for the year ended June 30, 2007

10.58	Employment Agreement, made as of August 29, 2007 by and between the Company and Derek Smith, filed as Exhibit 10.58 on Form 10-K for the year ended June 30, 2007

10.59	Employment Agreement, made as of August 29, 2007 by and between the Company and William R. Wilson, filed as Exhibit 10.59 on Form 10-K for the year ended June 30, 2007

21.1	List of Subsidiaries filed as Exhibit 21.1 to this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP, filed as Exhibit 23.1 to this Annual Report on Form 10-K.

31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.