Form 10-Q
period 2007-09-30
RESPIRONICS INC
filed 2007-11-09
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 81,043,927 shares of Common Stock of the registrant issued, of which 74,053,622 were outstanding, and 6,990,305 were held in treasury.

INDEX

RESPIRONICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations and the condensed consolidated statements of cash flows for the three-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated August 24, 2007 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, effective July 1, 2005. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective July 1, 2007.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

November 9, 2007

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands except per share data)

	(Unaudited) September 30, 2007	June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264,868	$231,830
Short-term investments	57,242	75,354
Trade accounts receivable, net of allowance for doubtful accounts of $15,329 and $15,538, respectively	214,718	220,398
Inventories	184,071	172,671
Prepaid expenses and other current assets	25,875	23,062
Deferred income tax benefits	51,320	52,963

TOTAL CURRENT ASSETS	798,094	776,278
PROPERTY, PLANT AND EQUIPMENT
Land	4,934	4,459
Buildings	32,450	30,402
Production and office equipment	387,098	366,446
Leasehold improvements	12,938	12,206

	437,420	413,513
Less allowances for depreciation and amortization	272,203	257,560

	165,217	155,953
OTHER ASSETS	80,899	72,903
GOODWILL	229,256	221,686

TOTAL ASSETS	$1,273,466	$1,226,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$71,350	$79,394
Accrued expenses and other current liabilities	147,657	141,077
Current portion of long-term obligations	20,685	18,680

TOTAL CURRENT LIABILITIES	239,692	239,151
LONG-TERM OBLIGATIONS	29,051	26,411
OTHER NON-CURRENT LIABILITIES	29,986	27,696
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000 shares; issued 80,971 shares at September 30, 2007 (unaudited) and 80,746 shares at June 30, 2007; outstanding 73,985 shares at September 30, 2007 (unaudited) and 73,760 shares at June 30, 2007	810	807
Additional capital	367,214	355,789
Accumulated other comprehensive income	7,994	1,819
Retained earnings	640,158	616,586
Treasury stock	(41,439)	(41,439)

TOTAL SHAREHOLDERS’ EQUITY	974,737	933,562

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,273,466	$1,226,820

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands except per share information)

	Three months ended September 30,
	2007	2006
Net sales	$311,638	$266,624
Cost of goods sold	144,604	124,639

	167,034	141,985

General and administrative expenses	47,522	34,886
Sales, marketing and commission expenses	63,216	57,565
Research and development expenses	18,058	14,513
In-process research and development expenses	5,424	—
Restructuring and acquisition-related expenses	578	1,686
Other income	(5,224)	(1,985)

	129,574	106,665

INCOME BEFORE INCOME TAXES	37,460	35,320
Income taxes	9,991	13,251

NET INCOME	$27,469	$22,069

Basic earnings per share	$0.37	$0.30

Basic shares outstanding	73,863	72,835
Diluted earnings per share	$0.37	$0.30

Diluted shares outstanding	75,065	73,710

See notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands)

	Three months ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$27,469	$22,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,270	13,154
In-process research and development expenses	5,424	—
Stock-based compensation	3,669	3,035
Excess tax benefits from share-based payment arrangements	(1,124)	(1,377)
Provision for bad debts	637	367
Provision (credit) for deferred income taxes	950	(1,451)
Changes in operating assets and liabilities:
Accounts receivable	5,235	(1,337)
Inventories and other current assets	(13,767)	(7,575)
Accounts payable and other current liabilities	(9,948)	(5,039)
Other assets and liabilities	3,661	812

NET CASH PROVIDED BY OPERATING ACTIVITIES	38,476	22,658
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,816)	(14,705)
Purchase of short-term investments	(16,680)	(12,500)
Sales and maturities of short-term investments	34,796	—
Acquisition of businesses, including additional purchase price payments, intangible assets and other investments, net of cash acquired	(13,854)	(3,761)

NET CASH USED BY INVESTING ACTIVITIES	(14,554)	(30,966)
FINANCING ACTIVITIES
Proceeds from long-term obligations	7,048	2,147
Payment on long-term obligations	(5,690)	(1,652)
Issuance of common stock	6,634	3,995
Excess tax benefits from share-based payment arrangements	1,124	1,377

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,116	5,867

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,038	(2,441)
Cash and cash equivalents at beginning of period	231,830	259,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$264,868	$257,072

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Respironics, Inc. and Subsidiaries (the “Company” or “Respironics”) have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. The amounts and information as of June 30, 2007 set forth in the Consolidated Balance Sheet and notes to the Consolidated Financial Statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

NOTE 2: SHORT-TERM INVESTMENTS

As of September 30, 2007 and June 30, 2007, the Company invested a portion of its cash into money management funds at high credit quality financial institutions. Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days. These investments are designated as available for sale and are stated at fair value.

NOTE 3: EARNINGS PER SHARE

Earnings per common share is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128 “Earnings per Share.” Presented below is a reconciliation of net income available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings per share (in thousands except earnings per share information).

	Three months ended September 30
	2007	2006
Numerator:
Net income	$27,469	$22,069

Denominator:
Denominator for basic earnings per share—weighted-average shares	73,863	72,835
Effect of dilutive securities—stock options	1,202	875

Denominator for diluted earnings per share—adjusted weighted-average shares	75,065	73,710

Basic Earnings Per Share	$0.37	$0.30

Diluted Earnings Per Share	$0.37	$0.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

NOTE 4: INVENTORIES

Inventories consisted of the following, net of allowances for obsolete and excess inventories of $24.2 million, and $21.5 million at September 30, 2007 and June 30, 2007, respectively (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$58,639	$55,343
Work-in-process	10,663	11,385
Finished goods	114,769	105,943

TOTAL	$184,071	$172,671

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company enters into foreign currency contracts to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign exchange rates related to the portion of the forecasted transactions that are not hedged. The success of the hedging program depends, in part, on forecasts of the Company’s transactions in foreign currencies. Hedges are placed for periods consistent with identified exposures, but not longer than the end of the year for which the Company has substantially completed its annual business plan.

During the fourth quarter of 2007, the Company entered into a 14-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of ¥1.9 billion Japanese Yen (JPY) and $15.8 million that matures on July 31, 2008. This swap effectively hedges a portion of the Company’s net investment in its Japanese Fuji subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese Fuji subsidiary, and will use the spot rate method of accounting for changes in the fair value of the hedging instrument attributable to currency rate fluctuations. As such, at September 30, 2007 and June 30, 2007, the fair market value of the hedging instrument attributable to changes in the spot rate of ($1.0) million and $0.4 million, respectively, is recorded as a (debit) credit in other comprehensive income (with a corresponding amount that is classified with prepaid and other current assets in the Consolidated Balance Sheet as of September 30, 2007 and June 30, 2007). The change in fair market value of the cross currency swap offsets the change in a portion of the JPY-denominated net investment in the Company’s Japanese Fuji subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive income will remain there until the net investment is disposed. The Company recorded $0.2 million in interest income during the three months ended September 30, 2007 in connection with the cross currency interest rate swap.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. On April 26, 2007, the Court issued a summary judgment decision in which it (1) held the Respironics patent claims asserted to be valid; (2) held that Invacare’s current CPAP with SoftX product does not infringe three Respironics patents; and (3) held that it could not decide on summary judgment whether a prior version of the Invacare CPAP with SoftX product infringed a fourth Respironics patent. The trial on the infringement claim concerning the prior CPAP with SoftX product began on November 5, 2007 and resulted in a jury verdict in Respironics favor. Respironics intends to seek an appeal of the noninfringment aspects of the Court’s prior decisions.

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

As of September 30, 2007, the total exposure for unpaid installment receivables approximates $11.7 million, compared to $12.2 million as of June 30, 2007. Included in these amounts are unpaid installment receivables totaling $11.0 million and $11.4 million that meet the FASB No. 140 criteria and are not recorded on the Company’s consolidated financial statements at September 30, 2007 and June 30, 2007, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $3.3 million and $2.2 million as of September 30, 2007 and June 30, 2007, respectively. Approximately 12% of the Company’s net sales were made under these financing arrangements during the three-month period ended September 30, 2007, and 13% of the Company’s net sales were made under these financing arrangements during the three-month period ended September 30, 2006. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

Third Party Debt Guarantee

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company would be required to make, in the event that the third party defaults on its debt obligations, is $7.0 million. The term of the guarantee is five years from its December 2006 inception date. The current estimated fair value of the guarantee is $1.5 million; this amount is included in the Consolidated Balance Sheet within other noncurrent liabilities and is being amortized into income over five years. The Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

Product Warranties

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues, including product recalls or related field actions. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the three-month period ended September 30, 2007 are as follows (in thousands):

Product Warranties

Balance as of June 30, 2007	$23,223
Warranty accruals during the period	5,110
Service costs incurred during the period	(2,685)

Balance at September 30, 2007	$25,648

Deferred Service Revenues

Balance as of June 30, 2007	$9,296
Revenues deferred during the period	1,516
Amounts recorded as revenue during the period	(1,046)

Balance at September 30, 2007	$9,766

The accruals for product warranties and deferred service revenues are classified with accrued expenses and other current liabilities in the Consolidated Balance Sheet.

NOTE 7: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents

The carrying amount of cash and cash equivalents, which include investments readily convertible to known amounts of cash with original maturities of 90 days or less, approximate fair value because of the short maturity of those investments.

Short-term investments

Short-term investments are recorded in the Consolidated Balance Sheet at fair value. Fair values are based on quoted market prices, estimates from brokers, and other appropriate valuation techniques. The fair value estimates do not necessarily reflect the values that could be realized in the current market on any one day.

Long-term obligations

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at September 30, 2007 and June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

Foreign currency exchange derivative contracts

Foreign currency exchange derivative contracts are recorded in the Consolidated Balance Sheet at fair value. As of September 30, 2007 and June 30, 2007, foreign currency contracts with a fair value of ($1.0) million and $0.4 million, respectively, are recorded with prepaid expenses and other current assets.

NOTE 8: STOCK OPTIONS AND PURCHASE PLANS

At September 30, 2007, the Company has these active employee stock option plans: the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan, and the 2007 Employee Stock Purchase Plan. These share based compensation plans are described more fully in Note N of the Consolidated Financial Statements included in the Company’s June 30, 2007 Annual Report on Form 10-K.

The Company adopted FASB Statement No. 123 (Revised 2004)—“Share-Based Payment” (FASB No. 123(R)) on July 1, 2005 using the modified prospective method. Stock-based compensation expense in the three-month periods ended September 30, 2007 and 2006 was $3.6 million ($2.5 million after tax, or $0.03 per share) and $3.0 million ($2.1 million after tax, or $0.03 per share), respectively. For the three-month period ended September 30, 2007 stock-based compensation expense was comprised of $3.4 million attributable to stock options and $0.2 million attributable to the employee stock purchase plan. For the three-month period ended September 30, 2006 stock-based compensation expense included $2.8 million attributable to stock options and $0.2 million attributable to the employee stock purchase plan.

NOTE 9: COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains on Derivatives Qualifying as Hedges	Unrealized Gain on Short-Term Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2007	$1,407	$411	$1	$1,819
Amounts arising during the period	7,171	(996)	—	6,175

Balance, September 30, 2007	$8,578	$(585)	$1	$7,994

NOTE 10: ACQUISITIONS

Mayo — On January 2, 2007, the Company acquired the homecare assets of its Australian distributor, Mayo Healthcare Pty Ltd (Mayo). The acquisition provides the Company with a direct presence in the Australian sleep therapy, home noninvasive ventilation and oxygen markets. The cash purchase price totaled approximately $6.2 million (including transaction costs) with provisions for additional payments to be made based on operating performance through 2009. The results of operations of the acquired business are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, January 2, 2007. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2007.

Emerson — On April 3, 2007, the Company acquired the assets of J. H. Emerson Company (Emerson) for a cash purchase price of $23.7 million (including transaction costs). Emerson, located in Cambridge, Massachusetts, is a manufacturer, supplier, and wholesaler of the CoughAssist® which helps patients to clear broncho-pulmonary secretions to reduce the risk of respiratory complications. Prior to the acquisition, Emerson was the Company’s supplier of the CoughAssist®. The acquisition of the Emerson assets further expands the Company’s portfolio of Home Respiratory Care products and will enable the Company to better secure the needs of respiratory impaired patients. The results of operations of the Emerson business are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 3, 2007. The acquisition did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2007.

Other — During the year ended June 30, 2007, the Company acquired the majority of the stock of its distributors in Norway and Denmark, totaling $7.2 million (including transaction costs). These acquisitions did not materially impact the Company’s net sales or net income during the three-month period ended September 30, 2007.

In the three-month period ended September 30, 2007, the Company invested a total of $12.1 million for a majority equity interest in its distributor in Finland and minority equity interests in two sleep companies. The international distributor’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

results of operations are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date. One of the sleep companies developed and markets a sleep enhancing, stress-reducing product to the retail market. The Company is using the cost-method of accounting for this investment since its ownership is less than 20% of the outstanding voting stock of the investee and it determined that it does not exercise significant influence over the investee’s operations. The other company is a development stage sleep company. The Company is using the equity-method of accounting for this investment since its ownership is greater than 20% but less than 50% of the outstanding voting stock of the investee and the Company determined it does have significant influence over the investee’s operations. The Company recorded $5.4 million of in-process research and development expenses related to their investment; this amount is reflected in the Consolidated Statement of Operations for the three-month period ended September 30, 2007.

NOTE 11: INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company on July 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on an income tax return. Under FIN 48, tax positions should initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions should be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized a net $3.9 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. After recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at July 1, 2007 was $20.8 million. Of this total, $16.1 million of net tax benefits would reduce the Company’s effective tax rate if the tax benefits were recognized in the financial statements. At September 30, 2007, the Company’s total liability for unrecognized net tax benefits is $23.4 million, of which $18.7 million would reduce the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties included in the FIN 48 liability above as of July 1, 2007 was $3.8 million. The Company recognized $0.4 million of interest and penalties in income tax expense for the three months ended September 30, 2007 and at September 30, 2007 the total amount of accrued interest and penalties included in the FIN 48 liability is $4.2 million.

As of July 1, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years 2003-2006 remain open to examination by the major taxing authority jurisdictions to which the Company is subject.

NOTE 12: RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FASB No. 155). FASB No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FASB No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted FASB No. 155 on July 1, 2007, and there was no material impact on its Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB No. 156). FASB No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FASB No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company adopted FASB No. 156 on July 1, 2007, and there was no material impact to its Consolidated Financial Statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF 06-2 is effective for the Company beginning on July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company adopted EITF 06-2 on July 1, 2007, and this adoption did not have a material impact to its Consolidated Financial Statements.

In July 2006, the FASB issued FIN 48 which creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 scopes income taxes out of FASB Statement No. 5, “Accounting for Contingencies.” FIN 48 is effective for an entity’s fiscal year beginning after December 15, 2006. The Company adopted FIN 48 as of July 1, 2007, as required, and the impact of this adoption is discussed in Note 11 to the Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FASB No. 159). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company will be required to adopt the provisions of FASB No. 159 on July 1, 2008, and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

NOTE 13: SUBSEQUENT EVENTS

On October 2, 2007, the Company acquired 100% of the outstanding shares of Apollo Light Systems, Inc. (Apollo), a privately-held company which manufactures light therapy systems for melatonin suppression and circadian rhythm sleep disorders. Apollo, located in American Fork, Utah, has annual revenues of approximately $5.0 million. The cash purchase price for Apollo was $6.5 million with provisions for additional payments to be made based on its operating performance over the next year. Total potential earn-out payments are less than the base purchase price.

On October 8, 2007, the Company sold its Novametrix pulse oximetry business to Dixtal Medical, Inc. after deciding to exit this line of business and refocus on its core technologies. As of September 30, 2007 and June 30, 2007 the Company’s assets related to this business, which approximated the sales price, were classified in the Consolidated Balance Sheet as “assets held for sale” within prepaid expenses and other current assets and other (long-term) assets. The sale transaction will not have a material impact on the Company’s Consolidated Statement of Operations during the three-month period ended December 31, 2007.

On November 5, 2007, the trial on the Invacare patent infringement claim began, and on November 8, 2007 a jury returned a verdict in favor of Respironics. See Note 6 for more details on this litigation.

****************

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three months ended September 30, 2007

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in reports filed with the Securities and Exchange Commission (SEC), external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the results of clinical trials; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major natural disaster, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change.

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(in thousands except per share data)

	Three-month periods ended September 30		Percent Increase (Decrease)
	2007	2006
Net sales	$311,638	$266,624	17%
Cost of goods sold	144,604	124,639	16%

	167,034	141,985	18%
General and administrative expenses	47,522	34,886	36%
Sales, marketing and commission expenses	63,216	57,565	10%
Research and development expenses	18,058	14,513	24%
In-process research and development expenses	5,424	—
Restructuring and acquisition-related expenses	578	1,686
Other income	(5,224)	(1,985)

	129,574	106,665

INCOME BEFORE INCOME TAXES	37,460	35,320	6%
Income taxes	9,991	13,251	(25)%

NET INCOME	$27,469	$22,069	24%

Diluted earnings per share	$0.37	$0.30	22%

Diluted shares outstanding	75,065	73,710

Net Sales—Net sales for the three-month period ended September 30, 2007 were $311.6 million representing a 17% increase over the net sales of $266.6 million recorded for the three-month period ended September 30, 2006. The Company’s sales growth occurred across all product groups during this three-month period and is summarized as follows:

	Three-month periods ended September 30				Dollar Increase	Percent Increase
	2007		2006
Domestic Sleep and Home Respiratory Products	$160,762	52%	$138,258	52%	$22,504	16%
Domestic Hospital Products	48,199	15%	43,337	16%	4,862	11%
International Products	102,677	33%	85,029	32%	17,648	21%

Total	$311,638	100%	$266,624	100%	$45,014	17%

The Company’s core growth drivers — devices for the diagnosis and treatment of OSA, total ventilation solutions aimed at the range of ventilator-assisted patients and continued international expansion, as well as other emerging product lines, including Respiratory Drug Delivery, Home Respiratory Care, and Children’s Medical Ventures—led the Company’s year-over-year growth during the three-month period ended September 30, 2007. Overall, acquired revenues and the impact of foreign currency exchange rate changes, in the aggregate, had less than a 2% positive impact on revenues during the three-month period ended September 30, 2007.

The Company’s domestic Sleep and Home Respiratory revenue gains during the three-month period ended September 30, 2007 were led by increases of $20.9 million (18%) in sleep therapy product revenues over the same three-month period in 2006. The Company’s growth in OSA was driven by the ongoing success of the M Series platform of CPAP devices including proprietary breathing modalities like A-Flex™, and a broad range of patient interface products including OptiLife™ and the Company’s ComfortGel™ mask. Further, Home Respiratory Care products contributed to the Company’s growth in the three-month period ended September 30, 2007, as the recently introduced EverFlo™ Stationary Oxygen Concentrator and EverGo™ Portable Oxygen Concentrator continued to gain market acceptance.

Sales of domestic Hospital products during the three-month period ended September 30, 2007 increased by $4.9 million (11%) year-over-year. The Company received positive contributions from sales of domestic Critical Care products

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

(consisting of ventilation therapy and cardio-respiratory monitoring products), particularly in noninvasive ventilation and related patient interfaces and accessories, as well as Respiratory Drug Delivery products (consisting of general-purpose asthma and nebulizer products as well as advanced respiratory drug delivery systems) and Children’s Medical Ventures products (consisting of infant monitors, bilirubin devices, and developmental care products) during the three-month period ended September 30, 2007.

The Company’s International growth during the three-month period ended September 30, 2007 included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increase was driven by sleep therapy, which increased by $9.5 million (24%) during the three-month period ended September 30, 2007. The Company experienced substantial growth in sales of Home Respiratory Care products during the three-month period. Additionally, International Hospital product sales increased by $2.0 million (8%) for the three-month period ended September 30, 2007, driven by strong performances in noninvasive ventilation, as well as Respiratory Drug Delivery. The Company’s international revenue growth occurred across key markets, especially Europe and the Far East / Asia Pacific.

Gross Profit—The Company’s gross profit was 54% of net sales for the three-month period ended September 30, 2007, as compared to 53% of net sales for the three-months ended September 30, 2006. Gross profit percentage increased in the first quarter of the current year versus the prior year primarily due to manufacturing efficiencies gained on the M Series platform of sleep therapy devices. Other factors that influence the Company’s gross profit include sales mix (between product groups as well as geographies), manufacturing throughput, raw material prices, and direct and indirect manufacturing costs including freight expenses.

General and Administrative Expenses—General and administrative expenses were $47.5 million (15% of net sales) for the three-month period ended September 30, 2007, compared to $34.9 million (13% of net sales) for the three-month period ended September 30, 2006. The increase for the period ended September 30, 2007 was due primarily to contributions to the Company’s employee incentive compensation plans, consistent with the Company’s financial performance achieved during the period; and other expenses incurred consistent with the Company’s growth, including salaries and warranty, and acquired company expenses. General and administrative expenses during the three-month period ended September 30, 2007 also includes professional tax service fees associated with the tax planning efforts to capture incremental income tax credits.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $63.2 million (20% of net sales) for the three-month period ended September 30, 2007, compared to $57.6 million (22% of net sales) for the three-month period ended September 30, 2006. The increase was driven by the Company’s continued investments in sales and marketing programs and sales force, meeting and trade show expenses that occurred during the period, as well as acquired company expenses.

Research and Development Expenses—Research and development expenses were $18.1 million (6% of net sales) for the three-month period ended September 30, 2007, compared to $14.5 million (5% of net sales) for the three-month period ended September 30, 2006. The increase was due to the Company’s continuing commitment to research and development in its core markets and product groups, including several new patient interface products in development for use in sleep therapy and hospital ventilation, as well as on-going work on new sleep therapy and ventilation device platforms and breathing algorithms. The Company also continues to make investments in opportunities outside of its core product and market groups.

In-process Research and Development Expenses—During the three-month period ended September 30, 2007, the Company recognized $5.4 million of in-process research and development expenses related to an equity investment in a development stage sleep company.

Restructuring and Acquisition-Related Expenses—During the three-month period ended September 30, 2007, the Company incurred restructuring and acquisition-related expenses of $0.6 million primarily related to the integration of acquired companies and other costs. During the three-month period ended September 30, 2006, the Company incurred restructuring and acquisition-related expenses of $1.7 million related primarily to the integration of acquired companies, closure of certain facilities and other costs.

Other Income—Other income was $5.2 million for the three-month period ended September 30, 2007, compared to $2.0 million for the three-month period ended September 30, 2006. Other income in all periods presented includes net interest income and realized and unrealized foreign currency exchange gains (losses), partially offset by recognized gains (losses) on designated cash flow hedges that are more fully described in Note 5 to the Consolidated Financial Statements. Other income in the three-month period ended September 30, 2007 includes a gain of approximately $2.8 million resulting from the strengthening of certain foreign currency exchange rates against the U.S. dollar.

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

Income Taxes—The Company’s effective income tax rate was approximately 27% for the three-month period ended September 30, 2007 and 38% for the three-month period ended September 30, 2006. The lower rate in the current period was primarily driven by tax planning efforts to capture incremental income tax credits from prior periods and other items. These tax planning efforts generated approximately $3.3 million of reduced income taxes for the period ending September 30, 2007.

Net Income—As a result of the factors described above, the Company’s net income was $27.5 million (9% of net sales) or $0.37 per diluted share for the three-month period ended September 30, 2007, compared to net income of $22.1 million (8% of net sales) or $0.30 per diluted share for the three-month period ended September 30, 2006. This represents 22% growth in the Company’s earnings per share during the three-month period ended September 30, 2007 compared to the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $558.4 million at September 30, 2007 and $537.1 million at June 30, 2007. Net cash provided by operating activities for the three-month period ended September 30, 2007 was $38.5 million compared to $22.7 million for the three-month period ended September 30, 2006. The increase in cash provided by operating activities was primarily due to higher net income before the impact of depreciation, amortization, and stock-based compensation expenses. During the quarter, accounts receivable decreased by $5.2 million; the Company’s quarterly days sales outstanding were 62 days for the quarter ended September 30, 2007 compared to 64 days for the quarter ended September 30, 2006. The Company increased its investment in inventories during the quarter ended September 30, 2007 by $11.0 million to support several recent product introductions and to facilitate the transition of manufacturing operations in several facilities worldwide. Despite these changes, the Company continued to meet customer demand and on-time delivery requirements during the recent quarter and during the 2007 fiscal year.

The Company used $14.6 million and $31.0 million of cash for investing activities during the three-month periods ended September 30, 2007 and 2006, respectively. For the three-month period ended September 30, 2007, the Company used $16.7 million of cash to purchase short-term investments, and it received $34.8 million of proceeds from the sales and maturities of short-term investments. During the three-month period ended September 30, 2006, the Company used $12.5 million of cash to purchase short-term investments. During the three months ended September 30, 2007 and 2006, respectively, the Company paid $13.9 million and $3.8 million (net of cash acquired) to acquire businesses, intangible assets, and other investments, including additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note 10 to the Consolidated Financial Statements. Additionally, cash used by investing activities in both periods included capital expenditures of $18.8 million and $14.7 million during the three month periods ended September 30, 2007 and 2006, respectively, including the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. The Company continues to invest in several growth supporting initiatives, including various facility expansions and production equipment for new products. Funds utilized for investing activities in the three months ended September 30, 2007 were provided by the proceeds from the sale and maturity of short-term investments and positive cash flows from operating activities.

Net cash provided by financing activities of $9.1 million during the three-month period ended September 30, 2007 consists of $6.6 million of proceeds from the issuance of common stock under the Company’s stock option plans, $7.0 million of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary. These proceeds were partially offset by payments on these equipment financing arrangements and other long-term borrowings of $5.7 million. Cash provided by financing activities also includes $1.1 million of excess tax benefits from share-based payment arrangements. Net cash provided by financing activities of $5.9 million during the three-month period ended September 30, 2006 consists of $4.0 million of proceeds from the issuance of common stock under the Company’s stock option plans and $2.1 million of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary. These proceeds were partially offset by payments on theses equipment financing arrangements and other long-term borrowings of $1.7 million. Cash provided by financing activities during the three-month period ended September 30, 2006 also includes $1.4 million of excess tax benefits from share-based payment arrangements.

The Company believes that its sources of funding—consisting of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148.2 million at September 30, 2007), and its accumulated cash, cash equivalents, and short-term investments—will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities, investing activities, and financing activities.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. The Company’s contractual obligations and commercial commitments are described in “Item 7. Management’s Discussion and Analysis – Contractual Obligations and

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

Commitments” in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2007. The composition and nature of these obligations and commitments have not changed materially since June 30, 2007. See Note 6 to the Consolidated Financial Statements for additional information about certain obligations and commitments.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150.0 million is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (LIBOR). As of September 30, 2007, no borrowings are outstanding under the revolving credit agreement.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ. The Company bases its estimates and assumptions on the best available information and believes them to be reasonable under the circumstances. There has been no change in the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, except as discussed below.

Income taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company on July 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on an income tax return. Under FIN 48, tax positions should initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions should be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized a net $3.9 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. After recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at July 1, 2007 was $20.8 million. Of this total, $16.1 million of net tax benefits would reduce the Company’s effective tax rate if the tax benefits were recognized in the financial statements. The Company recognized $0.4 million of interest and penalties in income tax expense for the three months ended September 30, 2007 and at September 30, 2007, the Company’s total liability for unrecognized net tax benefits is $23.4 million, of which $18.7 million would reduce the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties included in the FIN 48 liability above as of July 1, 2007 was $3.8 million. At September 30, 2007 the total amount of accrued interest and penalties included in the FIN 48 liability is $4.2 million.

As of July 1, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years 2003-2006 remain open to examination by the major taxing authority jurisdictions to which the Company is subject.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rates — Interest rates have not had a significant effect on the Company’s business during the periods discussed. All of the Company’s long-term obligations are subject to fixed interest rates, and the Company has no interest rate hedging agreements.

Foreign Exchange Rates — The Company is exposed to market risk from changes in foreign exchange rates. The Company’s functional currency is the U.S. dollar and a substantial majority of the Company’s sales, expenses and cash flows

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

are transacted in U.S. dollars. The Company also conducts business in various foreign currencies, primarily the Japanese yen, the euro, and the British pound. The Company also transacts business in the Hong Kong dollar, the Canadian dollar, the Swiss franc, Australian dollar, the Chinese yuan, Swedish krona, Danish krone, Norwegian kroner, Brazilian real, and United Arab Emirates dirham (AED). As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note 5 to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

For the three-months ended September 30, 2007, sales denominated in currencies other than the U.S. dollar totaled $64.0 million or approximately 21% of net sales (compared to 18% in the three-month period ended September 30, 2006). An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $6.0 million for the three-month period ended September 30, 2007. Foreign currency gains included in the determination of the Company’s net income, net of losses related to designated cash flow hedges and other items, were approximately $2.8 million for the quarter ended September 30, 2007 and $0.1 million for the quarter ended September 30, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the three-month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. On April 26, 2007, the Court issued a summary judgment decision in which it (1) held the Respironics patent claims asserted to be valid; (2) held that Invacare’s current CPAP with SoftX product does not infringe three Respironics patents; and (3) held that it could not decide on summary judgment whether a prior version of the Invacare CPAP with SoftX product infringed a fourth Respironics patent. The trial on the infringement claim concerning the prior CPAP with SoftX product began on November 5, 2007 and resulted in a jury verdict in Respironics favor. Respironics intends to seek an appeal of the noninfringment aspects of the Court’s prior decisions.

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

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

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

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3:	Defaults Upon Senior Securities.

None

Item 4:	Submission of Matters to a Vote of Security Holders.

None

Item 5:	Other Information.

None

Item 6:	Exhibits.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

Respironics, Inc. and Subsidiaries

Three Months Ended September 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: November 9, 2007	/S/ DANIEL J. BEVEVINO
Daniel J. Bevevino Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer