Form 10-Q
period 2007-12-31
RESPIRONICS INC
filed 2008-02-11
CIK 780434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

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

As of January 31, 2008, there were 81,336,625 shares of Common Stock of the registrant issued, of which 74,346,330 were outstanding, and 6,990,295 were held in treasury.

INDEX

RESPIRONICS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Respironics, Inc. and Subsidiaries

We have reviewed the consolidated balance sheet of Respironics, Inc. and Subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Respironics, Inc. and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated August 24, 2007 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the Company’s adoption of Statement of Financials Accounting Standards No. 123(R), “Share-Based Payment”, effective July 1, 2005. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 11, 2008

CONSOLIDATED BALANCE SHEETS

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands, except per share data)

	(Unaudited) December 31, 2007	June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$293,275	$231,830
Short-term investments	30,799	75,354
Trade accounts receivable, net of allowance for doubtful accounts of $14,971 and $15,538, respectively	221,298	220,398
Inventories	179,636	172,671
Prepaid expenses and other current assets	30,714	23,062
Deferred income tax benefits	52,818	52,963

TOTAL CURRENT ASSETS	808,540	776,278
PROPERTY, PLANT AND EQUIPMENT
Land	6,868	4,459
Buildings	35,598	30,402
Production and office equipment	407,482	366,446
Leasehold improvements	13,272	12,206

	463,220	413,513
Less allowances for depreciation and amortization	285,178	257,560

	178,042	155,953
OTHER ASSETS, NET	92,148	72,903
GOODWILL	250,289	221,686

TOTAL ASSETS	$1,329,019	$1,226,820

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,198	$79,394
Accrued expenses and other current liabilities	151,902	141,077
Current portion of long-term obligations	22,144	18,680

TOTAL CURRENT LIABILITIES	244,244	239,151
LONG-TERM OBLIGATIONS	32,578	26,411
OTHER NON-CURRENT LIABILITIES	32,925	27,696
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 100,000 shares; issued 81,233 shares at December 31, 2007 (unaudited) and 80,746 shares at June 30, 2007; outstanding 74,247 shares at December 31, 2007 (unaudited) and 73,760 shares at June 30, 2007	812	807
Additional capital	379,834	355,789
Accumulated other comprehensive income	9,055	1,819
Retained earnings	671,010	616,586
Treasury stock	(41,439)	(41,439)

TOTAL SHAREHOLDERS’ EQUITY	1,019,272	933,562

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,329,019	$1,226,820

See notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands except per share information)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net sales	$343,143	$288,664	$654,780	$555,287
Cost of goods sold	158,637	134,145	303,241	258,783

	184,506	154,519	351,539	296,504
General and administrative expenses	47,194	38,425	94,715	73,310
Sales, marketing and commission expenses	67,002	54,864	130,218	112,429
Research and development expenses	18,127	15,739	36,185	30,252
In-process research and development expenses	—	—	5,424	—
Contribution to foundation	4,000	—	4,000	—
Restructuring and acquisition-related expenses	485	1,201	1,063	2,887
Merger expenses	6,935	—	6,935	—
Other income	(2,047)	(2,855)	(7,271)	(4,840)

	141,696	107,374	271,269	214,038

INCOME BEFORE INCOME TAXES	42,810	47,145	80,270	82,466
Income taxes	11,958	17,546	21,949	30,798

NET INCOME	$30,852	$29,599	$58,321	$51,668

Basic earnings per share	$0.42	$0.41	$0.79	$0.71

Weighted average number of basic shares outstanding	74,036	73,024	73,950	72,930
Diluted earnings per share	$0.41	$0.40	$0.78	$0.70

Weighted average number of diluted shares outstanding	74,876	73,844	74,970	73,777

See notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

RESPIRONICS, INC. AND SUBSIDIARIES

(Amounts in thousands)

	Six months ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$58,321	$51,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,900	29,496
Gain on sale of investment	—	(928)
In-process research and development expenses	5,424	—
Stock-based compensation	7,572	6,093
Excess tax benefits from share-based payment arrangements	(4,056)	(2,123)
Provision for bad debts	695	1,264
Acquisition earn-out payments, net of provisions	—	(5,365)
Provision (credit) for deferred income taxes	(1,417)	(2,777)
Changes in operating assets and liabilities:
Accounts receivable	3,834	(11,036)
Inventories and other current assets	(13,062)	(19,594)
Accounts payable, accrued expenses, other assets and liabilities	403	(5,417)

NET CASH PROVIDED BY OPERATING ACTIVITIES	90,614	41,281
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(45,092)	(29,161)
Purchase of short-term investments	(22,865)	(23,135)
Sales and maturities of short-term investments	67,439	1,200
Proceeds from sale of equity investment	—	928
Acquisition of businesses, including additional purchase price payments, intangible assets and other investments, net of cash acquired	(49,937)	(12,196)

NET CASH USED BY INVESTING ACTIVITIES	(50,455)	(62,364)
FINANCING ACTIVITIES
Proceeds from long-term obligations	17,013	2,681
Payment on long-term obligations	(11,903)	(2,236)
Proceeds from guarantee of third party debt	—	1,592
Issuance of common stock	12,120	6,702
Excess tax benefits from share-based payment arrangements	4,056	2,123

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,286	10,862

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,445	(10,221)
Cash and cash equivalents at beginning of period	231,830	259,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,275	$249,292

See notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Respironics, Inc. and Subsidiaries (the “Company” or “Respironics”) have been included. Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. The amounts and information as of June 30, 2007 set forth in the Consolidated Balance Sheet and notes to the Consolidated Financial Statements that follow were derived from the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Within these notes to the financial statements we refer to the three and six months ended December 31, 2007 as the “2007 Quarter” and “2007 Period”, respectively, and the three and six months ended December 31, 2006 as the “2006 Quarter” and “2006 Period”, respectively.

On December 20, 2007, the Company entered into a definitive merger agreement pursuant to which Philips Holding USA Inc., a wholly-owned subsidiary of Koninklijke Philips Electronics N.V. (“Royal Philips Electronics” or “Philips”), a global leader in healthcare, lighting and consumer lifestyle, agreed to acquire Respironics. According to the terms of the agreement, on January 3, 2008 an indirect, wholly-owned subsidiary of Philips (Moonlight Merger Sub, Inc.) commenced an all-cash tender offer for all of the issued and outstanding shares of Respironics to be followed by a merger in which each remaining un-tendered share of Respironics will be converted into $66 per share. The acquisition will be effected pursuant to a merger agreement and is subject to the terms and conditions of that agreement. Conditions to the completion of the acquisition include the tender of a majority of the outstanding shares of the Company, as well as customary regulatory clearances in the United States and the European Union. United States regulatory approval for the acquisition was received on January 30, 2008, when the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Philips has extended the period for the tender offer to February 22, 2008 because not all conditions to the offer had been satisfied or waived by Philips, including the approval by the European Commission. The offer is subject to further extension. Subject to the foregoing conditions, the transaction is expected to close in the Company’s third quarter of 2008.

The merger agreement also contains certain termination rights for both Respironics and Philips and further provides that Respironics will be required to pay Philips a termination fee of $175.0 million, plus expenses to a maximum of $10.0 million, if the merger agreement is terminated under certain specified circumstances. In connection with the transaction, Respironics recorded merger expenses, consisting primarily of legal fees, investment banking fees and other related costs of approximately $6.9 million in its Consolidated Statement of Operations for the 2007 Quarter and 2007 Period.

The foregoing description of the merger agreement and the merger does not purport to be complete and is qualified in its entirety by reference to the merger agreement filed as Exhibit 2.1 to our Current Report on Form 8-K dated December 26, 2007, which is incorporated herein by reference.

NOTE 2: SHORT-TERM INVESTMENTS

As of December 31, 2007 and June 30, 2007, the Company invested a portion of its cash into money management funds at high credit quality financial institutions. Short-term investments consist of U.S. Treasury bills, other government securities, commercial paper, and certificates of deposit, with maturities greater than 90 days. These investments are designated as available for sale and are stated at fair value.

NOTE 3: EARNINGS PER SHARE

Earnings per common share is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128 “Earnings per Share.” Presented below is a reconciliation of net income available to common stockholders and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

differences between weighted average common shares outstanding, which are used in computing basic earnings per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings per share (in thousands except per share information).

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Numerator:
Net income	$30,852	$29,599	$58,321	$51,668
Denominator:
Denominator for basic earnings per share—weighted-average shares	74,036	73,024	73,950	72,930
Effect of dilutive securities—stock options	840	820	1,020	847

Denominator for diluted earnings per share—adjusted weighted-average shares	74,876	73,844	74,970	73,777

Basic Earnings Per Share	$0.42	$0.41	$0.79	$0.71

Diluted Earnings Per Share	$0.41	$0.40	$0.78	$0.70

NOTE 4: INVENTORIES

Inventories consisted of the following, net of allowances for obsolete and excess inventories of $25.9 million, and $21.5 million at December 31, 2007 and June 30, 2007, respectively (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$56,502	$55,343
Work-in-process	10,323	11,385
Finished goods	112,811	105,943

TOTAL	$179,636	$172,671

NOTE 5: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s reporting currency is the U.S. dollar, and a substantial majority of the Company’s sales, expenses, and cash flows are transacted in U.S. dollars. The Company also does business in various foreign currencies, primarily the Japanese yen, the euro, and the British pound. The Company also transacts business in the Hong Kong dollar, Canadian dollar, Swiss franc, Australian dollar, Chinese yuan, Swedish krona, Danish krone, Norwegian kroner, Brazilian real, and United Arab Emirates dirham (AED). As part of the Company’s risk management strategy, management has put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies.

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

During the fourth quarter of 2007, the Company entered into a 14-month Japanese yen-based cross currency interest rate swap, with aggregate notional principal amounts of ¥1.9 billion Japanese Yen (JPY) and $15.8 million that matures on July 31, 2008. This swap effectively hedges a portion of the Company’s net investment in its Japanese Fuji subsidiary. During the term of this transaction, the Company will remit to, and receive from, its counterparty interest payments based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

rates that are reset quarterly equal to three-month JPY LIBOR and three-month U.S. LIBOR rates, respectively. The Company has designated this hedging instrument as a hedge of a portion of the net investment in its Japanese Fuji subsidiary, and will use the spot rate method of accounting for changes in the fair value of the hedging instrument attributable to currency rate fluctuations. As such, at December 31, 2007 and June 30, 2007, the fair market value of the hedging instrument attributable to changes in the spot rate of ($1.0) million and $0.4 million, respectively, is recorded as a (debit) credit in other comprehensive income (with a corresponding amount that is classified with prepaid and other current assets in the Consolidated Balance Sheet as of December 31, 2007 and June 30, 2007). The change in fair market value of the cross currency swap offsets the change in a portion of the JPY-denominated net investment in the Company’s Japanese Fuji subsidiary. Amounts recorded to foreign currency translation within accumulated other comprehensive income will remain there until the net investment is disposed. The Company recorded $0.2 million and $0.4 million in interest income during the 2007 Quarter and 2007 Period, respectively, in connection with the cross currency interest rate swap.

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

Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. On April 26, 2007, the Court issued a summary judgment decision in which it (1) held the Respironics patent claims asserted to be valid; (2) held that Invacare’s current CPAP with SoftX product does not infringe three Respironics patents; and (3) held that it could not decide on summary judgment whether a prior version of the Invacare CPAP with SoftX product infringed a fourth Respironics patent. The trial on the infringement claim concerning the prior CPAP with SoftX product began on November 5, 2007 and resulted in a jury verdict in Respironics favor. On January 8, 2008, Respironics filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit as to the non-infringement aspects of the District Court’s prior decisions. On February 4, 2008, Invacare filed a Notice of Cross-Appeal with the United States District Court for the Federal Circuit as to the infringement determination and various other aspects of the case.

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

Shareholder Litigation

On January 8, 2008, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, the members of its Board of Directors, Koninklijke Philips Electronics N.V., Philips Holding USA Inc. and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Moonlight Merger Sub, Inc. (collectively, the “defendants”). The plaintiff alleges breach of fiduciary duties by the Company’s Directors in connection with the merger agreement entered into on December 20, 2007 by Respironics, Philips USA and Moonlight Merger Sub, Inc. and the subsequent tender offer for the Company’s shares, commenced on January 3, 2008 by Moonlight Merger Sub, Inc. In the lawsuit, the plaintiff seeks an injunction against the tender offer and the merger agreement as well as unspecified damages, including attorneys’ fees and costs. On January 10, 2008, the plaintiff filed motions seeking expedited proceedings, including the scheduling of a preliminary injunction hearing before the close of the tender offer and expedited discovery. The defendants opposed the plaintiff’s motions. The Vice Chancellor of the Court of Chancery heard arguments on the motions on January 14, 2008, and denied the plaintiff’s motions. The Company plans to vigorously defend against any further pursuit of these claims.

Other

The Company is, as a normal part of its business operations, a party to other legal proceedings in addition to those described above and in previous filings of the Company. Legal counsel has been retained for each proceeding, and none of these proceedings is expected to have a material adverse impact on the Company’s consolidated results of operations, financial condition or cash flows.

Contingent Obligations Under Recourse Provisions:

In connection with customer leasing programs, the Company uses independent leasing companies for the purpose of providing financing to certain customers for the purchase of the Company’s products. In some cases, the Company is contingently liable, in the event of a customer default, to the leasing companies within certain limits for unpaid installment receivables initiated by or transferred to the leasing companies. The transfer of certain of these installment receivables meets the criteria of FASB No. 140 and therefore they are not recorded on the Company’s financial statements.

As of December 31, 2007, the total exposure for unpaid installment receivables approximates $10.1 million, compared to $12.2 million as of June 30, 2007. Included in these amounts are unpaid installment receivables totaling $10.1 million and $11.4 million that meet the FASB No. 140 criteria and are not recorded on the Company’s consolidated financial statements at December 31, 2007 and June 30, 2007, respectively. The estimated fair value of the Company’s contingent recourse guarantee is $3.0 million and $2.2 million as of December 31, 2007 and June 30, 2007, respectively. Approximately 10% and 11% of the Company’s net sales were made under these financing arrangements during the 2007 Quarter and 2007 Period, respectively, and 10% and 11% of the Company’s net sales were made under these financing arrangements during the 2006 Quarter and 2006 Period, respectively. A portion of these sales was made with recourse. The Company is not dependent on these off-balance sheet arrangements.

Third Party Debt Guarantee

The Company has guaranteed the payment of certain third-party bank debt. The maximum potential amount of future payments that the Company would be required to make, in the event that the third party defaults on its debt obligations, is $7.0 million. The term of the guarantee is five years from its December 2006 inception date. The estimated fair value of the guarantee at December 31, 2007 and June 30, 2007 is $1.5 million; this amount is included in the Consolidated Balance Sheet within other noncurrent liabilities and is being amortized into income over five years. The Company does not believe it is probable that the third party will default on the amount subject to the guarantee.

Product Warranties

Generally, the Company’s standard product warranties are for a one- to three-year period (based on the specific product sold and country in which the Company does business) that covers both parts and labor. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies, which project the estimated warranty obligation on a product-by-product basis based on the historical frequency of claims, the cost to replace or repair its products under warranty, and the number of products under warranty based on the warranty terms and historical units shipped. The warranty liability also includes estimated warranty costs that may arise from specific product issues, including product recalls or related field actions. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also engages in the sale of extended warranties and long-term service contracts for which revenue is deferred and recognized over the warranty terms, which are generally between two and eight years. Changes in the liability for product warranty and deferred service revenues associated with these service programs for the 2007 Period are as follows (in thousands):

Product Warranties

Balance as of June 30, 2007	$23,954
Warranty accruals during the period	8,789
Service costs incurred during the period	(5,132)

Balance at December 31, 2007	$27,611

Deferred Service Revenues

Balance as of June 30, 2007	$9,296
Revenues deferred during the period	3,648
Obligations transferred with sale of oximetry product line (see Note 10)	(553)
Amounts recorded as revenue during the period	(2,266)

Balance at December 31, 2007	$10,125

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

Long-term obligations

The fair values of long-term debt obligations are established from the market values of similar issues. The carrying amounts of the Company’s obligations approximate their fair values at December 31, 2007 and June 30, 2007.

Foreign currency exchange derivative contracts

Foreign currency exchange derivative contracts are recorded in the Consolidated Balance Sheet at fair value. As of December 31, 2007 and June 30, 2007, foreign currency contracts with a fair value of ($1.0) million and $0.4 million, respectively, are recorded with prepaid expenses and other current assets.

NOTE 8: STOCK OPTIONS AND PURCHASE PLANS

As of December 31, 2007 the Company maintained two active employee stock option plans: the 2000 Stock Incentive Plan and the 2006 Stock Incentive Plan. The 2007 Employee Stock Purchase Plan was suspended on December 20, 2007, the date of the announced tender offer and merger with Philips discussed in Note 1. These share based compensation plans are described more fully in Note N of the Consolidated Financial Statements included in the Company’s June 30, 2007 Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

The Company adopted FASB Statement No. 123 (Revised 2004)—“Share-Based Payment” (FASB No. 123(R)) on July 1, 2005 using the modified prospective method. Stock-based compensation expense was $3.9 million ($2.6 million after tax, or $0.03 per share) and $3.1 million ($2.0 million after tax, or $0.03 per share) in the 2007 Quarter and 2006 Quarter, respectively. Stock-based compensation expense was $7.6 million ($5.1 million after tax, or $0.06 per share) and $6.1 million ($4.1 million after tax, or $0.05 per share) in the 2007 Period and 2006 Period, respectively.

Stock based compensation attributable to the stock option and purchase plans were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007[1]	2006	2007[1]	2006
Stock Option Plans	$3,614	$2,914	$7,046	$5,713
Employee Stock Purchase Plan	289	143	526	380

Total Stock Compensation Expense	$3,903	$3,057	$7,572	$6,093

[1]

The Employee Stock Purchase Plan was suspended on December 20, 2007, the date of the announced tender offer and merger with Philips – discussed in Note 1. The stock options outstanding under the stock option plans will have a modification of the requisite service period to vest 100% immediately before the merger discussed in Note 1 is completed.

NOTE 9: COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net Income	$30,852	$29,599	$58,321	$51,668
Foreign currency translation gains	1,446	2,849	8,183	4,021
Unrealized gains on derivatives qualifying as hedges	(388)	—	(950)	—
Unrealized gain on short-term investments	3	(6)	3	(2)

Total Comprehensive Income	$31,913	$32,422	$65,557	$55,687

NOTE 10: ACQUISITIONS AND DISPOSITIONS

Acquisitions

Mayo — On January 2, 2007, the Company acquired the homecare assets of its Australian distributor, Mayo Healthcare Pty Ltd (Mayo). The acquisition provides the Company with a direct presence in the Australian sleep therapy, home noninvasive ventilation and oxygen markets. The purchase price totaled approximately $6.2 million, There are additional accrued payments based on the first year of operation as specified in the stock purchase agreement and there are provisions for additional payments to be made based on operating performance through 2009. The results of operations of the acquired business are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date, January 2, 2007. The acquisition did not materially impact the Company’s net sales or net income during the 2007 Quarter or 2007 Period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Emerson — On April 3, 2007, the Company acquired the assets of J. H. Emerson Company (Emerson) for a cash purchase price of $23.7 million (including transaction costs). Emerson, located in Cambridge, Massachusetts, is a manufacturer, supplier, and wholesaler of the CoughAssist® which helps patients to clear broncho-pulmonary secretions to reduce the risk of respiratory complications. Prior to the acquisition, Emerson was the Company’s supplier of the CoughAssist®. The acquisition of the Emerson assets further expands the Company’s portfolio of Home Respiratory Care products and enables the Company to better secure the needs of respiratory impaired patients. The results of operations of the Emerson business are included in the Company’s Consolidated Statement of Operations beginning on the acquisition date, April 3, 2007. The acquisition did not materially impact the Company’s net sales or net income during the 2007 Quarter or 2007 Period.

Apollo — On October 2, 2007, the Company acquired 100% of the outstanding shares of Apollo Light Systems, Inc. (Apollo), a privately-held company, located in American Fork, Utah, which manufactures light therapy systems for melatonin suppression and circadian rhythm sleep disorders. The cash purchase price for Apollo was $7.3 million with provisions for additional payments to be made based on its operating performance over the next year. Total potential earn-out payments are less than the base purchase price. The acquisition did not materially impact the Company’s net sales or net income during the 2007 Quarter or 2007 Period.

Pro-Tech — On December 3, 2007, the Company acquired Pro-Tech Systems (“Pro-Tech”), a manufacturer of sleep diagnostic accessories for the Company’s Alice® sleep diagnostic products, for $22.9 million. Pro-Tech, located in a suburb of Seattle, Washington, provides the Company with a complementary replaceable sensor business to its capital purchase diagnostic devices. This acquisition did not materially impact the 2007 Quarter or 2007 Period.

Other — During the year ended June 30, 2007, the Company acquired the majority of the stock of its distributors in Norway and Denmark, totaling $7.2 million (including transaction costs). These acquisitions did not materially impact the Company’s net sales or net income during the 2007 Quarter or 2007 Period.

In addition, in the 2007 Period, the Company invested a total of $12.5 million for a majority equity interest in its distributor in Finland and minority equity interests in two sleep companies. The international distributor’s results of operations are included in the Company’s Consolidated Statements of Operations beginning on the acquisition date. One of the sleep companies developed and markets a stress-reducing product to the retail market. The Company is using the cost method of accounting for this investment since its ownership is less than 20% of the outstanding voting stock of the sleep company and the Company determined that it does not exercise significant influence over the sleep company operations. The other company is a development stage sleep company. The Company is using the equity method of accounting for this investment since its ownership is greater than 20%, but less than 50%, of the outstanding voting stock of the development stage company and the Company determined it does have significant influence over the development stage company operations. The Company recorded $5.4 million of in-process research and development expenses related to this investment in the development stage company; this amount is reflected in the Consolidated Statement of Operations for the 2007 Quarter and the 2007 Period.

Dispositions

On October 8, 2007, the Company sold its Novametrix pulse oximetry business to Dixtal Medical, Inc. after deciding to exit this line of business and refocus on its core technologies. As of June 30, 2007, the Company’s assets related to this business, which approximated the sales price, were classified in the Consolidated Balance Sheet as “assets held for sale” within prepaid expenses and other current assets and other (long-term) assets. During the 2007 Quarter, the Company received proceeds approximately equal to the net book value of the assets disposed. The sale transaction did not have a material impact on the Company’s Consolidated Statement of Operations during the 2007 Quarter or 2007 Period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

tax authorities. Such tax positions should be initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized a net $3.9 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. After recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at July 1, 2007 was $20.8 million. Of this total, $16.1 million of net tax benefits would reduce the Company’s effective tax rate if the tax benefits were recognized in the financial statements. At December 31, 2007, the Company’s total liability for unrecognized net tax benefits was $25.9 million, of which $21.2 million would reduce the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties included in the FIN 48 liability above as of July 1, 2007 was $3.8 million. The Company recognized $0.4 million of interest and penalties in income tax expense for the 2007 Quarter and $0.8 million for the 2007 Period and at December 31, 2007 the total amount of accrued interest and penalties included in the FIN 48 liability was $4.5 million.

As of December 31, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years 2003-2006 remain open to examination by the major taxing authority jurisdictions to which the Company is subject.

The Company’s effective income tax rate was approximately 28% for the 2007 Quarter and 37% for the 2006 Quarter. The lower rate in the current Quarter was related to the establishment of the patient interface manufacturing center of excellence in the Asia Pacific Region. The effective income tax rate for the 2007 and 2006 periods were approximately 27% and 37%, respectively. The lower rate in the 2007 Period was also related to the establishment of the patient interface manufacturing center of excellence in the Asia Pacific Region and other items.

NOTE 12: RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157). FASB No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, the FASB, at a board meeting late in 2007, granted a one year deferral of this implementation for nonfinancial assets and liabilities. The Company will be required to adopt the provisions of FASB No. 157 on July 1, 2008, for financial assets and liabilities, and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FASB No. 159). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FASB No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company may adopt the provisions of FASB No. 159 on July 1, 2008, and is currently evaluating the impact of this optional adoption on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement No. 141 (R), “Business Combinations”, which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This is effective for fiscal years beginning after December 15, 2008 with adoption by the Company on July 1, 2009. An evaluation of the impact of this adoption on the Company’s Consolidated Financial Statements is being undertaken.

Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (FASB No. 160), which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner– as equity in the consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

financial statements. This eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. The Company will be required to adopt the provisions of FASB No. 160 on July 1, 2009 and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

****************

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES REFORM ACT OF 1995

The statements contained in this Quarterly Report on Form 10-Q, including those contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, along with statements in reports filed with the Securities and Exchange Commission (SEC), external documents and oral presentations, which are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities and Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from the expected results included in the forward-looking statements. Those factors include, but are not limited to, the following: the impact of the pending merger agreement with Philips, developments in the healthcare industry; the success of the Company’s marketing, sales, and promotion programs; future sales, acceptance, and quality of the Company’s products and programs; the results of clinical trials; the timing and success of new product introductions; new product development; anticipated cost savings; FDA and other regulatory requirements, enforcement actions, product recalls or related field actions; future results from acquisitions and strategic investments; growth rates in foreign markets; regulations and other factors affecting operations and sales outside the United States; foreign currency fluctuations; the effects of a major natural disaster, cyber-attack or other catastrophic event that results in the destruction or disruption of any critical business or information technology systems; customer consolidation and concentration; increasing price competition and other competitive factors in the manufacture, distribution, and sale of products; interest rate fluctuations; expiration of intellectual property rights; intellectual property and related litigation; other litigation; future levels of earnings and revenues; the number of equity awards granted to employees and changes in the Company’s stock price; and third party reimbursement; all of which are subject to change. In addition, completion of the Company’s tender offer and merger with Philips is subject to conditions, including satisfaction of a minimum tender condition and the need for regulatory approval, and there can be no assurance those conditions can be satisfied or that the transactions described in Note 1 to this Quarterly Report on Form 10-Q will be completed.

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within this discussion of financial condition and results of operations we refer to the three and six months ended December 31, 2007 as the “2007 Quarter” and “2007 Period”, respectively, and the three and six months ended December 31, 2006 as the “2006 Quarter” and “2006 Period”, respectively.

EXECUTIVE SUMMARY

Net sales for the 2007 Quarter totaled $343.1 million, which represents an increase of 19% over the $288.7 million achieved by the Company in the 2006 Quarter. The Company’s recent acquisitions added approximately $8.9 million of revenues during the 2007 Quarter, and favorable changes in foreign currency rates added approximately $3.7 million. Together, acquired revenues and foreign currency rate changes represented 4% of the revenue growth in the 2007 Quarter. Consolidated revenue growth during the 2007 Quarter on an organic, constant-currency basis was 15% compared to the 2006 Quarter. As more fully described below, the Company’s revenue growth during the 2007 Quarter was well balanced across key product groups and geographic locations.

Net income for the current quarter was $30.9 million, or $0.41 per diluted share, including $6.9 million of merger expenses on a pre-tax basis (or $0.06 per share after tax) related to the Company’s signed merger agreement with Royal Philips Electronics and stock compensation expense totaling $3.9 million on a pre-tax basis (or $0.03 per diluted share after tax). The merger expenses include fees to financial advisory firms that became payable upon execution of the merger agreement on December 20, 2007 and legal fees incurred during the 2007 Quarter. Based on strong operating results during the 2007 Quarter including lower income tax expenses, the Company also contributed $4.0 million to the Respironics Sleep and Respiratory Research Foundation (the “Foundation”) and incurred $1.4 million of expenses related to additional investments in a development stage sleep company. Additionally, the Company contributed to performance-based employee compensation plans at higher than planned levels based on operating results exceeding plan during the 2007 Quarter.

During the 2007 Quarter the Company made in excess of $35.0 million of strategic investments and acquisition-related payments. In addition, the Company invested $3.0 million during the 2007 Quarter for its new $32 million, 165,000-square-foot manufacturing facility which will be located approximately seven miles from Respironics’ U.S. headquarters and current manufacturing site in Murrysville, Pennsylvania and will focus on the production of its sleep therapy devices.

RESULTS OF OPERATIONS

(In thousands except percentages and per share data)

	Three months ended December 31,		% Incr (Decr)	Six months ended December 31,		% Incr (Decr)
	2007	2006		2007	2006
Net Sales	$343,143	$288,664	19%	$654,780	$555,287	18%
Cost of goods sold	158,637	134,145	18%	303,241	258,783	17%

	184,506	154,519	19%	351,539	296,504	19%
General and administrative	47,194	38,425	23%	94,715	73,310	29%
Sales, marketing and commission	67,002	54,864	22%	130,218	112,429	16%
Research and development	18,127	15,739	15%	36,185	30,252	20%
In-process research and development	—	—		5,424	—
Contribution to foundation	4,000	—		4,000	—
Restructuring and acquisition-related	485	1,201		1,063	2,887
Merger	6,935	—		6,935	—

Total expenses	143,743	110,229		278,540	218,878
Other income	(2,047)	(2,855)		(7,271)	(4,840)

INCOME BEFORE INCOME TAXES	42,810	47,145	(9)%	80,270	82,466	(3)%
Income taxes	11,958	17,546	(32)%	21,949	30,798	(29)%

NET INCOME	$30,852	$29,599	4%	58,321	$51,668	13%

Diluted earnings per share	$0.41	$0.40	3%	$0.78	$0.70	11%

Diluted shares outstanding	74,876	73,844		74,970	73,777

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Net Sales—Net sales for the 2007 Quarter were $343.1 million representing a 19% increase over the net sales of $288.7 million recorded for the 2006 Quarter, and net sales for the 2007 Period were $654.8 million which was an 18% increase over the net sales of $555.3 million for the 2006 Period. Overall, acquired revenues and the impact of foreign currency exchange rate changes, in the aggregate, had a 4% positive impact on revenues during the 2007 Quarter.

The Company’s sales growth occurred across all product groups during the 2007 Quarter and Period and is summarized as follows (in thousands):

	Three months ended December 31,		Increase		Six months ended December 31,		Increase
Product Group	2007	2006	$	%	2007	2006	$	%
Domestic Sleep and Home Respiratory	$164,049	$138,553	$25,496	18%	$324,811	$276,810	$48,001	17%
Domestic Hospital	58,318	54,610	3,708	7%	106,517	97,947	8,570	9%
International	120,776	95,501	25,275	26%	223,452	180,530	42,922	24%

Total	$343,143	$288,664	$54,479	19%	$654,780	$555,287	$99,493	18%

The Company’s domestic Sleep and Home Respiratory revenue gains during the 2007 Quarter were led by increases of $18.4 million (16%) in sleep therapy product revenues over the 2006 Quarter. The Company’s growth in OSA was driven by the ongoing success of the M Series platform of sleep therapy devices including proprietary breathing modalities like A-Flex™, and a broad range of patient interface products including OptiLife™ and the Company’s ComfortGel™ mask. Further, Home Respiratory Care products contributed to the Company’s growth in the 2007 Quarter, as the recently introduced EverFlo™ Stationary Oxygen Concentrator and EverGo™ Portable Oxygen Concentrator continued to gain market acceptance. Those same drivers resulted in overall revenue increases in Sleep and Home Respiratory revenue for the 2007 Period of $48.0 million or 17%.

Sales of domestic Hospital products in the 2007 Quarter increased by $3.7 million (7%) as compared to the 2006 Quarter. The Company received positive contributions from sales of domestic Respiratory Drug Delivery products (consisting of general-purpose asthma and nebulizer products as well as advanced respiratory drug delivery systems) and Children’s Medical Ventures products (consisting of infant monitors, bilirubin devices, and developmental care products) during the 2007 Quarter. These gains were partially offset by domestic Critical Care products (consisting of ventilation therapy and cardio-respiratory monitoring products) performance. The Company’s domestic Hospital products revenues increased by $8.6 million in the 2007 Period, a 9% increase over the 2006 Period.

The growth in International revenue during the 2007 Quarter included increased sales of both Sleep and Home Respiratory and Hospital products. The most significant increase was driven by sleep therapy, which increased by $9.6 million (22%) during the 2007 Quarter. The Company also experienced substantial growth in sales of Home Respiratory Care products during the 2007 Quarter. Additionally, International Hospital product sales increased by $6.8 million (24%) for the 2007 Quarter, driven by strong performances across all major Hospital product categories. The Company’s international revenue growth occurred across key markets, especially Europe, the Far East / Asia Pacific and the International Americas. International revenue grew by $42.9 million (24%) during the 2007 Period driven by both Sleep and Home Respiratory as well as Hospital sales.

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

The Company’s sales for each of the product groups, as a percentage of total sales, were as follows:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Domestic Sleep and Home Respiratory Products	48%	48%	50%	50%
Domestic Hospital Products	17%	19%	16%	18%
International Products	35%	33%	34%	32%

Total	100%	100%	100%	100%

Gross Profit—The Company’s gross profit was 54% of net sales for the 2007 Quarter and Period, and 54% and 53% for the 2006 Quarter and Period, respectively. Gross margin as a percent of sales was comparable year-over-year. Factors that influence the Company’s gross profit include sales mix (between product groups as well as geographies), manufacturing throughput, raw material prices, and direct and indirect manufacturing costs including freight expenses.

General and Administrative Expenses—General and administrative expenses were $47.2 million (14% of net sales) for the 2007 Quarter, compared to $38.4 million (13% of net sales) for the 2006 Quarter and $94.7 million (14% of net sales) for the 2007 Period, compared to $73.3 million (13% of net sales) for the 2006 Period. The increase for both the Quarter and the Period was due primarily to contributions to the Company’s employee incentive compensation plans, consistent with the Company’s financial performance achieved during the Quarter and Period and other expenses incurred consistent with the Company’s growth, including salaries, warranty and acquired company expenses.

Sales, Marketing and Commission Expenses—Sales, marketing and commission expenses were $67.0 million (20% of net sales) for the 2007 Quarter, compared to $54.9 million (19% of net sales) for the 2006 Quarter and $130.2 million (20% of net sales) for the 2007 Period, compared to $112.4 million (20% of net sales) for the 2006 Period. The increase was driven by the Company’s continued investments in sales and marketing programs, especially the launch of new products, and sales force, meeting and trade show expenses that occurred during the Quarter and Period, as well as acquired company expenses. In addition, the Company’s sales, marketing and commissions expenses increased during the 2007 Quarter and Period as a result of changes in foreign currency exchange rates.

Research and Development Expenses—Research and development expenses were $18.1 million (5% of net sales) for the 2007 Quarter, compared to $15.7 million (5% of net sales) for the 2006 Quarter and $36.2 million (6% of net sales) for the 2007 Period, compared to $30.3 million (5% of net sales) for the 2006 Period. The increase for the Quarter and Period was due to the Company’s continuing commitment to research and development in its core markets and product groups, including several new patient interface products in development for use in sleep therapy and hospital ventilation, as well as on-going work on new sleep therapy and ventilation device platforms and breathing algorithms. The Company also continues to make investments in opportunities outside of its core product and market groups.

In-process Research and Development Expenses—During the 2007 Period, the Company recognized $5.4 million of in-process research and development expenses related to an equity investment in a development stage sleep company.

Contribution to the Foundation—During the 2007 Quarter the Company made a contribution of $4.0 million to the Respironics Sleep and Respiratory Research Foundation. This was the only contribution made during the 2007 Period and no contributions were made to the Foundation during the 2006 Quarter and Period. The Foundation was formed for scientific, educational, and charitable purposes and is used to promote awareness of, and research into, the medical consequences of sleep and respiratory problems.

Restructuring and Acquisition-Related Expenses—The Company incurred restructuring and acquisition-related expenses of $0.5 million and $1.1 million for the 2007 Quarter and 2007 Period, respectively, primarily related to the integration of acquired companies and other costs. During the 2006 Quarter and Period the Company incurred restructuring and acquisition-related expenses of $1.2 million and $2.9 million, respectively, related primarily to the integration of acquired companies, restructuring of operations at certain facilities and other costs.

Merger Expenses—The Company incurred investment banking fees, legal fees and other costs related to the merger transaction discussed in Note 1 to the Consolidated Financial Statements. These totaled approximately $6.9 million for the 2007 Quarter and Period.

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Other Income—Other income was $2.0 million for the 2007 Quarter and $7.3 million for the 2007 Period, compared to $2.9 million for the 2006 Quarter and $4.8 million for the 2006 Period. Other income in all quarters and periods presented includes net interest income and net realized and unrealized foreign currency exchange gains (losses). Other income in the 2007 Quarter and 2007 Period includes a gain of approximately $1.0 million and $3.9 million, respectively, resulting from the strengthening of certain foreign currency exchange rates against the U.S. dollar.

Income Taxes—The Company’s effective income tax rate was approximately 28% for the 2007 Quarter and 37% for the 2006 Quarter. The lower rate in the current Quarter was related to the establishment of the patient interface manufacturing center of excellence in the Asia Pacific Region. The effective income tax rate for the 2007 and 2006 Periods was approximately 27% and 37%, respectively. The lower rate in the 2007 Period was also related to the establishment of the patient interface manufacturing center of excellence in the Asia Pacific Region and other items.

Net Income—As a result of the factors described above, the Company’s net income was $30.9 million (9% of net sales) or $0.41 per diluted share for the 2007 Quarter, compared to net income of $29.6 million (10% of net sales) or $0.40 per diluted share for the 2006 Quarter.

Net income was $58.3 million (9% of net sales) or $0.78 per diluted share for the 2007 Period, compared to net income of $51.7 million (9% of net sales) or $0.70 per diluted share for the 2006 Period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

(in thousands)	2007	2006	Increases in Cash
Net cash provided by operating activities	$90,614	$41,281	$49,333
Net cash used in investing activities	$(50,455)	$(62,364)	$11,909
Net cash provided by financing activities	$21,286	$10,862	$10,424

The increase in cash provided by operating activities of $49.3 million was due to higher net income before the impact of depreciation, amortization, and stock-based compensation expenses. During the 2007 Period, accounts receivable decreased by $3.8 million compared to an increase of $11.0 million in the comparable period last year; the Company’s days sales outstanding were 58 days at December 31, 2007 compared to 62 days at December 31, 2006. Investment in inventories and other current assets was $13.1 million for the 2007 Period compared to $19.6 million for the 2006 Period. This $6.5 million reduction compared to the 2006 Period was primarily due to the Company’s efforts to decrease inventory levels. The Company decreased accounts payable, other assets and liabilities by $0.4 million in the 2007 Period compared to an increase of $5.4 million during the 2006 Period.

During the 2007 Period the Company used $22.9 million of cash to purchase short-term investments, and it received $67.4 million of proceeds from the sales and maturities of short-term investments. During the 2006 Period, the Company used $23.1 million of cash to purchase short-term investments and received $1.2 million of proceeds from the sales and maturities of short-term investments. During the 2007 and 2006 Periods, respectively, the Company paid $49.9 million and $12.2 million (net of cash acquired) to acquire businesses, intangible assets, and other investments, including additional purchase price payments for previously acquired businesses. These acquisition-related payments are more fully described in Note 10 to the Consolidated Financial Statements. Additionally, cash used by investing activities included capital expenditures of $45.1 million and $29.2 million during the 2007 and 2006 Periods, respectively. These capital expenditures included the purchase of leasehold improvements, production equipment, computer hardware and software, telecommunications and office equipment, and the production of equipment leased to customers. The Company continues to invest in several growth supporting initiatives, including various facility expansions, a new manufacturing facility being built near the Murrysville, Pennsylvania headquarters, and production equipment for new products. Funds utilized for investing activities in the 2007 Period were provided by the proceeds from the sale and maturity of short-term investments and positive cash flows from operating activities.

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Cash provided by financing activities in the 2007 Period consists of $12.1 million of proceeds from the issuance of common stock under the Company’s stock option plans and $17.0 million of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary. These proceeds were partially offset by payments on these equipment financing arrangements and other long-term borrowings of $11.9 million. Cash provided by financing activities also includes $4.1 million of excess tax benefits from share-based payment arrangements. Net cash provided by financing activities during the 2006 Period consists of $6.7 million of proceeds from the issuance of common stock under the Company’s stock option plans and $2.7 million of proceeds from short-term borrowings and equipment financing at the Company’s Fuji subsidiary. These proceeds were partially offset by payments on theses equipment financing arrangements and other long-term borrowings of $2.2 million. Cash provided by financing activities during the 2006 Period also includes $2.1 million of excess tax benefits from share-based payment arrangements and $1.6 million of proceeds from the guarantee of third party debt.

The Company had working capital of $564.3 million at December 31, 2007 and $537.1 million at June 30, 2007.

The Company believes that its sources of funding, which consist of projected positive cash flow from operating activities, the availability of additional funds under its revolving credit facility (totaling approximately $148.4 million at December 31, 2007), and its accumulated cash, cash equivalents, and short-term investments, will be sufficient to meet its current and presently anticipated short-term and long-term needs for operating activities and typical investing activities, and financing activities.

The Company will, however, have substantial cash requirements for additional merger transaction-related expenses and stock option buy-outs immediately prior to the closing of the transaction. It may be necessary to borrow amounts in excess of the current revolver capacity from Philips or other sources to meet these obligations or Philips could pay certain of these obligations directly.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Company has contractual financial obligations and commercial financial commitments consisting primarily of long-term debt, capital lease obligations, and non-cancelable operating leases. The Company’s contractual obligations and commercial commitments are described in “Item 7. Management’s Discussion and Analysis – Contractual Obligations and Commitments” in its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2007. The composition and nature of these obligations and commitments have not changed materially since June 30, 2007. See Note 6 to the Consolidated Financial Statements for additional information about certain obligations and commitments.

On August 19, 2002 and as subsequently amended, the Company entered into a revolving credit agreement with a group of banks under which a total of $150.0 million is available through August 31, 2009. The revolving credit agreement is unsecured and contains certain financial covenants with which the Company must comply. The Company is currently in compliance with these covenants. The interest rate on the revolving credit facility is based on a spread over the London Interbank Offered Rate (LIBOR). As of December 31, 2007, no borrowings are outstanding under the revolving credit agreement.

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

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized a net $3.9 million increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the July 1, 2007 balance of retained earnings. After recognition of these items in connection with the implementation of FIN 48, the total liability for unrecognized tax benefits at July 1, 2007 was $20.8 million. Of this total, $16.1 million of net tax benefits would reduce the Company’s effective tax rate if the tax benefits were recognized in the financial statements. At December 31, 2007, the Company’s total liability for unrecognized net tax benefits is $25.9 million, of which $21.2 million would reduce the effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The total amount of accrued interest and penalties included in the FIN 48 liability above as of July 1, 2007 was $3.8 million. The Company recognized $0.4 million of interest and penalties in income tax expense for the 2007 Quarter and $0.8 million for the 2007 Period and at December 31, 2007 the total amount of accrued interest and penalties included in the FIN 48 liability is $4.5 million.

As of December 31, 2007, the Company is not aware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Foreign Exchange Rates — The Company is exposed to market risk from changes in foreign exchange rates. The Company’s functional currency is the U.S. dollar and a substantial majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars. The Company also conducts business in various foreign currencies, primarily the Japanese yen, the euro, and the British pound. Additionally the Company transacts business in the Hong Kong dollar, the Canadian dollar, the Swiss franc, Australian dollar, the Chinese yuan, Swedish krona, Danish krone, Norwegian kroner, Brazilian real, and United Arab Emirates dirham (AED). As part of the Company’s risk management strategy, the Company put in place a hedging program under which the Company enters into foreign currency option and forward contracts to hedge a portion of cash flows denominated in certain foreign currencies. These contracts are entered into to reduce the risk that the Company’s earnings and cash flows, resulting from certain forecasted and recognized currency transactions, will be affected by changes in foreign currency exchange rates. See Note 5 to the Consolidated Financial Statements for additional information about the Company’s foreign currency hedging activities.

Sales denominated in currencies other than the U. S. dollar were $139.0 million (21% of consolidated sales) for the 2007 Period and $100.4 million (18% of consolidated sales) for the 2006 Period. An adverse change of 10% in exchange rates would have resulted in a decrease in sales of $12.6 million for the 2007 Period. Net foreign currency gains (losses) included in the determination of the Company’s net income were approximately $1.0 million and ($0.1) million for the 2007 Quarter and 2006 Quarter, respectively, and $3.9 million and ($0.2) million for the 2007 Period and 2006 Period, respectively.

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

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

There has been no change in the Company’s internal control over financial reporting during the 2007 Quarter and 2007 Period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Discovery has concluded, and by Order dated August 30, 2006, the Court decided certain issues regarding the interpretation of patent claims involved in the case. On April 26, 2007, the Court issued a summary judgment decision in which it (1) held the Respironics patent claims asserted to be valid; (2) held that Invacare’s current CPAP with SoftX product does not infringe three Respironics patents; and (3) held that it could not decide on summary judgment whether a prior version of the Invacare CPAP with SoftX product infringed a fourth Respironics patent. The trial on the infringement claim concerning the prior CPAP with SoftX product began on November 5, 2007 and resulted in a jury verdict in Respironics favor. On January 8, 2008, Respironics filed a Notice of appeal with the United States Court of appeals for the Federal Circuit as to the non-infringement aspects of the District Court’s prior decisions. On February 4, 2008, Invacare filed a Notice of Cross-Appeal with the United States District Court for the Federal Circuit as to the infringement determination and various other aspects of the case.

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

Shareholder Litigation

On January 8, 2008, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, the members of its Board of Directors, Koninklijke Philips Electronics N.V., Philips Holding USA Inc. and Moonlight Merger Sub, Inc. (collectively, the “defendants”). The plaintiff alleges breach of fiduciary duties by the Company’s Directors in connection with the merger agreement entered into on December 20, 2007 by Respironics, Philips USA and Moonlight Merger Sub and the subsequent tender offer for the Company’s shares, commenced on January 3, 2008 by Moonlight Merger Sub. In the lawsuit, the plaintiff seeks an injunction against the tender offer and the merger agreement as well as unspecified damages, including attorneys’ fees and costs. On January 10, 2008, the plaintiff filed motions seeking expedited proceedings, including the scheduling of a preliminary injunction hearing before the close of the tender offer and expedited discovery. The defendants opposed the plaintiff’s motions. The Vice Chancellor of the Court of Chancery heard arguments on the plaintiff’s motions on January 14, 2008, and denied the motions. The Company plans to vigorously defend against any further pursuit of these claims.

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

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

In the event the Company’s proposed merger with Philips is not consummated, its business, results of operations and market price of its common stock could be materially and adversely affected.

The Company entered into a merger agreement with Philips on December 20, 2007, pursuant to which Philips has agreed to acquire Respironics. The announcement and pending completion of the terms of the merger agreement and merger could have an adverse effect on the Company’s business generally, its customer relationships and operating results, and its ability to retain employees, including key employees.

In addition, in the event that the conditions to the completion of the merger are not satisfied, including the receipt of regulatory approvals, or an event, change, or other circumstance occurs that could give rise to the termination of the merger agreement, the merger may not be completed.

The Company has already incurred substantial costs in connection with the proposed merger, including legal fees, financial advisory fees and other related costs, and it anticipates incurring additional costs prior to the closing of the merger. If the merger is not completed due to certain circumstances specified in the merger agreement, the Company also may be required to pay Philips a termination fee of $175.0 million, plus expenses, up to a maximum of $10.0 million. Further, if the merger is not completed, the Company may experience negative reactions from the financial markets and its customers, suppliers and employees. Each of the factors described above could materially and adversely affect the Company’s business, results of operations and the market price and trading volume of its common stock. In particular, if the merger is not completed for any reason, the market price of the Company’s common stock will likely decline, to the extent that the current market price reflects the market assumption that the merger will be completed or the market’s perceptions as to the reasons why the merger was not completed.

Restrictions on the conduct of the Company’s business prior to the completion of the pending merger with Philips may negatively impact its results of operations and its competitive position.

The Company is subject to certain restrictions under the merger agreement on the conduct of its business prior to the completion of the merger, including not exceeding a certain amount in capital expenditures, not making acquisitions other than those contemplated by the merger agreement or subsequently consented to, not entering into contracts exceeding a certain amount and other matters. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger with Philips that could be favorable to its operations and its shareholders. As a result, if the proposed merger is not completed, the Company’s results of operations and competitive position may be adversely affected.

Other than the two risk factors described above, there were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3:	Defaults Upon Senior Securities.

None

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

Item 4:	Submission of Matters to a Vote of Security Holders.

At the Respironics, Inc. Annual Meeting of Shareholders on November 13, 2007, the following members were elected to the Board of Directors for a period of three years:

	FOR		ABSTAIN/WITHHOLD
	Shares	% of Shares Outstanding	Shares	% of Shares Outstanding
Douglas A. Cotter, Ph.D.	61,922,910	83.70%	5,426,278	7.33%
Candice L. Littell	62,751,377	84.82%	4,597,811	6.21%
Gerald E. McGinnis	61,451,164	83.06%	5,898,024	7.97%
Craig B. Reynolds	61,434,436	83.04%	5,914,752	7.99%

Dr. Cotter, Ms. Littell, Mr. McGinnis and Mr. Reynolds were elected as Directors. Directors whose term of office continued after the meeting were Mr. J. Terry Dewberry, Mr. Donald H. Jones, Mr. Joseph C. Lawyer, Mr. James W. Liken, Ms. Mylle H. Mangum, Mr. Sean C. McDonald, Mr. John L. Miclot, and Mr. John C. Miles II.

Additionally, at the meeting, there was a vote on the following proposal which was approved:

	FOR		AGAINST		ABSTAIN/WITHHOLD
	Shares	% of Shares Outstanding	Shares	% of Shares Outstanding	Shares	% of Shares Outstanding
Selection of Ernst & Young, LLP as independent registered public accounting firm for the fiscal year ending June 30, 2008	66,394,557	89.75%	942,630	1.27%	12,000	0.02%

Item 5:	Other Information.

None

Item 6:	Exhibits.

Exhibit 15	Acknowledgement of Ernst & Young LLP.

Exhibit 10.60	Employment agreement with Gerald E. McGinnis, dated November 13, 2007

Exhibit 10.61	Employment agreement with Craig B. Reynolds, dated November 13, 2007

Exhibit 10.62	Letter Agreement between Craig B. Reynolds and the Company, dated as of December 20, 2007, filed as Exhibit (e)(3) to the Schedule 14D-9, filed by Respironics, Inc. on January 3, 2008

Exhibit 10.63	Letter Agreement between Geoffrey C. Waters and the Company, dated as of December 20, 2007, filed as Exhibit (e)(4) to the Schedule 14D-9, filed by Respironics, Inc. on January 3, 2008

Exhibit 10.64	Letter Agreement between Derek Smith and the Company, dated as of December 20, 2007, filed as Exhibit (e)(5) to the Schedule 14D-9, filed by Respironics, Inc. on January 3, 2008

Exhibit 10.65	Letter Agreement between Donald J. Spence and the Company, dated as of December 20, 2007, filed as Exhibit (e)(6) to the Schedule 14D-9, filed by Respironics, Inc. on January 3, 2008

Exhibit 10.66	Letter Agreement between John L. Miclot and the Company, dated as of December 20, 2007, filed as Exhibit (e)(7) to the Schedule 14D-9, filed by Respironics, Inc. on January 3, 2008

Exhibit 31.1	Section 302 Certification of John L. Miclot, President and Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Daniel J. Bevevino, Vice President and Chief Financial Officer.

Exhibit 32	Section 906 Certifications of John L. Miclot, President and Chief Executive Officer and Daniel J. Bevevino, Vice President and Chief Financial Officer.

Respironics, Inc. and Subsidiaries

Three and six months ended December 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRONICS, INC.

Date: February 11, 2008	/S/ DANIEL J. BEVEVINO
Daniel J. Bevevino
Vice President, and Chief Financial and Principal Accounting Officer

Signing on behalf of the registrant and as Chief Financial and Principal Accounting Officer